Form 10-Q
period 2018-06-30
PACIFIC CITY FINANCIAL CORP
filed 2018-09-20
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number 001-38621
PACIFIC CITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-8856755 (IRS Employer Identification No.)

3701 Wilshire Boulevard, Suite 900 Los Angeles, California (Address of principal executive offices)	90010 (Zip Code)

(213) 210-2000 (Registrant’s telephone number, including area code)

Not Applicable (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of September 13, 2018, the registrant had outstanding 15,968,515 shares of common stock.

Pacific City Financial Corporation and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2018

Forward-looking Statements
This prospectus contains forward-looking statements which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "might," "should," "could," "predict," "potential," "believe," "expect," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "goal," "target," "outlook," "aim," "would," "annualized" and "outlook," or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in "Risk Factors" or "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or the following:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•
factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•	governmental monetary and fiscal policies, and changes in market interest rates;

•	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters;

•	the significant portion of our loan portfolio that is comprised of real estate loans;

•	our ability to attract and retain Korean-American customers;

•	our ability to identify and address cyber-security risks, fraud and systems errors;

•	our ability to effectively execute our strategic plan and manage our growth;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

•	costs and obligations associated with operating as a public company;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and

•	changes in federal tax law or policy.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this prospectus. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this prospectus. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Financial Statements

Pacific City Financial Corporation and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$33,800	$16,662
Interest-bearing deposits in other financial institutions	134,846	56,996
Total cash and cash equivalents	168,646	73,658
Securities available-for-sale, at fair value	132,106	129,689
Securities held-to-maturity, at amortized cost (fair value of $19,745 at June 30, 2018 and $20,997 at December 31, 2017)	20,390	21,070
Total investment securities	152,496	150,759
Loans held-for-sale	20,331	5,297
Loans held-for-investment, net of deferred loan costs (fees)	1,254,856	1,189,999
Allowance for loan losses	(12,621)	(12,224)
Net loans held-for-investment	1,242,235	1,177,775
Premises and equipment, net	4,892	4,723
Federal Home Loan Bank and other restricted stock, at cost	7,433	6,589
Other real estate owned, net	—	99
Deferred tax assets, net	4,360	3,847
Servicing assets	8,390	8,973
Accrued interest receivable and other assets	10,386	10,279
Total assets	$1,619,169	$1,441,999
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$347,342	$319,026
Savings, NOW and money market accounts	282,796	317,878
Time deposits under $250,000	445,553	347,774
Time deposits $250,000 and over	351,554	266,612
Total deposits	1,427,245	1,251,290
Borrowings from Federal Home Loan Bank	30,000	40,000
Accrued interest payable and other liabilities	10,493	8,525
Total liabilities	1,467,738	1,299,815
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, 0 issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 13,435,214 shares at June 30, 2018 and 13,417,899 at December 31, 2017	125,579	125,430
Additional paid-in capital	3,206	2,941
Retained earnings	25,258	15,036
Accumulated other comprehensive loss, net	(2,612)	(1,223)
Total shareholders’ equity	151,431	142,184
Total liabilities and shareholders’ equity	$1,619,169	$1,441,999

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$18,610	$14,807	$36,050	$28,684
Interest on tax-exempt investment securities	41	48	81	96
Interest on investment securities	828	540	1,636	1,000
Interest and dividends on other interest-earning assets	865	294	1,205	526
Total interest income	20,344	15,689	38,972	30,306
Interest expense:
Interest on deposits	4,292	2,302	7,458	4,449
Interest on borrowings	170	3	338	3
Total interest expense	4,462	2,305	7,796	4,452
Net interest income	15,882	13,384	31,176	25,854
Provision (reversal) for loan losses	425	(274)	520	(472)
Net interest income after provision (reversal) for loan losses	15,457	13,658	30,656	26,326
Noninterest income:
Service charges and fees on deposits	376	337	725	687
Servicing income	585	601	1,211	1,167
Gain on sale of loans	1,033	2,370	3,149	4,714
Other income	279	274	550	503
Total noninterest income	2,273	3,582	5,635	7,071
Noninterest expense:
Salaries and employee benefits	6,153	5,574	12,399	11,095
Occupancy and equipment	1,246	1,090	2,390	2,186
Professional fees	988	476	1,511	896
Marketing and business promotion	541	419	929	720
Data processing	295	261	597	510
Director fees and expenses	211	180	441	343
Loan related expenses	63	92	122	203
Regulatory assessments	145	103	277	201
Other expenses	1,298	601	1,905	1,163
Total noninterest expense	10,940	8,796	20,571	17,317
Income before income taxes	6,790	8,444	15,720	16,080
Income tax expense	2,028	3,584	4,694	6,822
Net income	$4,762	$4,860	$11,026	$9,258

Earnings per common share, basic	$0.35	$0.36	$0.82	$0.69
Earnings per common share, diluted	$0.35	$0.36	$0.81	$0.68

Weighted-average common shares outstanding, basic	13,432,775	13,408,282	13,425,557	13,401,859
Weighted-average common shares outstanding, diluted	13,628,677	13,542,538	13,607,834	13,523,128

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$4,762	$4,860	$11,026	$9,258
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(515)	(8)	(1,960)	111
Income tax benefit (expense) related to items of other comprehensive income	151	3	571	(46)
Total other comprehensive income (loss), net of tax	(364)	(5)	(1,389)	65
Total comprehensive income	$4,398	$4,855	$9,637	$9,323

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share data)

		Shareholders' Equity
	Common Stock Outstanding Shares	Common stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	13,391,222	$125,094	$2,444	$—	$(531)	$127,007
Comprehensive income
Net income	—	—	—	9,258	—	9,258
Other comprehensive income, net of tax	—	—	—	—	65	65
Share-based compensation expense	—	—	347	—	—	347
Stock options exercised	20,971	262	(180)	—	—	82
Retirement of fractional shares	(134)	(2)	—	—	—	(2)
Cash dividends declared on common stock ($0.06 per common share)	—	—	—	(804)	—	(804)
Balance at June 30, 2017	13,412,059	$125,354	$2,611	$8,454	$(466)	$135,953
Balance at January 1, 2018	13,417,899	$125,430	$2,941	$15,036	$(1,223)	$142,184
Comprehensive income
Net income	—	—	—	11,026	—	11,026
Other comprehensive loss, net of tax	—	—	—	—	(1,389)	(1,389)
Share-based compensation expense	—	—	339	—	—	339
Stock options exercised	17,315	149	(74)	—	—	75
Cash dividends declared on common stock ($0.06 per common share)	—	—	—	(804)	—	(804)
Balance at June 30, 2018	13,435,214	$125,579	$3,206	$25,258	$(2,612)	$151,431

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$11,026	$9,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	612	549
Amortization of net premiums on securities	406	366
Amortization of servicing assets	1,244	1,096
Provision (reversal) for loan losses	520	(472)
Deferred tax expense (benefit)	57	(583)
Stock-based compensation	339	347
Gain on sale of loans	(3,149)	(4,714)
Originations of loans held-for-sale	(60,399)	(83,318)
Proceeds from sales of and principal collected on loans held-for-sale	49,135	81,827
Change in accrued interest receivable and other assets	(41)	(184)
Change in accrued interest payable and other liabilities	1,968	1,143
Net cash provided by operating activities	1,718	5,315
Investing activities:
Purchase of securities available-for-sale	(16,060)	(34,935)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	11,329	7,582
Purchase of securities held-to-maturity	—	(1,983)
Proceeds from maturities and paydowns of securities held-to-maturity	629	825
Proceeds from sale of loans held-for-investment	7,208	—
Net change in loans receivable	(73,533)	(49,889)
Purchase of Federal Home Loan Bank stock	(844)	(903)
Proceeds from sale of other real estate owned	102	291
Purchases of premises and equipment	(787)	(303)
Net cash used in investing activities	(71,956)	(79,315)
Financing activities:
Net increase in deposits	175,955	86,399
Proceeds from long-term borrowings from Federal Home Loan Bank	—	40,000
Repayment of long-term borrowings from Federal Home Loan Bank	(10,000)	—
Stock options exercised	75	80
Cash dividends paid on common stock	(804)	(804)
Net cash provided by financing activities	165,226	125,675
Net increase in cash and cash equivalents	94,988	51,675
Cash and cash equivalents at beginning of year	73,658	69,951
Cash and cash equivalents at end of year	$168,646	$121,626

Supplemental disclosures of cash flow information:
Interest paid	$7,438	$4,095
Income taxes paid	4,194	4,896
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$7,034	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
Pacific City Financial Corporation (collectively, with its consolidated subsidiary, "the Company," "we," "us" or "our") is a bank holding company whose subsidiary is Pacific City Bank ("the Bank"). The Bank is a single operating segment that operates eleven full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Fort Lee, New Jersey and Bayside, New York, and ten loan production offices in Irvine and Los Angeles, California; Lynnwood, Washington; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.
Significant Accounting Policies
The Company’s accounting policies are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018. Refer to Adopted Accounting Pronouncements below for discussion of accounting pronouncements adopted during the six months ended June 30, 2018.
Use of Estimates in the Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are subject to change and such change could have a material effect on the consolidated financial statements. Actual results may differ from those estimates.

Adopted Accounting Pronouncements
During the six months ended June 30, 2018, the following accounting pronouncements applicable to the Company were adopted:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU clarifies principles for recognizing revenue from contracts with customers and supersedes current guidelines, Topic 605 - "Revenue Recognition," and most industry specific guidance. The principal of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following "Five-steps Model" prescribed in Accounting Standard Codification ("ASC") 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amended disclosure guidance requires sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14, is effective for interim and annual periods beginning after December 15, 2017, and entities have the option of using either a modified retrospective or full retrospective approach for the adoption.
The Company adopted this guidance on January 1, 2018 utilizing the modified retrospective approach. The Company’s source of revenue is net interest income and noninterest income. The scope of this ASU explicitly excludes net interest income and other revenues from transactions involving financial instruments, such as loans and securities. The Company identified and reviewed fees and service charges on deposit accounts and income and expense from other real estate owned ("OREO"), which are within the scope of this ASU. Based on this analysis performed, the Company concluded this ASU did not have significant changes to the method in which the Company recognizes these revenue streams. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements. See note 13 for additional information.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurements of Financial Assets and Financial Liabilities." The amendments in this ASU require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments by requiring a qualitative assessment; eliminates the requirement for public business entities to disclose methods and assumptions for financial instruments measured at amortized cost on the statement of financial condition; requires the exit price notion to be used when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability; requires separate presentation of financial assets and liabilities by measurement category; and certain other requirements. This ASU became effective for fiscal years beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. See note 2 for additional information.
Recent Accounting Pronouncements Not Yet Adopted
The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The amendments in this ASU require lessees to recognize lease assets and lease liabilities for both leases classified as operating leases and finance leases, except leases with a term of 12 months or less where lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For leases with a term of greater than 12 months, lessees are required to recognize a liability to make lease payments and a right-of-use assets representing its right to use the underlying asset for the lease term measured at the present value of the lease payments. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. At June 30, 2018, the future lease rental payable under non-cancelable operating lease commitments for the Company’s offices and loan production offices were $12.2 million. The Company is in the process of evaluating the impact that adoption of this ASU may have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326)." The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a committee that is assessing data and system needs in order to evaluate the impact of adopting this ASU. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which this ASU is effective. The Company is in the process of evaluating the impact that adoption of this ASU may have on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities acquired at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this ASU to annual periods beginning after December 15, 2018, including interim periods. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.
Note 2 - Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (i.e.; an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three-level fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Fair value is measured on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate certain assets or liabilities for impairment or for disclosure purposes. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The Company records securities available-for-sale at fair value on a recurring basis. Certain other assets, such as loans held-for-sale, impaired loans, servicing assets and other real estate owned ("OREO") are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Investment securities: The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management reviews the valuation techniques and assumptions used by the provider and determines that the provider uses widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Securities held-to-maturity are not measured at fair value on a recurring basis.

Loans held-for-sale: The Company records SBA loans held-for-sale, residential property loans held-for-sale and certain non-residential real estate loans held-for-sale at the lower of cost or fair value, on an aggregate basis. The Company obtains fair values from a third party independent valuation service provider. Loans held-for-sale accounted for at the lower of cost or fair value are considered to be recognized at fair value when they are recorded at below cost, on an aggregate basis, and are classified as Level 2.
Impaired loans: The Company records fair value adjustments on certain loans that reflect (i) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (ii) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants, and are classified as Level 3.
Servicing Assets: Servicing assets represent the value associated with servicing loans that have been sold. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates and prepayment speed assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for servicing assets. Servicing assets are accounted for at the lower of cost or market value and considered to be recognized at fair value when they are recorded at below cost and are classified as Level 3.
Other real estate owned: The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification due to the unobservable inputs used for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Securities available-for-sale:
U.S. government and agency securities	$—	$24,626	$—	$24,626
Municipal bonds	—	1,296	—	1,296
Mortgage-backed securities	—	51,641	—	51,641
Collateralized mortgage obligations	—	54,543	—	54,543
Total securities available-for-sale	—	132,106	—	132,106
Total assets measured at fair value on a recurring basis	$—	$132,106	$—	$132,106
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2017
Securities available-for-sale:
U.S. government and agency securities	$—	$24,925	$—	$24,925
Municipal bonds	—	2,375	—	2,375
Mortgage-backed securities	—	51,904	—	51,904
Collateralized mortgage obligations	—	50,485	—	50,485
Total securities available-for-sale	—	129,689	—	129,689
Total assets measured at fair value on a recurring basis	$—	$129,689	$—	$129,689
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Impaired loans:
SBA property	$—	$—	$287	$287
Total impaired loans	—	—	287	287
Servicing assets - SBA real estate	—	—	6,940	6,940
Total assets measured at fair value on a non-recurring basis	$—	$—	$7,227	$7,227
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2017
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Collateral dependent impaired loans:
Commercial property	$(53)	$—	$(53)	$—
SBA property	(25)	(215)	(151)	(215)
Servicing assets - SBA real estate	(63)	—	(63)	—
Other real estate owned	—	(5)	3	(6)
Net losses recognized	$(141)	$(220)	$(264)	$(221)

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on financial instruments both on and off the consolidated balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates. The following methods and assumptions were used to estimate the fair value of significant financial instruments.

Financial assets: The carrying amounts of interest-bearing deposits with other financial institutions and accrued interest receivable are considered to approximate fair value. The fair values of investment securities are generally based on matrix pricing (Level 2). The fair value of loans is estimated based on a discounted cash flow approach under an exit price notion for June 30, 2018 and an entry price notion for December 31, 2017. The fair value reflects the estimated yield that would be negotiated with a willing market participant. Because sale transactions of such loans are not readily observable, as many of the loans have unique risk characteristics, the valuation is based on significant unobservable inputs (Level 3). It is not practical to determine the fair value of Federal Home Loan Bank ("FHLB") and other restricted stock due to restrictions placed on its transferability.
Financial liabilities: The carrying amounts of accrued interest payable are considered to approximate fair value. The fair value of deposits is estimated based on discounted cash flows. The discount rate is derived from the interest rates currently being offered for similar remaining maturities. Non-maturity deposits are estimated based on their historical decaying experiences (Level 3). The fair value of borrowings from FHLB is estimated based on discounted cash flows. The discount rate is derived from the current market rates for borrowings with similar remaining maturities (Level 2).
Off-balance-sheet financial instruments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material and is excluded from the table below.
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2018
Financial assets:
Interest-bearing deposits in other financial institutions	$168,646	$168,646	$168,646	$—	$—
Securities available-for-sale	132,106	132,106	—	132,106	—
Securities held-to-maturity	20,390	19,745	—	19,745	—
Loans held-for-sale	20,331	21,741	—	21,741	—
Net loans held-for-investment	1,242,235	1,252,933	—	—	1,252,933
FHLB and other restricted stock	7,433	N/A	N/A	N/A	N/A
Accrued interest receivable	4,488	4,488	74	524	3,890
Financial liabilities:
Deposits	$1,427,245	$1,398,088	$—	$—	$1,398,088
Borrowings from FHLB	30,000	29,409	—	29,409	—
Accrued interest payable	3,902	3,902	—	46	3,856
December 31, 2017
Financial assets:
Interest-bearing deposits in other financial institutions	$56,996	$56,996	$56,996	$—	$—
Securities available-for-sale	129,689	129,689	—	129,689	—
Securities held-to-maturity	21,070	20,997	—	20,997	—
Loans held-for-sale	5,297	5,813	—	5,813	—
Net loans held-for-investment	1,177,775	1,177,539	—	—	1,177,539
FHLB and other restricted stock	6,589	N/A	N/A	N/A	N/A
Accrued interest receivable	4,251	4,251	25	533	3,693
Financial liabilities:
Deposits	$1,251,290	$1,250,259	$—	$—	$1,250,259
FHLB and other restricted stock	40,000	39,778	—	39,778	—
Accrued interest payable	2,251	2,251	—	60	2,191

Note 3 - Investment Securities
Debt and equity securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheet according to management’s intent. The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2018
Securities available-for-sale:
U.S. government and agency securities	$25,257	$4	$(635)	$24,626
Municipal bonds	1,296	1	(1)	1,296
Mortgage-backed securities	53,212	4	(1,575)	51,641
Collateralized mortgage obligations	56,243	5	(1,705)	54,543
Total securities available-for-sale	$136,008	$14	$(3,916)	$132,106
Securities held-to-maturity:
Municipal bonds	$5,244	$49	$(21)	$5,272
Mortgage-backed securities	15,146	—	(673)	14,473
Total securities held-to-maturity	$20,390	$49	$(694)	$19,745
December 31, 2017
Securities available-for-sale:
U.S. government and agency securities	$25,231	$17	$(323)	$24,925
Municipal bonds	2,376	1	(2)	2,375
Mortgage-backed securities	52,565	8	(669)	51,904
Collateralized mortgage obligations	51,459	34	(1,008)	50,485
Total securities available-for-sale	$131,631	$60	$(2,002)	$129,689
Securities held-to-maturity:
Municipal bonds	$5,263	$181	$(5)	$5,439
Mortgage-backed securities	15,807	8	(257)	15,558
Total securities held-to-maturity	$21,070	$189	$(262)	$20,997

As of June 30, 2018 and December 31, 2017, pledged securities were $113.1 million and $109.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of June 30, 2018. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale		Securities Held-To-Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$502	$501	$126	$126
One to five years	—	—	581	577
Five to ten years	4,307	4,263	2,016	2,011
Greater than ten years	21,744	21,158	2,521	2,558
Mortgage-backed securities and collateralized mortgage obligations	109,455	106,184	15,146	14,473
Total	$136,008	$132,106	$20,390	$19,745

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$—	$1,060	$—
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that individual securities have been in a continuous unrealized loss position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2018
Securities available-for-sale:
U.S. government and agency securities	$9,484	$(260)	8	$13,138	$(375)	11	$22,622	$(635)	19
Municipal bonds	1,098	(1)	2	—	—	—	1,098	(1)	2
Mortgage-backed securities	29,143	(799)	24	21,722	(776)	28	50,865	(1,575)	52
Collateralized mortgage obligations	17,570	(321)	12	28,974	(1,384)	28	46,544	(1,705)	40
Total securities available-for-sale	$57,295	$(1,381)	46	$63,834	$(2,535)	67	$121,129	$(3,916)	113
Securities held-to-maturity:
Municipal bonds	$2,434	$(21)	10	—	—	—	$2,434	$(21)	10
Mortgage-backed securities	9,064	(351)	8	5,409	(322)	7	14,473	(673)	15
Total securities held-to-maturity	$11,498	$(372)	18	$5,409	$(322)	7	$16,907	$(694)	25
December 31, 2017
Securities available-for-sale:
U.S. government and agency securities	$11,736	$(103)	9	$8,798	$(220)	7	$20,534	$(323)	16
Municipal bonds	1,115	(2)	2	—	—	—	1,115	(2)	2
Mortgage-backed securities	31,876	(352)	29	18,762	(317)	21	50,638	(669)	50
Collateralized mortgage obligations	31,191	(454)	19	16,284	(554)	19	47,475	(1,008)	38
Total securities available-for-sale	$75,918	$(911)	59	$43,844	$(1,091)	47	$119,762	$(2,002)	106
Securities held-to-maturity
Municipal bonds	$1,183	$(5)	5	—	—	—	$1,183	$(5)	5
Mortgage-backed securities	7,997	(93)	6	5,739	(164)	7	13,736	(257)	13
Total securities held-to-maturity	$9,180	$(98)	11	$5,739	$(164)	7	$14,919	$(262)	18

In accordance with FASB ASC 320, Investments - Debt and Equity Securities, the Company performs an other-than-temporary impairment ("OTTI") assessment periodically. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security.
All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2018 and December 31, 2017 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2018 and December 31, 2017. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and six months ended June 30, 2018 and 2017.
Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017
Real estate loans:
Commercial property	$674,599	$662,840
Residential property	197,598	168,898
SBA property	133,081	130,438
Construction	28,659	23,215
Total real estate loans	1,033,937	985,391
Commercial and industrial loans:
Commercial term	80,791	77,438
Commercial lines of credit	72,799	60,850
SBA commercial term	28,276	30,199
International	7,734	1,920
Total commercial and industrial loans	189,600	170,407
Consumer loans	30,775	33,870
Loans held-for-investment	1,254,312	1,189,668
Deferred loan costs (fees)	544	331
Loans held-for-investment, net of deferred loan costs (fees)	1,254,856	1,189,999
Allowance for loan losses	(12,621)	(12,224)
Net loans held-for-investment	$1,242,235	$1,177,775

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of June 30, 2018 and December 31, 2017, the Company had no such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended June 30, 2018 and 2017:

	Three Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
June 30, 2018
Balance at April 1, 2018	$9,076	$3,100	$195	$12,371
Charge-offs	(79)	(90)	(127)	(296)
Recoveries on loans previously charged off	50	54	17	121
Provision (reversal) for loan losses	276	44	105	425
Balance at June 30, 2018	$9,323	$3,108	$190	$12,621
June 30, 2017
Balance at April 1, 2017	$7,737	$3,410	$168	$11,315
Charge-offs	—	(214)	(30)	(244)
Recoveries on loans previously charged off	—	223	9	232
Provision (reversal) for loan losses	81	(361)	6	(274)
Balance at June 30, 2017	$7,818	$3,058	$153	$11,029

The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the six months ended June 30, 2018 and 2017:

	Six Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
June 30, 2018
Balance at January 1, 2018	$8,507	$3,548	$169	$12,224
Charge-offs	(204)	(90)	(141)	(435)
Recoveries on loans previously charged off	52	234	26	312
Provision (reversal) for loan losses	968	(584)	136	520
Balance at June 30, 2018	$9,323	$3,108	$190	$12,621
June 30, 2017
Balance at January 1, 2017	$7,497	$3,657	$166	$11,320
Charge-offs	—	(220)	(42)	(262)
Recoveries on loans previously charged off	1	418	24	443
Provision (reversal) for loan losses	320	(797)	5	(472)
Balance at June 30, 2017	$7,818	$3,058	$153	$11,029

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1	$158	$—	$159
Collectively evaluated for impairment	9,322	2,950	190	12,462
Total	$9,323	$3,108	$190	$12,621
Loans receivable:
Individually evaluated for impairment	$1,768	$687	$—	$2,455
Collectively evaluated for impairment	1,032,169	188,913	30,775	1,251,857
Total	$1,033,937	$189,600	$30,775	$1,254,312
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$—	$208	$—	$208
Collectively evaluated for impairment	8,507	3,340	169	12,016
Total	$8,507	$3,548	$169	$12,224
Loans receivable:
Individually evaluated for impairment	$3,191	$610	$—	$3,801
Collectively evaluated for impairment	982,200	169,797	33,870	1,185,867
Total	$985,391	$170,407	$33,870	$1,189,668

Credit Quality Indicators
The Company classifies loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans in regards to credit risk. This analysis typically includes non-homogeneous loans, such as commercial property and commercial and industrial loans, and is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:
Pass - Loans classified as pass include non-homogeneous loans not meeting the risk ratings defined below and smaller, homogeneous loans not assessed on an individual basis.
Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
The following table presents the risk categories for the recoded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Real estate loans:
Commercial property	$670,458	$3,032	$1,109	$—	$674,599
Residential property	197,598	—	—	—	197,598
SBA property	127,595	2,952	2,534	—	133,081
Construction	26,054	2,605	—	—	28,659
Commercial and industrial loans:
Commercial term	80,750	—	41	—	80,791
Commercial lines of credit	72,760	—	39	—	72,799
SBA commercial term	27,691	—	585	—	28,276
International	7,734	—	—	—	7,734
Consumer loans	30,750	—	25	—	30,775
Total	$1,241,390	$8,589	$4,333	$—	$1,254,312
December 31, 2017
Real estate loans:
Commercial property	$657,511	$4,819	$510	$—	$662,840
Residential property	168,168	—	730	—	168,898
SBA property	124,837	2,435	3,166	—	130,438
Construction	23,215	—	—	—	23,215
Commercial and industrial loans:
Commercial term	77,261	—	177	—	77,438
Commercial lines of credit	60,840	—	10	—	60,850
SBA commercial term	29,831	4	364	—	30,199
International	1,920	—	—	—	1,920
Consumer loans	33,845	—	25	—	33,870
Total	$1,177,428	$7,258	$4,982	$—	$1,189,668

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
June 30, 2018
Real estate loans:
Commercial property	$—	$—	$—	$240	$240
Residential property	—	95	—	—	95
SBA property	—	—	—	1,203	1,203
Commercial and industrial loans:
Commercial lines of credit	—	—	—	39	39
SBA commercial term	16	45	—	519	580
Consumer loans	129	45	—	25	199
Total	$145	$185	$—	$2,026	$2,356
December 31, 2017
Real estate loans:
Commercial property	$—	$—	$—	$318	$318
Residential property	949	96	—	730	1,775
SBA property	—	—	—	1,810	1,810
Commercial and industrial loans:
Commercial term	—	—	—	4	4
Commercial lines of credit	—	—	—	10	10
SBA commercial term	2	—	—	338	340
Consumer loans	262	32	—	24	318
Total	$1,213	$128	$—	$3,234	$4,575

Nonaccrual loans included loans guaranteed by the U.S. government agency of none and $831 thousand, respectively, at June 30, 2018 and December 31, 2017.

Impaired Loans
Loans are considered impaired in the following cases: (i) the loan is on nonaccrual, (ii) when principal or interest payments on the loan have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection, (iii) the loan is classified as a troubled debt restructuring ("TDR") where terms not typically granted by the Company were offered to the borrower, (iv) when current information or events make it unlikely to collect the loan balance in full according to the contractual terms of the loan agreement, (v) there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest, or (vi) full payment of both principal and interest of the loan according to the original contractual terms is in doubt.
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2018
Real estate loans:
Commercial property	$240	$240	$—	$—	$—
SBA property	1,241	1,332	287	287	1
Commercial and industrial loans:
Commercial term	90	90	—	—	—
Commercial lines of credit	39	39	—	—	—
SBA commercial term	328	365	230	245	158
Total	$1,938	$2,066	$517	$532	$159
December 31, 2017
Real estate loans:
Commercial property	$318	$494	$—	$—	$—
Residential property	730	730	—	—	—
SBA property	2,143	3,639	—	—	—
Commercial and industrial loans:
Commercial term	199	216	—	—	—
Commercial lines of credit	10	20	—	—	—
SBA commercial term	122	288	279	354	208
Total	$3,522	$5,387	$279	$354	$208

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$275	$—	$353	$—
Residential property	365	—	—	—
SBA property	1,538	5	1,950	20
Commercial and industrial loans:
Commercial term	136	2	612	4
Commercial lines of credit	20	—	822	—
SBA commercial term	567	1	659	1
Total	$2,901	$8	$4,396	$25

The following table presents information on the recorded investment in impaired loans by portfolio segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$295	$—	$328	$5
Residential property	547	—	—	—
SBA property	1,362	10	1,985	28
Commercial and industrial loans:
Commercial term	162	5	747	9
Commercial lines of credit	13	—	1,214	—
SBA commercial term	509	6	743	3
Total	$2,888	$21	$5,017	$45

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$47	$54	$128	$132
Less: interest income recognized on impaired loans on a cash basis	(8)	(24)	(54)	(70)
Interest income foregone on impaired loans	$39	$30	$74	$62

Troubled Debt Restructurings
A TDR is a restructuring in which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. The restructuring of a loan includes, but is not limited to: (i) the transfer from the borrower to the Company of real estate, receivables from third parties, other assets, or an equity interest in full or partial satisfaction of the loan, (ii) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (iii) a combination of the above. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not to be reported as a restructured loan.
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	June 30, 2018			December 31, 2017
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$—	$240	$240	$—	$318	$318
SBA property	324	—	324	334	1,039	1,373
Commercial and industrial loans:
Commercial term	90	—	90	195	4	199
Commercial lines of credit	—	39	39	—	10	10
SBA commercial term	39	269	308	63	304	367
Total	$453	$548	$1,001	$592	$1,675	$2,267

The following table presents new loans that were modified as TDRs by portfolio segment during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Real estate loans:
Commercial property	—	$—	$—	1	$312	$312
Total	—	$—	$—	1	$312	$312

The following table presents new loans that were modified as TDRs by portfolio segment during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Real estate loans:
Commercial property	—	$—	$—	1	$312	$312
Commercial and industrial loans:
Commercial term	—	—	—	1	7	7
Total	—	$—	$—	2	$319	$319

The Company had $250 thousand and no commitments to lend to customers with outstanding loans that were classified as TDRs as of June 30, 2018 and December 31, 2017, respectively.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $159 thousand and $208 thousand of allowance for loan losses as of June 30, 2018 and December 31, 2017, respectively.
The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	2	$233	1	$2
Total	2	$233	1	$2

The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	2	$233	1	$2
Total	2	$233	1	$2

Purchases, Sales, and Transfers
The Company transferred $6.0 million of residential property loans to loans held-for-sale during the three months ended June 30, 2018. During the six months ended June 30, 2018, the Company transferred $1.1 million of commercial property loans and $6.0 million of residential property loans. The Company did not transfer any loans held-for-investment to loans held-for-sale during the three and six months ended June 30, 2017. The Company had no sales or purchases of loans held-for-investment during the three and six months ended June 30, 2018 and 2017.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017
Real estate loans:
Commercial property	$1,748	$—
Residential property	300	270
SBA property	15,426	3,491
Commercial and industrial loans:
SBA commercial term	2,857	1,536
Total	$20,331	$5,297

Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the "foreseeable future," subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred to held-for-sale at the lower of cost or fair value. Certain loans are transferred to held-for-sale with write-downs to allowance for loan losses.

Note 5 - Servicing Assets
At June 30, 2018 and December 31, 2017, total servicing assets were $8.4 million and $9.0 million, respectively. Underlying loans being serviced at June 30, 2018 and December 31, 2017 totaled $540.0 million and $543.3 million, respectively. The Company sold loans of $18.5 million and $32.2 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.0 million and $2.3 million, respectively, during the three months ended June 30, 2018 and 2017. During the six months ended June 30, 2018 and 2017, the Company sold loans of $48.4 million and $68.3 million, respectively, with the servicing rights retained and recognized a net gain on sale of $3.1 million and $4.6 million, respectively. Loan servicing income was $585 thousand and $601 thousand, respectively, for the three months ended June 30, 2018 and 2017 and $1.2 million and $1.2 million, respectively, for the six months ended June 30, 2018 and 2017.
All classes of servicing assets are measured using the amortization method and evaluated for impairment quarterly by comparing the fair value of the servicing right to the carrying amount. Fair value is estimated by stratifying the loans sold between mortgage and non-mortgage loans and discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. For the purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced, and a valuation allowance is recorded when the fair value is below the carrying amount. During the three and six months ended June 30, 2018, the Company recorded a valuation allowance of $63 thousand on mortgage loan servicing assets. No valuation allowance was recorded during the three and six months ended June 30, 2017.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	June 30, 2018			December 31, 2017
($ in thousands)	Residential Property	SBA Real Estate	SBA Commercial Term	Residential Property	SBA Real Estate	SBA Commercial Term
Carrying amount	$285	$6,940	$1,165	$308	$7,369	$1,296
Fair value	$294	$6,940	$1,250	$346	$7,991	$1,400
Discount rates	11.25%	13.25%	12.75%	10.50%	13.25%	12.75%
Prepayment speeds	30.00%	14.80%	13.50%	25.60%	10.50%	10.60%
Weighted average remaining life	25.4 years	21.9 years	7.8 years	25.7 years	22.1 years	8.2 years

The following table presents activity in servicing assets for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
($ in thousands)	Residential Property	SBA Real Estate	SBA Commercial Term	Residential Property	SBA Real Estate	SBA Commercial Term
Balance at beginning of period	$290	$7,375	$1,225	$380	$7,044	$1,213
Additions	22	132	60	—	540	182
Amortization	(27)	(504)	(120)	(31)	(420)	(107)
Impairment	—	(63)	—	—	—	—
Balance at end of period	$285	$6,940	$1,165	$349	$7,164	$1,288

The following table presents activity in servicing assets for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
($ in thousands)	Residential Property	SBA Real Estate	SBA Commercial Term	Residential Property	SBA Real Estate	SBA Commercial Term
Balance at beginning of period	$308	$7,369	$1,296	$408	6,693	1,201
Additions	22	568	134	—	1,272	323
Amortization	(45)	(934)	(265)	(59)	(801)	(236)
Impairment	—	(63)	—	—	—	—
Balance at end of period	$285	$6,940	$1,165	$349	7,164	1,288

Note 6 - Borrowings from Federal Home Loan Bank and Other Borrowings
Borrowings from FHLB
The Company had $30.0 million and $40.0 million in borrowings from FHLB at June 30, 2018 and December 31, 2017, respectively. Borrowings from FHLB consisted of fixed interest rates with original maturity terms ranging from 2 to 5 years and weighted-average interest rate of 1.81% at June 30, 2018. At December 31, 2017, borrowings from FHLB consisted of fixed interest rates with original maturity terms ranging from 1 to 5 years and weighted-average interest rate of 1.71%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At June 30, 2018 and December 31, 2017, loans pledged to secure borrowings from the FHLB were $570.1 million and $711.8 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $7.3 million and $6.4 million, respectively, at June 30, 2018 and December 31, 2017. The Company had additional borrowing capacity of $352.4 million and $311.0 million, respectively, from the FHLB as of June 30, 2018 and December 31, 2017.
Other Borrowing Arrangements
At June 30, 2018, the Company had $52.1 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $59.2 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $60.0 million overnight federal funds lines on an unsecured basis with correspondent banks at June 30, 2018.
Note 7 - Shareholders’ Equity
Change in Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss consisted solely of the change in unrealized gains or losses on securities available-for-sale, net of taxes. Reclassifications from accumulated other comprehensive loss are recorded in the Consolidated Statements of Income either as a gain or loss. The following table presents changes to accumulated other comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Unrealized loss on securities available-for-sale:
Beginning balance	$(2,248)	$(461)	$(1,223)	$(531)
Other comprehensive income (loss)
Unrealized gain (loss) arising during the period	(515)	(8)	(1,960)	111
Tax effect of current period changes	151	3	571	(46)
Total other comprehensive income (loss)	(364)	(5)	(1,389)	65
Balance at end of period	$(2,612)	$(466)	$(2,612)	$(466)

Note 8 - Share-Based Compensation
On July 25, 2013, the Company adopted 2013 Equity Based Stock Compensation Plan ("2013 EBSC Plan") approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provided for options to purchase 1,114,446 shares of common stock at a price not less than 100% of the fair market value of the stock. As of June 30, 2018, there were 600,846 shares available for future grants.
Share-Based Compensation Expense
The Company recognized share-based compensation expense of $157 thousand and $172 thousand, respectively, and realized income tax benefits of $17 thousand and $27 thousand, respectively, related to share-based compensation in the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, the Company recognized share-based compensation expense of $339 thousand and $347 thousand, respectively, and realized income tax benefits of $38 thousand and $54 thousand, respectively, related to share-based compensation. As of June 30, 2018, the Company had unrecognized share-based compensation expense of $1.7 million related to outstanding stock options that will be recognized over a weighted average period of 2.78 years.

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price on the grant date, and generally have a three-to five-year vesting period and contractual terms of ten years.
The following table represents stock option activity as of and for three months ended June 30, 2018:

	Three Months Ended June 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	906,160	$9.28	7.04 years	$5,278
Granted	35,000	$15.15	10.00 years
Exercised	(10,437)	$4.40	4.83 years
Forfeited	(2,396)	$9.39	6.14 years
Balance at end of year	928,327	$9.55	6.93 years	$7,239
Exercisable at end of period	315,041	$6.40	5.36 years	$3,449

The following table represents stock option activity as of and for six months ended June 30, 2018:

	Six Months Ended June 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	859,635	$8.84	7.10 years	$5,689
Granted	90,000	$14.95	10.00 years
Exercised	(17,315)	$4.37	4.83 years
Forfeited	(3,993)	$9.39	6.24 years
Balance at end of year	928,327	$9.55	6.93 years	$7,239
Exercisable at end of period	315,041	$6.40	5.36 years	$3,449

The following table represents information regarding unvested stock options as of and for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	578,286	$10.93	578,154	$9.96
Granted	35,000	$15.15	90,000	$14.82
Vested	—	$—	(53,271)	$4.51
Forfeited	—	$—	(1,597)	$9.39
Balance at end of year	613,286	$11.17	613,286	$11.17

Note 9 - Income Taxes
Income tax expense was $2.0 million and $3.6 million, respectively, and the effective tax rate was 29.9% and 42.4%, respectively, for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, income tax expense was $4.7 million and $6.8 million, respectively, and the effective tax rate was 29.9% and 42.4%, respectively. The decrease in effective tax rate was mainly due to a decrease in the federal statutory tax rate from 35% to 21% as a result of H.R. 1, originally known (and referred to below) as the Tax Cuts and Jobs Act, which became effective on January 1, 2018.
At June 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits, or accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to the assessment of U.S. federal income tax for years before 2014. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2013 (other state income and franchise tax statutes of limitations vary by state).
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and brought with it significant changes to the U.S Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. At June 30, 2018, the Company did not have any material adjustments to the items previously recorded at year-end 2017 related to the tax reform legislation. At December 31, 2017, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. As a result of the adoption, the Company recorded a decrease in accumulated other comprehensive income of $242 thousand and an increase in retained earnings for the same amount to eliminate the stranded tax effects at that date from the reduction in the federal statutory tax rate that was enacted in December 22, 2017 and became effective January 1, 2018.
Note 10 - Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2018	2017	2018	2017
Basic earnings per share:
Net income	$4,762	$4,860	$11,026	$9,258
Weighted-average common shares outstanding	13,432,775	13,408,282	13,425,557	13,401,859
Basic earnings per share	$0.35	$0.36	$0.82	$0.69
Diluted earnings per share:
Net income	$4,762	$4,860	$11,026	$9,258
Weighted-average commons shares outstanding	13,432,775	13,408,282	13,425,557	13,401,859
Diluted effect of stock options	195,902	134,256	182,277	121,269
Diluted weighted-average common shares outstanding	13,628,677	13,542,538	13,607,834	13,523,128
Diluted earnings per share	$0.35	$0.36	$0.81	$0.68

Note 11 - Commitments and Contingencies
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and letters of credit. Those instruments involve to varying degrees, elements of credit, and interest rate risk not recognized in the Company’s consolidated financial statements.
As of June 30, 2018 and December 31, 2017, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

($ in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$112,302	$109,835
Standby letters of credit	3,384	3,309
Commercial letters of credit	815	233
Total	$116,501	$113,377

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $117 thousand and $121 thousand, respectively, at June 30, 2018 and December 31, 2017.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer.
As of June 30, 2018 and December 31, 2017, the Company had operating lease commitments of $12.2 million and $12.7 million, respectively.
Litigation
The Company is involved in various matters of litigation, which have arisen in the ordinary course of business. In the opinion of management, the disposition of pending matters of litigation will not have a material effect on the Company’s consolidated financial statements.
Note 12 - Regulatory Matters
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.
Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. Management believes as of June 30, 2018 and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject. The Company and the Bank's capital conservation buffer was 5.46% and 5.40%, respectively, as of June 30, 2018, and 5.20% and 5.12%, respectively, as of December 31, 2017.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	$152,878	12.4%	$55,355	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	165,616	13.5%	98,408	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	152,878	12.4%	73,806	6.0%	N/A	N/A
Tier 1 capital (to average assets)	152,878	9.6%	63,838	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$152,101	12.4%	$55,350	4.5%	$79,950	6.5%
Total capital (to risk-weighted assets)	164,839	13.4%	98,400	8.0%	123,000	10.0%
Tier 1 capital (to risk-weighted assets)	152,101	12.4%	73,800	6.0%	98,400	8.0%
Tier 1 capital (to average assets)	152,101	9.5%	63,835	4.0%	79,793	5.0%
December 31, 2017
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	$142,370	12.2%	$52,730	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	154,715	13.2%	93,766	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	142,370	12.2%	70,306	6.0%	N/A	N/A
Tier 1 capital (to average assets)	142,370	10.0%	56,891	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$141,361	12.1%	$52,747	4.5%	$76,189	6.5%
Total capital (to risk-weighted assets)	153,705	13.1%	93,723	8.0%	117,153	10.0%
Tier 1 capital (to risk-weighted assets)	141,361	12.1%	70,329	6.0%	93,772	8.0%
Tier 1 capital (to average assets)	141,361	9.9%	56,886	4.0%	71,107	5.0%

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the bank’s undivided profits or the bank’s net income for its last three fiscal years less the amount of any distribution made to the bank’s shareholder during the same period.
As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test.

Note 13 - Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," and all subsequent ASUs that are related to Topic 606. As stated in Note 1, the implementation of the new standard did not have a material impact on the measurement, timing, or recognition of revenue. Accordingly, no cumulative effect adjustment to opening retained earnings was deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as gain or loss associated with mortgage servicing assets and financial guarantees are also not within the scope of the new guidance. Topic 606 is applicable to noninterest income such as deposit related fees, interchange fees, and merchant related income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest income considered to be within the scope of Topic 606 is discussed below.
Service charges and fees on deposits: Deposit account service charges consist of monthly service fees, account analysis fees, non-sufficient funds ("NSF") charges and other deposit related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. NSF charges, and other deposit account service charges are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time as incurred.
Debit card fees: When customers use their debit cards to pay merchants for goods or services, the Company retains a fee from the funds collected from the related deposit account and transfers the remaining funds to the payment network for remittance to the merchant. The performance obligation to the merchant is satisfied and the fee is recognized at the point in time when the funds are collected and transferred to the payment network.
Gain (loss) on sale of other real estate owned: The Company's performance obligation for sale of OREO is the transfer of title and ownership rights of the OREO to the buyer, which occurs at the settlement date when the sale proceeds are received and income is recognized.
Wire transfer fees and other service charges: Wire transfer fees and other service charges are transaction based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time as incurred.
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Noninterest Income
In scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$27	$26	$52	$51
Account analysis fees	241	227	476	443
Non-sufficient funds charges	86	61	153	147
Other deposit related fees	22	23	44	46
Total service charges and fees on deposits	376	337	725	687
Debit card fees	50	49	95	97
Gain (loss) on sale of other real estate owned	—	(5)	3	(6)
Wire transfer fees	122	109	226	208
Other service charges	49	46	113	91
Total noninterest income in-scope of Topic 606	$597	$536	$1,162	$1,077

Note 14 - Subsequent Events
Dividend Declared on Common Stock. On July 17, 2018, the Company declared a quarterly cash dividend of $0.03 per common share for the third quarter of 2018. The dividend was paid on September 14, 2018, to shareholders of record as of the close of business on August 31, 2018.
Completion of Initial Public Offering. On August 14, 2018, the Company issued and sold 2,385,000 shares of its common stock in an underwritten public offering, for net proceeds of approximately $43.2 million after deducting underwriting discounts and commissions and estimated offering expenses. The underwriters were granted a 30-day option to purchase up to an additional 357,750 shares of common stock at the initial public offering price less the underwriting discount. On September 5, 2018, the Company issued an additional 123,234 shares of its common stock upon the exercise by the underwriters of a portion of their 30-day option, for additional net proceeds of approximately $2.3 million. Concurrently with the initial public offering, the Company's common stock began trading on the Nasdaq Global Select Market under the symbol "PCB."
The Company has evaluated the effects of events that have occurred subsequent to June 30, 2018 through the issuance date of these consolidated financial statements (unaudited). Other than the events described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2018. This analysis should be read in conjunction with our registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly and six month periods ended June 30, 2018 and 2017.
Critical Accounting Policies
The Company's financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and our results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company's critical accounting policies are included in the Company’s registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018.
Allowance for Loan Losses. Allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance for loan losses when we believe the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. We estimate the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each segment.
The Company determines a separate allowance for each portfolio segment. The allowance consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.
The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired with measurement of impairment as described above.
If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
General reserves cover non-impaired loans and are based on our historical loss rates for each portfolio segment, adjusted for the effects of qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Selected balance sheet data:
Cash and cash equivalents	$168,646	$121,626	$168,646	$121,626
Securities available-for-sale	132,106	110,015	132,106	110,015
Securities held-to-maturity	20,390	18,663	20,390	18,663
Loans held-for-sale	20,331	9,888	20,331	9,888
Loans held-for-investment, net of deferred loan costs (fees)	1,254,856	1,079,649	1,254,856	1,079,649
Allowance for loan losses	(12,621)	(11,029)	(12,621)	(11,029)
Total assets	1,619,169	1,363,130	1,619,169	1,363,130
Total deposits	1,427,245	1,178,211	1,427,245	1,178,211
Shareholders' equity	151,431	135,953	151,431	135,953
Selected income statement data:
Interest income	$20,344	$15,689	$38,972	$30,306
Interest expense	4,462	2,305	7,796	4,452
Net interest income	15,882	13,384	31,176	25,854
Provision (reversal) for loan losses	425	(274)	520	(472)
Noninterest income	2,273	3,582	5,635	7,071
Noninterest expense	10,940	8,796	20,571	17,317
Income before income taxes	6,790	8,444	15,720	16,080
Income tax expense	2,028	3,584	4,694	6,822
Net income	4,762	4,860	11,026	9,258
Per share data:
Earnings per common share, basic	$0.35	$0.36	$0.82	$0.69
Earnings per common share, diluted	0.35	0.36	0.81	0.68
Book value per common share (1)	11.27	10.14	11.27	10.14
Cash dividends declared per common share	0.03	0.03	0.06	0.06
Outstanding share data:
Number of common shares outstanding	13,435,214	13,412,059	13,435,214	13,412,059
Weighted-average common shares outstanding, basic	13,432,775	13,408,282	13,425,557	13,401,859
Weighted-average common shares outstanding, diluted	13,628,677	13,542,538	13,607,834	13,523,128
Selected performance ratios:
Return on average assets (2)	1.20%	1.49%	1.45%	1.46%
Return on average shareholders' equity (2)	12.74%	14.49%	15.07%	14.14%
Dividend payout ratio (3)	8.57%	8.33%	7.32%	8.70%
Efficiency ratio (4)	60.26%	51.84%	55.88%	52.60%
Yield on average interest-earning assets (2)	5.23%	4.94%	5.25%	4.90%
Cost of funds (2)	1.25%	0.80%	1.14%	0.79%
Net interest spread (2)	3.63%	3.86%	3.77%	3.84%
Net interest margin (2), (5)	4.08%	4.21%	4.20%	4.18%
Total loans to total deposits ratio (6)	89.35%	92.47%	89.35%	92.47%

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Asset quality:
Loans 30 to 89 days past due and still accruing	$330	$389	$330	$389
Nonperforming loans (7)	2,026	1,442	2,026	1,442
Nonperforming assets (8)	2,026	1,651	2,026	1,651
Net charge-offs (recoveries)	175	12	123	(181)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.03%	0.04%	0.03%	0.04%
Nonperforming loans to loans held-for-investment	0.16%	0.13%	0.16%	0.13%
Nonperforming loans to allowance for loan losses	16.05%	13.07%	16.05%	13.07%
Nonperforming assets to total assets	0.13%	0.12%	0.13%	0.12%
Allowance for loan losses to loans held-for-investment	1.01%	1.02%	1.01%	1.02%
Allowance for loan losses to nonperforming loans	622.95%	764.84%	622.95%	764.84%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.06%	—%	0.02%	(0.03)%
Capital ratios:
Shareholders' equity to total assets	9.35%	9.97%	9.35%	9.97%
Average equity to average assets	9.41%	10.31%	9.64%	10.33%
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	12.4%	12.6%	12.4%	12.6%
Total capital (to risk-weighted assets)	13.5%	13.7%	13.5%	13.7%
Tier 1 capital (to risk-weighted assets)	12.4%	12.6%	12.4%	12.6%
Tier 1 capital (to average assets)	9.6%	10.4%	9.6%	10.4%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	12.4%	12.6%	12.4%	12.6%
Total capital (to risk-weighted assets)	13.4%	13.6%	13.4%	13.6%
Tier 1 capital (to risk-weighted assets)	12.4%	12.6%	12.4%	12.6%
Tier 1 capital (to average assets)	9.5%	10.3%	9.5%	10.3%

(1)	Shareholders' equity divided by common shares outstanding.

(2)	Annualized.

(3)	Dividends declared per common share divided by basic earnings per common share.

(4)	Noninterest expenses divided by the sum of net interest income and noninterest income.

(5)	Net interest income divided by average total interest-earning assets.

(6)	Total loans include both loans held-for-sale and loans held-for-investment, net of unearned loan costs (fees).

(7)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing.

(8)	Nonperforming assets include nonperforming loans and other real estate owned.

Executive Summary
Net income was $4.8 million for the three months ended June 30, 2018, a decrease of $98 thousand, or 2.0%, from $4.9 million for the three months ended June 30, 2017. Diluted earnings per common share was $0.35 and $0.36, respectively, for the three months ended June 30, 2018 and 2017. The decrease was primarily due to increases in noninterest expense and provision for loan losses and a decrease in noninterest income, partially offset by an increase in net interest income and a decrease in income tax expense. For the six months ended June 30, 2018, net income was $11.0 million, an increase of $1.8 million, or 19.1%, from $9.3 million for the six months ended June 30, 2017. Diluted earnings per common share was $0.81 and $0.68 for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily due to an increase in net interest income and a decrease in income tax expense, partially offset by increases in noninterest expense and provision for loan losses and a decrease in noninterest income.
Total assets were $1.62 billion at June 30, 2018, an increase of $177.2 million, or 12.3%, from $1.44 billion at December 31, 2017. The increase was primarily due to increases in cash and cash equivalents, securities available-for-sale, loans held-for-sale and loans held-for-investment. The asset growth was supported by the increase in deposits.
Financial Highlights

•	Net income totaled $4.8 million or $0.35 per diluted common share for the three months ended June 30, 2018;

•	Total assets were $1.62 billion at June 30, 2018, an increase of $177.2 million, or 12.3%, from $1.44 billion at December 31, 2017;

•	Loans held-for-investment, net of deferred costs (fees), were $1.25 billion at June 30, 2018, an increase of $64.9 million, or 5.5%, from $1.19 billion at December 31, 2017; and

•	Total deposits were $1.43 billion at June 30, 2018, an increase of $176.0 million, or 14.1%, from $1.25 billion at December 31, 2017.
On August 14, 2018, the Company issued and sold 2,385,000 shares of its common stock in an underwritten public offering, for net proceeds of approximately $43.2 million after deducting underwriting discounts and commissions and estimated offering expenses. The underwriters were granted a 30-day option to purchase up to an additional 357,750 shares of common stock at the initial public offering price less the underwriting discount. On September 5, 2018, the Company issued an additional 123,234 shares of its common stock upon the exercise by the underwriters of a portion of their 30-day option, for additional net proceeds of approximately $2.3 million. Concurrently with the initial public offering, the Company's common stock began trading on the Nasdaq Global Select Market under the symbol "PCB." The Company intends to use the proceeds for general corporate purposes, including maintenance of its required regulatory capital, to support future organic growth and other strategic alternatives.
Result of Operations
Net Interest Income
A principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities and changes in the yields earned on interest earning assets and the rates paid on interest bearing liabilities.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost (6)	Average Balance	Interest	Yield/Cost (6)
Interest-earning assets:
Total loans (1)	$1,236,075	$18,610	6.04%	$1,077,835	$14,807	5.51%
U.S. government agencies	23,212	141	2.44%	24,753	145	2.35%
Mortgage backed securities	65,708	378	2.31%	51,808	246	1.90%
Collateralized mortgage obligation	52,455	309	2.36%	29,977	149	1.99%
Municipal securities tax exempt (2)	6,552	41	2.51%	8,777	48	2.19%
Interest-bearing deposits in other financial institutions	168,386	754	1.80%	74,315	194	1.05%
FHLB and other bank stock	7,229	111	6.16%	6,361	100	6.31%
Total interest-earning assets	1,559,617	20,344	5.23%	1,273,826	15,689	4.94%
Noninterest-earning assets:
Cash and cash equivalents	18,530			16,085
Allowances for loan losses	(12,446)			(11,266)
Other assets	27,460			26,839
Total noninterest earning assets	33,544			31,658
Total assets	$1,593,161			$1,305,484
Interest-bearing liabilities:
Deposits:
MMDA and Super NOW	$279,515	773	1.11%	$323,657	813	1.01%
Savings	8,739	6	0.28%	8,810	6	0.27%
Time deposits	790,430	3,513	1.78%	523,502	1,483	1.14%
Borrowings	39,782	170	1.71%	879	3	1.37%
Total interest-bearing liabilities	1,118,466	4,462	1.60%	856,848	2,305	1.08%
Noninterest-bearing liabilities:
Demand deposits	315,232			305,267
Other liabilities	9,533			8,837
Total noninterest-bearing liabilities	324,765			314,104
Total liabilities	1,443,231			1,170,952
Shareholders’ equity	149,930			134,532
Total liabilities and shareholders’ equity	$1,593,161			$1,305,484
Net interest income		$15,882			$13,384
Net interest spread (3)			3.63%			3.86%
Net interest margin (4)			4.08%			4.21%
Cost of funds (5)			1.25%			0.80%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $133 thousand and $127 thousand are included in the interest income for the three months ended June 30, 2018 and 2017, respectively.

(2)	The yield on municipal bonds has not been computed on a tax-equivalent basis.

(3)	Net interest spread is calculated by subtracting average rate on interest-bearing liabilities from average yield on interest-earning assets.

(4)	Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.

(5)	Cost of funds is calculated by dividing annualized interest expense on deposits by the sum of interest-bearing and noninterest-bearing demand deposits.

(6)	Annualized.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,228,015	$36,050	5.92%	$1,066,900	$28,684	5.42%
U.S. government agencies	23,778	278	2.36%	23,733	275	2.34%
Mortgage backed securities	66,591	769	2.33%	50,476	466	1.86%
Collateralized mortgage obligation	51,719	589	2.30%	26,834	259	1.95%
Municipal securities tax exempt (2)	6,567	81	2.49%	8,785	96	2.20%
Interest-bearing deposits in other financial institutions	113,196	976	1.74%	63,720	300	0.95%
FHLB and other bank stock	6,911	229	6.68%	6,026	226	7.56%
Total interest-earning assets	1,496,777	38,972	5.25%	1,246,474	30,306	4.90%
Noninterest-earning assets:
Cash and cash equivalents	$19,425			$16,513
Allowances for loan losses	(12,406)			(11,372)
Other assets	27,105			27,145
Total noninterest earning assets	34,124			32,286
Total assets	$1,530,901			$1,278,760
Interest-bearing liabilities:
Deposits:
MMDA and Super NOW	288,680	1,533	1.07%	322,963	1,589	0.99%
Savings	8,686	12	0.28%	8,762	12	0.28%
Time deposits	722,654	5,913	1.65%	515,998	2,848	1.11%
Borrowings	39,890	338	1.71%	442	3	1.37%
Total interest-bearing liabilities	1,059,910	7,796	1.48%	848,165	4,452	1.06%
Noninterest-bearing liabilities:
Demand deposits	314,450			290,292
Other liabilities	8,962			8,267
Total noninterest-bearing liabilities	323,412			298,559
Total liabilities	1,383,322			1,146,724
Shareholders’ equity	147,579			132,036
Total liabilities and shareholders’ equity	$1,530,901			$1,278,760
Net interest income		$31,176			$25,854
Net interest spread (3)			3.77%			3.84%
Net interest margin (4)			4.20%			4.18%
Cost of funds (5)			1.14%			0.79%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $262 thousand and $261 thousand are included in the interest income for the six months ended June 30, 2018 and 2017, respectively.

(2)	The yield on municipal bonds has not been computed on a tax-equivalent basis.

(3)	Net interest spread is calculated by subtracting average rate on interest-bearing liabilities from average yield on interest-earning assets.

(4)	Net interest margin is calculated by dividing net interest income by average interest-earning assets.

(5)	Cost of funds is calculated by dividing interest expense on deposits by the sum of interest-bearing and noninterest-bearing demand deposits.

(6)	Annualized.

The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to: (i) changes in volume multiplied by the prior rate; and (ii) changes in rate multiplied by the prior volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2018 vs. 2017			Six Months Ended June 30, 2018 vs. 2017
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$2,174	$1,629	$3,803	$4,332	$3,034	$7,366
Investment securities	166	115	281	387	234	621
Other interest-earning assets	346	225	571	380	299	679
Total interest income	2,686	1,969	4,655	5,099	3,567	8,666
Interest paid on:
Savings, NOW, and money market deposits	(109)	69	(40)	(166)	110	(56)
Time deposits	756	1,274	2,030	1,141	1,924	3,065
Other borrowings	133	34	167	268	67	335
Total interest expense	780	1,377	2,157	1,243	2,101	3,344
Change in net interest income	$1,906	$592	$2,498	$3,856	$1,466	$5,322

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net interest income was $15.9 million for the three months ended June 30, 2018, an increase of $2.5 million, or 18.7%, from $13.4 million for the three months ended June 30, 2017. The increase was primarily due to a 22.4% increase in average balance of interest-earning assets and a 29 basis point increase in average yield on interest-earning assets, partially offset by a 30.5% increase in average balance of interest-bearing liabilities and a 52 basis point increase in average cost of interest-bearing liabilities. The increase in average balance was primarily due to growth in loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to cumulative market rate increases by the Federal Reserve since December 2016.
For the three months ended June 30, 2018 and 2017, net interest margin was 4.08% and 4.21%, respectively. The decrease was primarily due to increases in average balances of lower yielding interest-bearing deposits in other financial institutions and investment securities, which the Company intentionally increased for liquidity management, and the impact of higher market rates on deposits and competition in our deposit target markets.
Interest Income. Total interest income was $20.3 million for the three months ended June 30, 2018, an increase of $4.7 million, or 29.7%, from $15.7 million for the three months ended June 30, 2017. The increase was primarily due to increases in interest income on the loan portfolio, securities portfolio and other interest-earning assets, which is consistent with the current rising interest rate environment. For the three months ended June 30, 2018 and 2017, average yield on total interest-earning assets was 5.23% and 4.94%, respectively.
Interest and fees on loans was $18.6 million for the three months ended June 30, 2018, an increase of $3.8 million, or 25.7%, from $14.8 million for the three months ended June 30, 2017. The increase was primarily due to a 14.7% increase in average balance and a 53 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth across the entire loan portfolio. The increase in average yield was primarily due to the increase in market rates. For the three months ended June 30, 2018 and 2017, average yield on total loans was 6.04% and 5.51%, respectively.
Interest on investment securities was $869 thousand for the three months ended June 30, 2018, an increase of $281 thousand, or 47.8%, from $588 thousand for the three months ended June 30, 2017. The increase was primarily due to a 28.3% increase in average balance and a 31 basis point increase in average yield. We purchased $4.1 million of securities held-to-maturity and $48.0 million of securities available-for-sale since June 30, 2017. These purchases increased our average yield as these securities were purchased in a higher market rate environment. For the three months ended June 30, 2018 and 2017, average yield on total securities was 2.36% and 2.05%, respectively.

Interest income on other interest-earning assets was $865 thousand for the three months ended June 30, 2018, an increase of $571 thousand, or 194.2%, from $294 thousand for the three months ended June 30, 2017. The increase was primarily due to a 117.7% increase in average balance and a 52 basis point increase in average yield. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank for liquidity management purposes. The increase in average yield was primarily due to an increase in the federal funds rate. For the three months ended June 30, 2018 and 2017, yield on total other interest-earning assets was 1.98% and 1.46%, respectively.
Interest Expense. Interest expense on interest-bearing liabilities was $4.5 million for the three months ended June 30, 2018, an increase of $2.2 million, or 93.6%, from $2.3 million for the three months ended June 30, 2017. The increase was primarily due to increases in interest expense on both deposits and borrowings from with the current rising interest rate environment. For the three months ended June 30, 2018 and 2017, average cost on total interest-bearing liabilities was 1.60% and 1.08%, respectively.
Interest expense on deposits was $4.3 million for the three months ended June 30, 2018, an increase of $2.0 million, or 86.4%, from $2.3 million for the three months ended June 30, 2017. The increase was primarily due to a 26.0% increase in average balance and a 52 basis point increase in average cost. The increase in average balance was primarily due to an increase in time deposits, partially offset by a decrease in MMDA and Super NOW accounts. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in our deposit target markets. For the three months ended June 30, 2018 and 2017, average cost on interest-bearing deposits was 1.60% and 1.08%, respectively.
Interest expense on other borrowings was $170 thousand for the three months ended June 30, 2018, an increase of $167 thousand from $3 thousand for the three months ended June 30, 2017. The Bank has utilized borrowings from FHLB since June 2017 for liquidity management. During the three months ended June 30, 2018, the Bank did not renew the maturing borrowings of $10.0 million as the Bank maintained a sufficient level of on-balance sheet liquidity. For the three months ended June 30, 2018 and 2017, average cost on other borrowings was 1.71% and 1.37%, respectively.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2017
Net interest income was $31.2 million for the six months ended June 30, 2018, an increase of $5.3 million, or 20.6%, from $25.9 million for the six months ended June 30, 2017. The increase was primarily due to a 20.1% increase in average balance of interest-earning assets and a 35 basis point increase in average yield on interest-earning assets, partially offset by a 25.0% increase in average balance of interest-bearing liabilities and a 42 basis point increase in average cost on interest-bearing liabilities. The increase in average balance was primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to cumulative market rate increases by the Federal Reserve since December 2016. For the six months ended June 30, 2018 and 2017, net interest margin was 4.20% and 4.18%, respectively.
Interest Income. Total interest income was $39.0 million for the six months ended June 30, 2018, an increase of $8.7 million, or 28.6%, from $30.3 million for the six months ended June 30, 2017. The increase was primarily due to increases in interest income on the loan portfolio, securities portfolio and other interest-earning assets, which is consistent with the current rising interest rate environment. For the six months ended June 30, 2018 and 2017, average yield on total interest-earning assets was 5.25% and 4.90%, respectively.
Interest and fees on loans was $36.1 million for the six months ended June 30, 2018, an increase of $7.4 million, or 25.7%, from $28.7 million for the six months ended June 30, 2017. The increase was primarily due to a 15.1% increase in average balance and a 50 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth across the entire loan portfolio. The increase in average yield was primarily due to the increase in market rates. For the six months ended June 30, 2018 and 2017, yield on total loans was 5.92% and 5.42%, respectively.
Interest on investment securities was $1.7 million for the six months ended June 30, 2018, an increase of $621 thousand, or 56.7%, from $1.1 million for the six months ended June 30, 2017. The increase was primarily due to a 35.4% increase in average balance and a 32 basis point increase in average yield. We purchased $4.1 million of securities held-to-maturity and $48.0 million of securities available-for-sale since June 30, 2017. For the six months ended June 30, 2018 and 2017, yield on total securities was 2.33% and 2.01%, respectively.

Interest income on other interest-earning assets was $1.2 million for the six months ended June 30, 2018, an increase of $679 thousand, or 129.1%, from $526 thousand for the six months ended June 30, 2017. The increase was primarily due to a 72.2% increase in average balance and a 50 basis point increase in average yield. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank for liquidity management purposes. The increase in average yield was primarily due to an increase in the federal funds rate. For the six months ended June 30, 2018 and 2017, yield on total other interest-earning assets was 2.02% and 1.52%, respectively.
Interest Expense. Interest expense on interest-bearing liabilities was $7.8 million for the six months ended June 30, 2018, an increase of $3.3 million, or 75.1%, from $4.5 million for the six months ended June 30, 2017. The increase was primarily due to increases in interest expense on both deposits and borrowings from the current rising interest rate environment. For the six months ended June 30, 2018 and 2017, average cost on total interest-bearing liabilities was 1.48% and 1.06%, respectively.
Interest expense on deposits was $7.5 million for the six months ended June 30, 2018, an increase of $3.0 million, or 67.6%, from $4.4 million for the six months ended June 30, 2017. The increase was primarily due to a 20.3% increase in average balance and a 41 basis point increase in average cost. The increase in average balance was primarily due to an increases in time deposits, partially offset by a decrease in MMDA and Super NOW accounts. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in our deposit target markets. For the six months ended June 30, 2018 and 2017, average cost on interest-bearing deposits was 1.47% and 1.06%, respectively.
Interest expense on other borrowings was $338 thousand for the six months ended June 30, 2018, an increase of $335 thousand from $3 thousand for the six months ended June 30, 2017. The Bank has utilized borrowings from FHLB since June 2017 for liquidity management. During the three months ended June 30, 2018, the Bank did not renew the maturing borrowings of $10.0 million as the Bank maintained a sufficient level of on-balance sheet liquidity. For the six months ended June 30, 2018 and 2017, average cost on other borrowings was 1.71% and 1.37%, respectively.
Provision (Reversal) for Loan Losses
Provision (reversal) for loan losses was $425 thousand for the three months ended June 30, 2018 compared with $(274) thousand for the three months ended June 30, 2017. For the six months ended June 30, 2018, provision (reversal) for loan losses was $520 thousand compared with $(472) thousand for the six months ended June 30, 2017. The increases were primarily due to an increase in loans held-for-investment balance.
See further discussion in "Allowance for Loan Losses."
Noninterest Income
Noninterest income was $2.3 million for the three months ended June 30, 2018, a decrease of $1.3 million, or 36.5%, from $3.6 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, noninterest income was $5.6 million, a decrease of $1.4 million, or 20.3%, from $7.1 million for the six months ended June 30, 2017. The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Service charges and fees on deposits	$376	$337	$725	$687
Servicing income	585	601	1,211	1,167
Gain on sale of loans	1,033	2,370	3,149	4,714
Other income	279	274	550	503
Total noninterest income	$2,273	$3,582	$5,635	$7,071

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Service charges and fees were $376 thousand for the three months ended June 30, 2018, an increase of $39 thousand, or 11.6%, from $337 thousand for the three months ended June 30, 2017. The increase was primarily due to an increase in the level of transactional based deposit accounts.
Loan servicing income was $585 thousand for the three months ended June 30, 2018, a decrease of $16 thousand, or 2.7%, from $601 thousand for the three months ended June 30, 2017. The decrease was primarily due to an increased amortization of servicing assets from increased paid-offs of loans being serviced during the three months ended June 30, 2018, partially offset by an increase in servicing income. Servicing income increased due to an increase in our servicing portfolio. Underlying loans being serviced at June 30, 2018 and 2017 totaled $540.0 million and $536.5 million, respectively.
Gain on sale of loans was $1.0 million for the three months ended June 30, 2018, a decrease of $1.3 million, or 56.4%, from $2.4 million for the three months ended June 30, 2017. The decrease was primarily due to SBA loan sales commitments of $16.7 million that were not settled, all of which were included in loans held-for-sale at June 30, 2018 and subsequently settled during July 2018. The Company sold SBA loans of $12.6 million with a gain of $863 thousand and residential property loans of $7.5 million with a gain of $170 thousand during the three months ended June 30, 2018. During the three months ended June 30, 2017, the Company sold SBA loans of $32.2 million with a gain of $2.3 million and residential property loans of $3.7 million with a gain of $50 thousand.
Other income was $279 thousand for the three months ended June 30, 2018, an increase of $5 thousand, or 1.8%, from $274 thousand for the three months ended June 30, 2017. Other income includes wire and remittance fees of $122 thousand and $109 thousand, respectively, and debit card interchange fees of $50 thousand and $49 thousand, respectively, for the three months ended June 30, 2018 and 2017.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2017
Service charges and fees were $725 thousand for the six months ended June 30, 2018, an increase of $38 thousand, or 5.5%, from $687 thousand for the six months ended June 30, 2017. The increase was primarily due to an increase in the level of transactional based deposit accounts.
Loan servicing income was $1.2 million for the six months ended June 30, 2018, an increase of $44 thousand, or 3.8%, from $1.2 million for the six months ended June 30, 2017. The increase was primarily due to an increase in servicing portfolio. Underlying loans being serviced at June 30, 2018 and 2017 totaled $540.0 million and $536.5 million, respectively.
Gain on sale of loans was $3.1 million for the six months ended June 30, 2018, a decrease of $1.6 million, or 33.2%, from $4.7 million for the six months ended June 30, 2017. The decrease was primarily due to SBA loan sales commitments of $16.7 million that were not settled, all of which were included in loans held-for-sale at June 30, 2018 and subsequently settled during July 2018. The Company sold SBA loans of $42.5 million with a gain of $2.9 million, residential property loans of $8.7 million with a gain of $192 thousand and a commercial property loan of $1.1 million with a gain of $45 thousand during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company sold SBA loans of $68.3 million with a gain of $4.6 million and residential property loans of $6.4 million with a gain of $79 thousand.
Other income was $550 thousand for the six months ended June 30, 2018, an increase of $47 thousand, or 9.3%, from $503 thousand for the six months ended June 30, 2017. Other income includes wire and remittance fees of $226 thousand and $208 thousand, respectively, and debit card interchange fees of $95 thousand and $97 thousand, respectively, for the six months ended June 30, 2018 and 2017.

Noninterest Expense
Noninterest expense was $10.9 million for the three months ended June 30, 2018, an increase of $2.1 million, or 24.4%, from $8.8 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, noninterest expense was $20.6 million, an increase of $3.3 million, or 18.8%, from $17.3 million for the six months ended June 30, 2017. The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$6,153	$5,574	$12,399	$11,095
Occupancy and equipment	1,246	1,090	2,390	2,186
Professional fees	988	476	1,511	896
Marketing and business promotion	541	419	929	720
Data processing	295	261	597	510
Director fees and expenses	211	180	441	343
Loan related expenses	63	92	122	203
Regulatory assessments	145	103	277	201
Other expenses	1,298	601	1,905	1,163
Total noninterest expense	$10,940	$8,796	$20,571	$17,317

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Salaries and employee benefits were $6.2 million for the three months ended June 30, 2018, an increase of $579 thousand, or 10.4%, from $5.6 million for the three months ended June 30, 2017. The increase was primarily due to an increase in the number of employees to support continued growth, as well as annual salary increases. The number of full-time equivalent employees was 232 at June 30, 2018 compared to 215 at June 30, 2017.
Occupancy and equipment expense was $1.2 million for the three months ended June 30, 2018, an increase of $156 thousand, or 14.3%, from $1.1 million for the three months ended June 30, 2017. The increase was primarily due to the opening of New York branch in September 2017.
Professional fees were $988 thousand for the three months ended June 30, 2018, an increase of $512 thousand, or 107.6%, from $476 thousand for the three months ended June 30, 2017. The increase was primarily due to an increase in audit and other professional services for the preparation and filing of our S-1 registration statement with the SEC and listing our shares of common stock on the Nasdaq Global Select Market.
Marketing and business promotion expense was $541 thousand for the three months ended June 30, 2018, an increase of $122 thousand, or 29.1%, from $419 thousand for the three months ended June 30, 2017. The increase was primarily due to continuing efforts to grow our exposure to the market, which we believe would help the growth of our loans and deposits.
Data processing expense was $295 thousand for the three months ended June 30, 2018, an increase of $34 thousand, or 13.0%, from $261 thousand for the three months ended June 30, 2017. The increase was primarily due to the impact of increased processing costs as we expand with a greater number of accounts and transactions.
Director fees and expenses were $211 thousand for the three months ended June 30, 2018, an increase of $31 thousand, or 17.2%, from $180 thousand for the three months ended June 30, 2017. The increase was primarily due to the increase in directors’ fee and an addition of a board member since January 2018.
Loan related expense was $63 thousand for the three months ended June 30, 2018, a decrease of $29 thousand, or 31.5%, from $92 thousand for the three months ended June 30, 2017. The decrease was primarily due to decreases in foreclosure expenses and related legal fees, and SBA guarantee fees paid by the Bank.
Regulatory assessment expense was $145 thousand for the three months ended June 30, 2018, an increase of $42 thousand, or 40.8%, from $103 thousand for the three months ended June 30, 2017. The increase was primarily due to our year-over-year balance sheet growth.

Other expense was $1.3 million for the three months ended June 30, 2018, an increase of $697 thousand, or 116.0%, from $601 thousand for the three months ended June 30, 2017. The increase was primarily due to a reimbursement paid to the SBA and an increase in general operating expense. During the three months ended June 30, 2018, the SBA requested us to reimburse it for a SBA loan guarantee previously paid by the SBA on a loan we originated in 2007 that subsequently defaulted, which ultimately was determined to be ineligible for SBA guaranty. We incurred a one-time expense of $577 thousand for this reimbursement and a write-off of certain receivables related to collection activities of the loan. Other than the reimbursement paid to the SBA, other expenses primarily included $368 thousand and $327 thousand in office expense, and $121 thousand and $102 thousand in armed guard expense for the three months ended June 30, 2018 and 2017, respectively.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2017
Salaries and employee benefits were $12.4 million for the six months ended June 30, 2018, an increase of $1.3 million, or 11.8%, from $11.1 million for the six months ended June 30, 2017. The increase was primarily due to an increase in the number of employees to support continued growth, as well as annual salary increases, employee bonus and incentive compensation. The number of full-time equivalent employees was 232 at June 30, 2018 compared to 215 at June 30, 2017.
Occupancy and equipment expense was $2.4 million for the six months ended June 30, 2018, an increase of $204 thousand, or 9.3%, from $2.2 million for the six months ended June 30, 2017. The increase was primarily due to the opening of a New York branch in September 2017.
Professional fees were $1.5 million for the six months ended June 30, 2018, an increase of $615 thousand, or 68.6%, from $896 thousand for the six months ended June 30, 2017. The increase was primarily due to an increase in audit and other professional services for the preparation and filing of our S-1 registration statement with the SEC and listing our shares of common stock on the Nasdaq Global Select Market.
Marketing and business promotion expense was $929 thousand for the six months ended June 30, 2018, an increase of $209 thousand, or 29.0%, from $720 thousand for the six months ended June 30, 2017. This increase was primarily due to continuing efforts to grow our exposure to the market, which we believe would help the growth of our loans and deposits.
Data processing expense was $597 thousand for the six months ended June 30, 2018, an increase of $87 thousand, or 17.1%, from $510 thousand for the six months ended June 30, 2017. This increase resulted primarily from the impact of increased processing costs as we expand with a greater number of accounts and transactions.
Director fees and expenses were $441 thousand for the six months ended June 30, 2018, an increase of $98 thousand, or 28.6%, from $343 thousand for the six months ended June 30, 2017. The increase was primarily due to the increase in directors’ fee and additions of board members since April 2017 and January 2018.
Loan related expense was $122 thousand for the six months ended June 30, 2018, a decrease of $81 thousand, or 39.9%, from $203 thousand for the six months ended June 30, 2017. The decrease was primarily due to decreases in foreclosure expenses and related legal fees, and SBA guarantee fees paid by the Bank.
Regulatory assessment expense was $277 thousand for the six months ended June 30, 2018, an increase of $76 thousand, or 37.8%, from $201 thousand for the six months ended June 30, 2017. The increase was primarily due to our year-over-year balance sheet growth.
Other expense was $1.9 million for the six months ended June 30, 2018, an increase of $742 thousand, or 63.8%, from $1.2 million for the six months ended June 30, 2017. The increase was primarily due to a reimbursement paid to the SBA and an increase in general operating expense. During the three months ended June 30, 2018, the SBA requested us to reimburse it for a SBA loan guarantee previously paid by the SBA on a loan we originated in 2007 that subsequently defaulted, which ultimately was determined to be ineligible for SBA guaranty. We incurred a one-time expense of $577 thousand for this reimbursement and a write-off of certain receivables related to collection activities of the loan. Other than the reimbursement paid to the SBA, other expenses primarily included $719 thousand and $620 thousand in office expense, and $236 thousand and $205 thousand in armed guard expense for the six months ended June 30, 2018 and 2017, respectively.
Income Tax Expense
Income tax expense was $2.0 million and $3.6 million, respectively, and the effective tax rate was 29.9% and 42.4%, respectively, for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, income tax expense was $4.7 million and $6.8 million, respectively, and the effective tax rate was 29.9% and 42.4%, respectively. The decrease in effective tax rate was mainly due to a decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective on January 1, 2018.

Financial Condition
Investment Securities
Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions. Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government and agency securities	$25,257	$24,626	$(631)	$25,231	$24,925	$(306)
Municipal bonds	1,296	1,296	—	2,376	2,375	(1)
Mortgage-backed securities	53,212	51,641	(1,571)	52,565	51,904	(661)
Collateralized mortgage obligations	56,243	54,543	(1,700)	51,459	50,485	(974)
Total securities available-for-sale	$136,008	$132,106	$(3,902)	$131,631	$129,689	$(1,942)
Securities held-to-maturity:
Municipal bonds	5,244	5,272	28	5,263	5,439	176
Mortgage-backed securities	15,146	14,473	(673)	15,807	15,558	(249)
Total securities held-to-maturity	$20,390	$19,745	$(645)	$21,070	$20,997	$(73)

Total investment securities were $152.5 million at June 30, 2018, an increase of $1.7 million, or 1.2%, from $150.8 million at December 31, 2017. The increase was primarily due to purchases of $16.1 million, partially offset by principal paydowns of $12.0 million, net premium amortization of $406 thousand and a decrease in fair value of securities available-for-sale of $2.0 million.
In accordance with FASB ASC 320, Investments - Debt and Equity Securities, the Company performs an OTTI assessment periodically. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security.
All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2018 and December 31, 2017 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2018 and December 31, 2017. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and six months ended June 30, 2018 and 2017.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of June 30, 2018:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government and agency securities	$—	—%	$—	—%	$3,709	2.34%	$21,548	2.37%	$25,257	2.37%
Municipal bonds	502	1.25%	—	—%	598	2.66%	196	2.81%	1,296	2.14%
Mortgage-backed securities	—	—%	588	1.35%	13,827	2.25%	38,797	2.31%	53,212	2.29%
Collateralized mortgage obligations	—	—%	—	—%	6,784	1.76%	49,459	2.51%	56,243	2.42%
Total securities available-for-sale	$502	1.25%	$588	1.35%	$24,918	2.14%	$110,000	2.41%	$136,008	2.35%
Securities held-to-maturity:
Municipal bonds	$126	1.25%	$581	2.01%	$2,016	2.82%	$2,521	4.73%	$5,244	3.61%
Mortgage-backed securities	—	—%	940	1.82%	1,647	1.90%	12,559	2.88%	15,146	2.71%
Total securities held-to-maturity	$126	1.25%	$1,521	1.89%	$3,663	2.41%	$15,080	3.19%	$20,390	2.94%

Loans Held-For-Sale
Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the "foreseeable future," subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred to held-for-sale at the lower of cost or fair value. Certain loans are transferred to held-for-sale with write-downs to allowance for loan losses.
Loans held-for-sale were $20.3 million at June 30, 2018, an increase of $15.0 million, or 283.8%, from $5.3 million at December 31, 2017. The increase was primarily due to originations of $60.4 million and transfers from loans held-for-investment of $7.0 million, partially offset by sales of $52.2 million. At June 30, 2018, SBA loan sales commitments of $16.7 million were not settled, all of which were included in loans held-for-sale at June 30, 2018 and subsequently settled during July 2018.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2018		December 31, 2017
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	674,599	53.7%	662,840	55.7%
Residential property	197,598	15.8%	168,898	14.2%
SBA property	133,081	10.6%	130,438	11.0%
Construction	28,659	2.3%	23,215	2.0%
Total real estate loans	1,033,937	82.4%	985,391	82.9%
Commercial and industrial loans:
Commercial term	80,791	6.4%	77,438	6.5%
Commercial lines of credit	72,799	5.8%	60,850	5.1%
SBA commercial term	28,276	2.3%	30,199	2.5%
International	7,734	0.6%	1,920	0.2%
Total commercial and industrial loans	189,600	15.1%	170,407	14.3%
Consumer loans	30,775	2.5%	33,870	2.8%
Loans held-for-investment	1,254,312	100.0%	1,189,668	100.0%
Deferred loan costs (fees)	544		331
Loans held-for-investment, net of deferred loan costs (fees)	1,254,856		1,189,999
Allowance for loan losses	(12,621)		(12,224)
Net loans held-for-investment	$1,242,235		$1,177,775

Loans held-for-investment, net of deferred loan costs (fees) were $1.25 billion at June 30, 2018, an increase of $64.9 million, or 5.5%, from $1.19 billion at December 31, 2017. The increase was primarily due to new funding of $211.2 million and advances of $69.7 million, partially offset by paydowns and payoffs of $208.5 million, transfers to loans held-for-sale of $7.0 million and charge-offs of $435 thousand.

Allowance for loan losses
Our methodology for assessing the appropriateness of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high-risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and economic conditions.
For any loan held for investment, a specific allowance may be assigned based on an impairment analysis. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on nonaccrual status.
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance for loan losses. Net charge-offs (recoveries) to average loans were 0.06% and 0.00%, respectively, for the three months ended June 30, 2018 and 2017 and 0.02% and (0.03)%, respectively for the six months ended June 30, 2018 and 2017.
Allowance for loan losses totaled $12.6 million and $12.2 million, respectively, at June 30, 2018 and December 31, 2017. The increase was primarily due to an increase in loan balance for the six months ended June 30, 2018.
We analyze the loan portfolio, including delinquencies, concentrations, and risk characteristics, at least quarterly in order to assess the overall level of the allowance. We also rely on internal and external loan review procedures to further assess individual loans and loan pools, and economic data for overall industry and geographic trends.
In determining the allowance and the related provision for loan losses, we consider three principal elements: (i) valuation allowances based upon probable incurred losses identified during the review of impaired commercial and industrial, commercial property and construction loans, (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and (iii) qualitative factors. Provisions for loan losses are charged to operations to record changes to the total allowance to a level deemed appropriate by us.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Three Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
June 30, 2018
Allowance for loan losses:
Beginning balance	$9,076	$3,100	$195	$12,371
Charge-offs	(79)	(90)	(127)	(296)
Recoveries on loans previously charged off	50	54	17	121
Provision (reversal) for loan losses	276	44	105	425
Ending balance	$9,323	$3,108	$190	$12,621
Average loan balances	$1,020,800	$169,079	$32,653	$1,222,532
Ending loan balances	$1,033,937	$189,600	$30,775	$1,254,312
Ratios:
Annualized net charge-offs (recoveries) to average loans	0.01%	0.09%	1.35%	0.06%
Allowance for loan losses to total loans	0.90%	1.64%	0.62%	1.01%
June 30, 2017
Allowance for loan losses:
Beginning balance	$7,737	$3,410	$168	$11,315
Charge-offs	—	(214)	(30)	(244)
Recoveries on loans previously charged off	—	223	9	232
Provision (reversal) for loan losses	81	(361)	6	(274)
Ending balance	$7,818	$3,058	$153	$11,029
Average loan balances	$875,864	$152,214	$33,090	$1,061,168
Ending loan balances	$888,107	$158,572	$32,375	$1,079,054
Ratios:
Annualized net charge-offs (recoveries) to average loans	—%	(0.02)%	0.25%	—%
Allowance for loan losses to total loans	0.88%	1.93%	0.47%	1.02%

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Six Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
June 30, 2018
Allowance for loan losses:
Beginning balance	$8,507	$3,548	$169	$12,224
Charge-offs	(204)	(90)	(141)	(435)
Recoveries on loans previously charged off	52	234	26	312
Provision (reversal) for loan losses	968	(584)	136	520
Ending balance	$9,323	$3,108	$190	$12,621
Average loan balances	$1,014,189	$171,275	$32,898	$1,218,362
Ending loan balances	$1,033,937	$189,600	$30,775	$1,254,312
Ratios:
Annualized net charge-offs (recoveries) to average loans	0.03%	(0.17)%	0.70%	0.02%
Allowance for loan losses to total loans	0.90%	1.64%	0.62%	1.01%
June 30, 2017
Allowance for loan losses:
Beginning balance	$7,497	$3,657	$166	$11,320
Charge-offs	—	(220)	(42)	(262)
Recoveries on loans previously charged off	1	418	24	443
Provision (reversal) for loan losses	320	(797)	5	(472)
Ending balance	$7,818	$3,058	$153	$11,029
Average loan balances	$868,027	$148,625	$33,446	$1,050,098
Ending loan balances	$888,107	$158,572	$32,375	$1,079,054
Ratios:
Annualized net charge-offs (recoveries) to average loans	—%	(0.27)%	0.11%	(0.03)%
Allowance for loan losses to total loans	0.88%	1.93%	0.47%	1.02%

The decrease in allowance for loan losses to commercial and industrial loans was primarily due to the decreases in historical loss rate and specific reserve of commercial and industrial loans.

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Commercial property	240	318	(78)	(24.5)%
Residential property	—	730	(730)	(100.0)%
SBA property	1,203	1,810	(607)	(33.5)%
Total real estate loans	1,443	2,858	(1,415)	(49.5)%
Commercial and industrial loans:
Commercial term	—	4	(4)	(100.0)%
Commercial lines of credit	39	10	29	290.0%
SBA commercial term	519	338	181	53.6%
Total commercial and industrial loans	558	352	206	58.5%
Consumer loans	25	24	1	4.2%
Total nonaccrual loans	2,026	3,234	(1,208)	(37.4)%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	2,026	3,234	(1,208)	(37.4)%
Other real estate owned	—	99	(99)	(100.0)%
Total nonperforming assets	$2,026	$3,333	$(1,307)	(39.2)%

Nonperforming loans to loans held-for-investment	0.16%	0.27%
Nonperforming assets to total assets	0.13%	0.23%

Total nonaccrual loans were $2.0 million at June 30, 2018, a decrease of $1.2 million, or 37.4%, from $3.2 million at December 31, 2017. The decrease was primarily due to payoffs of $1.8 million, partially offset by loans became nonaccrual status during the six months ended June 30, 2018 of $693 thousand.
Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.
Additional income of approximately $31 thousand and $55 thousand, respectively, would have been recorded during the three and six months ended June 30, 2018 and 2017, had these loans been paid in accordance with their original terms throughout the periods indicated.

Troubled Debt Restructurings
Loans that the Bank modifies or restructures where the debtor is experiencing financial difficulties and makes a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, reductions in the outstanding loan balances are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and the Bank is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	June 30, 2018			December 31, 2017
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$—	$240	$240	$—	$318	$318
SBA property	324	—	324	334	1,039	1,373
Commercial and industrial loans:
Commercial term	90	—	90	195	4	199
Commercial lines of credit	—	39	39	—	10	10
SBA commercial term	39	269	308	63	304	367
Total	$453	$548	$1,001	$592	$1,675	$2,267

Total TDRs were $1.0 million at June 30, 2018, a decrease of $1.3 million, or 55.8%, from $2.3 million at December 31, 2017. The decrease was primarily due to payoffs of $1.1 million and paydowns of $201 thousand.

Deposits
We gather deposits primarily through our branch locations. We offer a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and certificates of deposit (or time deposits). We put continued effort into gathering noninterest demand deposits accounts through marketing to our existing and new customers, customer referrals, our marketing staff and various involvement with community networks.
Total deposits were $1.43 billion at June 30, 2018, an increase of $176.0 million, or 14.1%, from $1.25 billion at December 31, 2017. The increase was primarily due to increases in time deposits of $182.7 million and noninterest-bearing demand accounts of $28.3 million, partially offset by a decrease in savings, NOW and money market accounts of $35.1 million. As of June 30, 2018, total deposits were comprised of 24.3% noninterest-bearing demand accounts, 19.9% savings, NOW and money market accounts and 55.8% of time deposits.
Time deposits from California State Treasurer totaled $100.0 million and brokered time deposits totaled $52.5 million at both June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, our directors and shareholders with deposits over $250,000 totaled $10.7 million and $8.2 million, respectively, or 1.5% and 1.1%, respectively, of all of our deposit relationships over $250,000.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
June 30, 2018
Time deposits less than $100,000	$29,056	$24,295	$68,873	$53,116	$2,614	$177,954
Time deposits of $100,000 or more and less than $250,000	46,320	39,026	132,265	49,988	—	267,599
Time deposits of $250,000 or more	101,531	61,622	136,146	52,255	—	351,554
Total	$176,907	$124,943	$337,284	$155,359	$2,614	$797,107
December 31, 2017
Time deposits less than $100,000	$24,230	$18,357	$53,903	$56,294	$2,831	$155,615
Time deposits of $100,000 or more and less than $250,000	49,002	36,986	90,321	15,850	—	192,159
Time deposits of $250,000 or more	139,205	41,558	68,582	17,267	—	266,612
Total	$212,437	$96,901	$212,806	$89,411	$2,831	$614,386

During the three months ended March 31, 2018, we offered a deposit promotion to increase retail deposits in our deposit mix. From this deposit promotion, we raised $122.7 million of interest-bearing deposits at a weighted average rate of 2.21%.
Other Borrowings
Borrowings from FHLB
Other than deposits, we also utilized borrowings from FHLB as a supplementary funding source to finance our operations. Borrowings from FHLB are collateralized by residential and commercial property loans. At June 30, 2018 and December 31, 2017, total borrowings were $30.0 million and $40.0 million, respectively.
Shareholders' Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $151.4 million at June 30, 2018, an increase of $9.2 million, or 6.5%, from $142.2 million at December 31, 2017. The increase was primarily due to the retention of earnings, partially offset by other comprehensive loss from fair value change in securities available-for-sale and dividends declared on our common stock. During the six months ended June 30, 2018, we generated net income of $11.0 million, recognized other comprehensive loss of $1.4 million and declared dividends of $804 thousand to our shareholders.

Regulatory Capital Requirements
We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for "prompt corrective action" (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies.
In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to the Company and the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to the Company and the Bank prior to that date. In addition, the Basel III regulations will implement a concept known as the "capital conservation buffer." In general, banks and bank holding companies will be required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer will be required by January 1, 2019. As of June 30, 2018 and December 31, 2017, we would have met the fully phased-in Basel III capital requirements.
The tables below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected, and exclusive of the capital conservation buffer as of June 30, 2018 and December 31, 2017. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The tables below also summarizes the capital requirements applicable to us and the Bank in order to be considered "well-capitalized" from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be "well-capitalized" as of the dates reflected in the table below.

	Pacific City Financial Corporation	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2018
Common tier 1 capital (to risk-weighted assets)	12.4%	12.4%	4.5%	6.5%
Total capital (to risk-weighted assets)	13.5%	13.4%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	12.4%	12.4%	6.0%	8.0%
Tier 1 capital (to average assets)	9.6%	9.5%	4.0%	5.0%
December 31, 2017
Common tier 1 capital (to risk-weighted assets)	12.2%	12.1%	4.5%	6.5%
Total capital (to risk-weighted assets)	13.2%	13.1%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	12.2%	12.1%	6.0%	8.0%
Tier 1 capital (to average assets)	10.0%	9.9%	4.0%	5.0%

The Basel III regulations also revise the definition of capital and describe the capital components and eligibility criteria for common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. The most significant changes to the capital criteria are that: (i) the prior concept of unrestricted Tier 1 capital and restricted Tier 1 capital has been replaced with additional Tier 1 capital and a regulatory capital ratio that is based on common equity Tier 1 capital; and (ii) trust preferred securities and cumulative perpetual preferred stock issued after May 19, 2010 no longer qualify as Tier 1 capital. This change is already effective due to the Dodd-Frank Act, although such instruments issued prior to May 19, 2010 continue to qualify as Tier 1 capital (assuming they qualified as such under the prior regulatory capital standards), subject to the 25% of Tier 1 capital limit.

Liquidity
Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.
Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in financial institutions, federal funds sold, and unpledged securities available-for-sale. Liquid liabilities may include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market noncore deposits, additional collateralized borrowings such as borrowings from FHLB, the issuance of debt securities, additional borrowings through Federal Reserve Discount Window, and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment securities portfolio, increases in debt financing and other borrowings, and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.
Integral to our liquidity management is the administration of borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis.
As of June 30, 2018 and December 31, 2017, we had $60.0 million of available unused unsecured federal funds lines. In addition, available unused secured borrowing capacity from the Federal Reserve Discount Window at June 30, 2018 and December 31, 2017 was $52.1 million and $48.1 million, respectively. Federal Reserve Discount Window were collateralized by loans totaling $59.2 million and $56.2 million as of June 30, 2018 and December 31, 2017, respectively. Our borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral.
At June 30, 2018 and December 31, 2017, we had $30.0 million and $40.0 million of outstanding borrowings from FHLB, respectively. Based on the values of loans pledged as collateral, we had $352.4 million and $311.0 million of additional borrowing capacity with FHLB as of June 30, 2018 and December 31, 2017, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.
Pacific City Financial Corporation, on a stand-alone holding company basis, must provide for its own liquidity and its main source of funding is dividends from the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the holding company. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

Off-Balance Sheet Activities and Contractual Obligations
Off-Balance Sheet Arrangements
We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Company’s financial statements.
The Company’s exposure to loan loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary is based on management’s credit evaluation of the customer.

($ in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$112,302	$109,835
Standby letters of credit	3,384	3,309
Commercial letters of credit	815	233
Total	$116,501	$113,377

Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2018
Time deposits	$639,134	$155,359	$2,614	$—	$797,107
Borrowings from FHLB	10,000	10,000	10,000	—	30,000
Operating leases	2,298	4,457	3,562	1,865	12,182
Total	$651,432	$169,816	$16,176	$1,865	$839,289
December 31, 2017
Time deposits	$564,644	$46,911	$2,831	$—	$614,386
Borrowings from FHLB	10,000	20,000	10,000	—	40,000
Operating leases	2,289	4,395	3,498	2,533	12,715
Total	$576,933	$71,306	$16,329	$2,533	$667,101

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads.
Interest Rate Risk
Overview: Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and London Interbank Offered Rate (basis risk).
Our asset liability committee ("ALCO") establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.
An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.
Measurement: Interest rate risk measurement is calculated and reported to the board and ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.
We use two approaches to model interest rate risk: Net Interest Income at Risk ("NII at Risk"), and Economic Value of Equity ("EVE"). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	June 30, 2018		December 31, 2017
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	22.3%	8.4%	18.4%	3.9%
+100	11.4%	5.0%	9.4%	2.6%
-100	(13.8)%	(7.2)%	(11.5)%	(4.0)%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act"), as of June 30, 2018 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $100 thousand at June 30, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 1A - Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed "Risk Factors" section of our registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018, which could materially affect our business, financial condition and/or operating results. Management is not aware of any material changes from risk factors previously disclosed in our registration statement on Form S-1. The risks described on Form S-1 and this Quarterly Report on Form 10-Q are not the only risks facing the Company. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward-looking statement or contained in any of the Company's subsequent filings with the SEC. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition and results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None.

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of Pacific City Financial Corporation	S-1	333-226208	3.1	July 17, 2018
3.2	Certificate of Amendment of Articles of Incorporation of Pacific City Financial Corporation	S-1	333-226208	3.2	July 17, 2018
3.3	Bylaws of Pacific City Financial Corporation	S-1	333-226208	3.3	July 17, 2018
4.1	Specimen common stock certificate of Pacific City Financial Corporation	S-1	333-226208	4.1	July 17, 2018
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific City Financial Corporation

Date:	September 20, 2018	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 20, 2018	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)