Form 10-Q
period 2018-09-30
PACIFIC CITY FINANCIAL CORP
filed 2018-11-08
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of November 1, 2018, the registrant had outstanding 15,972,914 shares of common stock.

Pacific City Financial Corporation and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2018

Forward-looking Statements
This discussion of financial results contains forward-looking statements which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "might," "should," "could," "predict," "potential," "believe," "expect," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "goal," "target," "outlook," "aim," "would," "annualized" and "outlook," or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this 10-Q and our other documents filed with the Securities Exchange Commission. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Financial Statements

Pacific City Financial Corporation and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$27,532	$16,662
Interest-bearing deposits in other financial institutions	136,524	56,996
Total cash and cash equivalents	164,056	73,658
Securities available-for-sale, at fair value	135,089	129,689
Securities held-to-maturity, at amortized cost (fair value of $21,117 at September 30, 2018 and $20,997 at December 31, 2017)	21,991	21,070
Total investment securities	157,080	150,759
Loans held-for-sale	12,957	5,297
Loans held-for-investment, net of deferred loan costs (fees)	1,309,124	1,189,999
Allowance for loan losses	(13,097)	(12,224)
Net loans held-for-investment	1,296,027	1,177,775
Premises and equipment, net	4,615	4,723
Federal Home Loan Bank and other restricted stock, at cost	7,433	6,589
Other real estate owned, net	—	99
Deferred tax assets, net	4,209	3,847
Servicing assets	8,114	8,973
Accrued interest receivable and other assets	9,296	10,279
Total assets	$1,663,787	$1,441,999
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$350,346	$319,026
Savings, NOW and money market accounts	283,759	317,878
Time deposits under $250,000	429,370	347,774
Time deposits $250,000 and over	356,051	266,612
Total deposits	1,419,526	1,251,290
Borrowings from Federal Home Loan Bank	30,000	40,000
Accrued interest payable and other liabilities	11,323	8,525
Total liabilities	1,460,849	1,299,815
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, 0 issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 15,972,914 shares at September 30, 2018 and 13,417,899 at December 31, 2017	171,495	125,430
Additional paid-in capital	3,158	2,941
Retained earnings	31,325	15,036
Accumulated other comprehensive loss, net	(3,040)	(1,223)
Total shareholders’ equity	202,938	142,184
Total liabilities and shareholders’ equity	$1,663,787	$1,441,999

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$19,699	$16,000	$55,749	$44,684
Interest on tax-exempt investment securities	39	46	120	142
Interest on investment securities	892	700	2,528	1,700
Interest and dividends on other interest-earning assets	866	344	2,071	870
Total interest income	21,496	17,090	60,468	47,396
Interest expense:
Interest on deposits	4,643	2,534	12,101	6,983
Interest on borrowings	137	173	475	176
Total interest expense	4,780	2,707	12,576	7,159
Net interest income	16,716	14,383	47,892	40,237
Provision for loan losses	417	586	937	114
Net interest income after provision for loan losses	16,299	13,797	46,955	40,123
Noninterest income:
Service charges and fees on deposits	377	333	1,102	1,020
Servicing income	578	674	1,789	1,841
Gain on sale of loans	1,328	2,159	4,477	6,873
Other income	297	295	847	798
Total noninterest income	2,580	3,461	8,215	10,532
Noninterest expense:
Salaries and employee benefits	5,840	5,594	18,239	16,689
Occupancy and equipment	1,244	1,073	3,634	3,259
Professional fees	213	445	1,724	1,341
Marketing and business promotion	555	500	1,484	1,220
Data processing	314	276	911	786
Director fees and expenses	220	198	661	541
Loan related expenses	83	98	205	301
Regulatory assessments	192	108	469	309
Other expenses	859	666	2,764	1,829
Total noninterest expense	9,520	8,958	30,091	26,275
Income before income taxes	9,359	8,300	25,079	24,380
Income tax expense	2,816	3,494	7,510	10,316
Net income	$6,543	$4,806	$17,569	$14,064

Earnings per common share, basic	$0.44	$0.36	$1.27	$1.05
Earnings per common share, diluted	$0.44	$0.35	$1.25	$1.04
Dividend paid per common share	$0.03	$0.03	$0.09	$0.09

Weighted-average common shares outstanding, basic	14,730,120	13,412,407	13,865,190	13,405,413
Weighted-average common shares outstanding, diluted	14,924,546	13,544,855	14,051,561	13,530,450

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,543	$4,806	$17,569	$14,064
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(604)	9	(2,564)	120
Income tax benefit (expense) related to items of other comprehensive income	176	(3)	747	(49)
Total other comprehensive income (loss), net of tax	(428)	6	(1,817)	71
Total comprehensive income	$6,115	$4,812	$15,752	$14,135

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share data)

		Shareholders' Equity
	Common Stock Outstanding Shares	Common stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	13,391,222	$125,094	$2,444	$—	$(531)	$127,007
Comprehensive income
Net income	—	—	—	14,064	—	14,064
Other comprehensive income, net of tax	—	—	—	—	71	71
Share-based compensation expense	—	—	522	—	—	522
Stock options exercised	21,971	267	(181)	—	—	86
Retirement of fractional shares	(134)	(2)	—	—	—	(2)
Cash dividends declared on common stock ($0.09 per common share)	—	—	—	(1,207)	—	(1,207)
Balance at September 30, 2017	13,413,059	$125,359	$2,785	$12,857	$(460)	$140,541
Balance at January 1, 2018	13,417,899	$125,430	$2,941	$15,036	$(1,223)	$142,184
Comprehensive income (loss)
Net income	—	—	—	17,569	—	17,569
Other comprehensive loss, net of tax	—	—	—	—	(1,817)	(1,817)
Stock issued under stock offering, net of expenses	2,508,234	45,537	—	—	—	45,537
Share-based compensation expense	—	—	486	—	—	486
Stock options exercised	46,781	528	(269)	—	—	259
Cash dividends declared on common stock ($0.09 per common share)	—	—	—	(1,280)	—	(1,280)
Balance at September 30, 2018	15,972,914	$171,495	$3,158	$31,325	$(3,040)	$202,938

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$17,569	$14,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	926	834
Amortization of net premiums on securities	577	570
Amortization of servicing assets	1,931	1,617
Provision for loan losses	937	114
Deferred tax expense (benefit)	386	(1,336)
Stock-based compensation	486	522
Gain on sale of loans	(4,477)	(6,873)
Originations of loans held-for-sale	(78,478)	(109,403)
Proceeds from sales of and principal collected on loans held-for-sale	76,310	118,170
Change in accrued interest receivable and other assets	989	(751)
Change in accrued interest payable and other liabilities	2,798	2,239
Net cash provided by operating activities	19,954	19,767
Investing activities:
Purchase of securities available-for-sale	(26,073)	(53,461)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	17,543	12,783
Purchase of securities held-to-maturity	(2,011)	(4,133)
Proceeds from maturities and paydowns of securities held-to-maturity	1,078	1,894
Proceeds from sale of loans held-for-investment	7,208	—
Net change in loans receivable	(128,487)	(117,657)
Purchase of Federal Home Loan Bank stock	(844)	(903)
Proceeds from sale of other real estate owned	102	291
Purchases of premises and equipment	(824)	(1,005)
Net cash used in investing activities	(132,308)	(162,191)
Financing activities:
Net increase in deposits	168,236	121,462
Proceeds from long-term borrowings from Federal Home Loan Bank	—	40,000
Repayment of long-term borrowings from Federal Home Loan Bank	(10,000)	—
Stock options exercised	259	84
Stock issued under stock offering, net of expenses	45,537	—
Cash dividends paid on common stock	(1,280)	(1,207)
Net cash provided by financing activities	202,752	160,339
Net increase in cash and cash equivalents	90,398	17,915
Cash and cash equivalents at beginning of year	73,658	69,951
Cash and cash equivalents at end of year	$164,056	$87,866

Supplemental disclosures of cash flow information:
Interest paid	$9,863	$7,035
Income taxes paid	5,359	8,039
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$7,034	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
Pacific City Financial Corporation (collectively, with its consolidated subsidiary, "the Company," "we," "us" or "our") is a bank holding company whose subsidiary is Pacific City Bank ("the Bank"). The Bank is a single operating segment that operates eleven full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Fort Lee, New Jersey and Bayside, New York, and nine loan production offices in Irvine and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016 that were included in the Company’s registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.
Significant Accounting Policies
The Company’s accounting policies are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in Note 1 to the Consolidated Financial Statements for the years ended December 31, 2017 and 2016 that were included in its registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018. Refer to Adopted Accounting Pronouncements below for discussion of accounting pronouncements adopted during the nine months ended September 30, 2018.
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
Adopted Accounting Pronouncements
During the nine months ended September 30, 2018, the following accounting pronouncements applicable to the Company were adopted:

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
Recent Accounting Pronouncements Not Yet Adopted
The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases Topic 842, Targeted Improvements," to provide additional clarification, implantation, and transition guidance on certain aspects of ASU 2016-02. The amendments in ASU 2016-02 require lessees to recognize lease assets and lease liabilities for both leases classified as operating leases and finance leases, except leases with a term of 12 months or less where lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For leases with a term of greater than 12 months, lessees are required to recognize a liability to make lease payments and a right-of-use assets representing its right to use the underlying asset for the lease term measured at the present value of the lease payments. ASU 2016-02 and ASU 2018-10 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Under ASU 2018-11, an additional transition option was provided that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Under this optional transition method, entities will be allowed to continue using and presenting leases under ASC 840 for prior years comparative periods and then prospectively adopt ASC 842 on January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings. At September 30, 2018, the future lease rental payable under non-cancelable operating lease commitments for the Company’s offices and loan production offices were $11.4 million. The Company is in the process of evaluating the impact that adoption of this ASU may have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326)." The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a committee, developed an implementation plan, and engaged a software vendor to assist the Company to build a model. The Company is in the process of completing a readiness assessment and is engaged in the implementation phase of the project. The Company is working on: (i) developing a new expected loss model with supportable assumptions; (ii) identifying data, reporting, and disclosure gaps; (iii) assessing updates to accounting and credit risk policies; and (iv) documenting new processes and controls. Based on the Company’s initial assessment of this ASU, the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses which could potentially have a material impact on its consolidated financial statements as of the beginning of the first reporting period in which this ASU is effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Securities available-for-sale:
U.S. government and agency securities	$—	$23,544	$—	$23,544
Municipal bonds	—	787	—	787
Mortgage-backed securities	—	56,224	—	56,224
Collateralized mortgage obligations	—	54,534	—	54,534
Total securities available-for-sale	—	135,089	—	135,089
Total assets measured at fair value on a recurring basis	$—	$135,089	$—	$135,089
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2017
Securities available-for-sale:
U.S. government and agency securities	$—	$24,925	$—	$24,925
Municipal bonds	—	2,375	—	2,375
Mortgage-backed securities	—	51,904	—	51,904
Collateralized mortgage obligations	—	50,485	—	50,485
Total securities available-for-sale	—	129,689	—	129,689
Total assets measured at fair value on a recurring basis	$—	$129,689	$—	$129,689
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Impaired loans:
SBA property	$—	$—	$482	$482
Total impaired loans	—	—	482	482
Servicing assets - residential property loans	—	—	260	260
Total assets measured at fair value on a non-recurring basis	$—	$—	$742	$742
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2017
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Collateral dependent impaired loans:
Commercial property	$—	$—	$(53)	$—
SBA property	—	(65)	(151)	(280)
Servicing assets - residential property loans	(4)	—	(4)	—
Other real estate owned	—	(3)	3	(9)
Net losses recognized	$59	$(68)	$(205)	$(289)

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

Financial assets: The carrying amounts of interest-bearing deposits with other financial institutions and accrued interest receivable are considered to approximate fair value. The fair values of investment securities are generally based on matrix pricing (Level 2). The fair value of loans is estimated based on a discounted cash flow approach under an exit price notion for September 30, 2018 and an entry price notion for December 31, 2017. The fair value reflects the estimated yield that would be negotiated with a willing market participant. Because sale transactions of such loans are not readily observable, as many of the loans have unique risk characteristics, the valuation is based on significant unobservable inputs (Level 3). It is not practical to determine the fair value of Federal Home Loan Bank ("FHLB") and other restricted stock due to restrictions placed on its transferability.
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
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2018
Financial assets:
Interest-bearing deposits in other financial institutions	$136,524	$136,524	$136,524	$—	$—
Securities available-for-sale	135,089	135,089	—	135,089	—
Securities held-to-maturity	21,991	21,117	—	21,117	—
Loans held-for-sale	12,957	—	—	13,738	—
Net loans held-for-investment	1,296,027	—	—	—	1,307,919
FHLB and other restricted stock	7,433	N/A	N/A	N/A	N/A
Accrued interest receivable	4,850	4,850	33	488	4,329
Financial liabilities:
Deposits	$1,419,526	$—	$—	$—	$1,386,260
Borrowings from FHLB	30,000	—	—	29,377	—
Accrued interest payable	4,964	4,964	—	46	4,918
December 31, 2017
Financial assets:
Interest-bearing deposits in other financial institutions	$56,996	$56,996	$56,996	$—	$—
Securities available-for-sale	129,689	129,689	—	129,689	—
Securities held-to-maturity	21,070	20,997	—	20,997	—
Loans held-for-sale	5,297	5,813	—	5,813	—
Net loans held-for-investment	1,177,775	1,177,539	—	—	1,177,539
FHLB and other restricted stock	6,589	N/A	N/A	N/A	N/A
Accrued interest receivable	4,251	4,251	25	533	3,693
Financial liabilities:
Deposits	$1,251,290	$1,250,259	$—	$—	$1,250,259
FHLB and other restricted stock	40,000	39,778	—	39,778	—
Accrued interest payable	2,251	2,251	—	60	2,191

Note 3 - Investment Securities
Debt and equity securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheet according to management’s intent. The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2018
Securities available-for-sale:
U.S. government and agency securities	$24,372	$—	$(828)	$23,544
Municipal bonds	789	1	(3)	787
Mortgage-backed securities	58,113	5	(1,894)	56,224
Collateralized mortgage obligations	56,321	11	(1,798)	54,534
Total securities available-for-sale	$139,595	$17	$(4,523)	$135,089
Securities held-to-maturity:
Municipal bonds	$5,110	$18	$(49)	$5,079
Mortgage-backed securities	16,881	—	(843)	16,038
Total securities held-to-maturity	$21,991	$18	$(892)	$21,117
December 31, 2017
Securities available-for-sale:
U.S. government and agency securities	$25,231	$17	$(323)	$24,925
Municipal bonds	2,376	1	(2)	2,375
Mortgage-backed securities	52,565	8	(669)	51,904
Collateralized mortgage obligations	51,459	34	(1,008)	50,485
Total securities available-for-sale	$131,631	$60	$(2,002)	$129,689
Securities held-to-maturity:
Municipal bonds	$5,263	$181	$(5)	$5,439
Mortgage-backed securities	15,807	8	(257)	15,558
Total securities held-to-maturity	$21,070	$189	$(262)	$20,997

As of September 30, 2018 and December 31, 2017, pledged securities were $112.3 million and $109.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of September 30, 2018. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale		Securities Held-To-Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$134	$133
One to five years	—	—	1,440	1,432
Five to ten years	4,360	4,292	1,220	1,203
Greater than ten years	20,801	20,039	2,316	2,311
Mortgage-backed securities and collateralized mortgage obligations	114,434	110,758	16,881	16,038
Total	$139,595	$135,089	$21,991	$21,117

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$—	$1,060	$—
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that individual securities have been in a continuous unrealized loss position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2018
Securities available-for-sale:
U.S. government and agency securities	$6,978	$(171)	5	$16,566	$(657)	15	$23,544	$(828)	20
Municipal bonds	592	(3)	1	—	—	—	592	(3)	1
Mortgage-backed securities	20,505	(418)	14	35,036	(1,476)	43	55,541	(1,894)	57
Collateralized mortgage obligations	12,000	(182)	8	32,799	(1,616)	32	44,799	(1,798)	40
Total securities available-for-sale	$40,075	$(774)	28	$84,401	$(3,749)	90	$124,476	$(4,523)	118
Securities held-to-maturity:
Municipal bonds	$3,791	$(49)	13	—	—	—	$3,791	$(49)	13
Mortgage-backed securities	5,400	(204)	4	10,638	(639)	12	16,038	(843)	16
Total securities held-to-maturity	$9,191	$(253)	17	$10,638	$(639)	12	$19,829	$(892)	29
December 31, 2017
Securities available-for-sale:
U.S. government and agency securities	$11,736	$(103)	9	$8,798	$(220)	7	$20,534	$(323)	16
Municipal bonds	1,115	(2)	2	—	—	—	1,115	(2)	2
Mortgage-backed securities	31,876	(352)	29	18,762	(317)	21	50,638	(669)	50
Collateralized mortgage obligations	31,191	(454)	19	16,284	(554)	19	47,475	(1,008)	38
Total securities available-for-sale	$75,918	$(911)	59	$43,844	$(1,091)	47	$119,762	$(2,002)	106
Securities held-to-maturity
Municipal bonds	$1,183	$(5)	5	—	—	—	$1,183	$(5)	5
Mortgage-backed securities	7,997	(93)	6	5,739	(164)	7	13,736	(257)	13
Total securities held-to-maturity	$9,180	$(98)	11	$5,739	$(164)	7	$14,919	$(262)	18

In accordance with FASB ASC 320, Investments - Debt and Equity Securities, the Company performs an other-than-temporary impairment ("OTTI") assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security.
All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2018 and December 31, 2017 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2018 and December 31, 2017. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and nine months ended September 30, 2018 and 2017.
Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017
Real estate loans:
Commercial property	$703,250	$662,840
Residential property	215,340	168,898
SBA property	126,816	130,438
Construction	28,895	23,215
Total real estate loans	1,074,301	985,391
Commercial and industrial loans:
Commercial term	96,102	77,438
Commercial lines of credit	72,219	60,850
SBA commercial term	28,312	30,199
Trade finance	10,353	1,920
Total commercial and industrial loans	206,986	170,407
Consumer loans	27,472	33,870
Loans held-for-investment	1,308,759	1,189,668
Deferred loan costs (fees)	365	331
Loans held-for-investment, net of deferred loan costs (fees)	1,309,124	1,189,999
Allowance for loan losses	(13,097)	(12,224)
Net loans held-for-investment	$1,296,027	$1,177,775

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of September 30, 2018 and December 31, 2017, the Company had no such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended September 30, 2018 and 2017:

	Three Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
September 30, 2018
Balance at July 1, 2018	$9,323	$3,108	$190	$12,621
Charge-offs	—	(18)	(26)	(44)
Recoveries on loans previously charged off	16	46	41	103
Provision for loan losses	269	108	40	417
Balance at September 30, 2018	$9,608	$3,244	$245	$13,097
September 30, 2017
Balance at July 1, 2017	$7,818	$3,058	$153	$11,029
Charge-offs	(8)	(72)	(14)	(94)
Recoveries on loans previously charged off	—	121	9	130
Provision (reversal) for loan losses	697	(121)	10	586
Balance at September 30, 2017	$8,507	$2,986	$158	$11,651

The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
September 30, 2018
Balance at January 1, 2018	$8,507	$3,548	$169	$12,224
Charge-offs	(204)	(108)	(167)	(479)
Recoveries on loans previously charged off	68	280	67	415
Provision (reversal) for loan losses	1,237	(476)	176	937
Balance at September 30, 2018	$9,608	$3,244	$245	$13,097
September 30, 2017
Balance at January 1, 2017	$7,497	$3,657	$166	$11,320
Charge-offs	(8)	(292)	(56)	(356)
Recoveries on loans previously charged off	1	539	33	573
Provision (reversal) for loan losses	1,017	(918)	15	114
Balance at September 30, 2017	$8,507	$2,986	$158	$11,651

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$5	$156	$—	$161
Collectively evaluated for impairment	9,603	3,088	245	12,936
Total	$9,608	$3,244	$245	$13,097
Loans receivable:
Individually evaluated for impairment	$1,524	$401	$—	$1,925
Collectively evaluated for impairment	1,072,777	206,585	27,472	1,306,834
Total	$1,074,301	$206,986	$27,472	$1,308,759
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$—	$208	$—	$208
Collectively evaluated for impairment	8,507	3,340	169	12,016
Total	$8,507	$3,548	$169	$12,224
Loans receivable:
Individually evaluated for impairment	$3,191	$610	$—	$3,801
Collectively evaluated for impairment	982,200	169,797	33,870	1,185,867
Total	$985,391	$170,407	$33,870	$1,189,668

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
The following table presents the risk categories for the recoded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Real estate loans:
Commercial property	$692,400	$9,942	$908	$—	$703,250
Residential property	215,340	—	—	—	215,340
SBA property	121,970	—	4,846	—	126,816
Construction	26,275	2,620	—	—	28,895
Commercial and industrial loans:
Commercial term	96,068	—	34	—	96,102
Commercial lines of credit	72,219	—	—	—	72,219
SBA commercial term	27,963	16	333	—	28,312
Trade finance	10,353	—	—	—	10,353
Consumer loans	27,358	—	114	—	27,472
Total	$1,289,946	$12,578	$6,235	$—	$1,308,759
December 31, 2017
Real estate loans:
Commercial property	$657,511	$4,819	$510	$—	$662,840
Residential property	168,168	—	730	—	168,898
SBA property	124,837	2,435	3,166	—	130,438
Construction	23,215	—	—	—	23,215
Commercial and industrial loans:
Commercial term	77,261	—	177	—	77,438
Commercial lines of credit	60,840	—	10	—	60,850
SBA commercial term	29,831	4	364	—	30,199
Trade finance	1,920	—	—	—	1,920
Consumer loans	33,845	—	25	—	33,870
Total	$1,177,428	$7,258	$4,982	$—	$1,189,668

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
September 30, 2018
Real estate loans:
Commercial property	$—	$—	$—	$234	$234
Residential property	95	303	—	—	398
SBA property	—	—	—	970	970
Commercial and industrial loans:
SBA commercial term	82	44	—	254	380
Consumer loans	160	79	—	114	353
Total	$337	$426	$—	$1,572	$2,335
December 31, 2017
Real estate loans:
Commercial property	$—	$—	$—	$318	$318
Residential property	949	96	—	730	1,775
SBA property	—	—	—	1,810	1,810
Commercial and industrial loans:
Commercial term	—	—	—	4	4
Commercial lines of credit	—	—	—	10	10
SBA commercial term	2	—	—	338	340
Consumer loans	262	32	—	24	318
Total	$1,213	$128	$—	$3,234	$4,575

Nonaccrual loans included loans guaranteed by the U.S. government agency of none and $831 thousand, respectively, at September 30, 2018 and December 31, 2017.

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

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2018
Real estate loans:
Commercial property	$234	$234	$—	$—	$—
SBA property	808	891	482	481	5
Commercial and industrial loans:
Commercial term	80	86	—	—	—
SBA commercial term	92	127	229	243	156
Total	$1,214	$1,338	$711	$724	$161
December 31, 2017
Real estate loans:
Commercial property	$318	$494	$—	$—	$—
Residential property	730	730	—	—	—
SBA property	2,143	3,639	—	—	—
Commercial and industrial loans:
Commercial term	199	216	—	—	—
Commercial lines of credit	10	20	—	—	—
SBA commercial term	122	288	279	354	208
Total	$3,522	$5,387	$279	$354	$208

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$237	$—	$353	$—
SBA property	1,297	5	1,950	20
Commercial and industrial loans:
Commercial term	85	1	612	4
Commercial lines of credit	—	—	822	—
SBA commercial term	331	1	659	1
Total	$1,950	$7	$4,396	$25

The following table presents information on the recorded investment in impaired loans by portfolio segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$266	$—	$336	$5
Residential property	274	—	—	—
SBA property	1,329	16	1,973	48
Commercial and industrial loans:
Commercial term	124	6	702	13
Commercial lines of credit	7	—	1,083	—
SBA commercial term	420	7	715	4
Total	$2,420	$29	$4,809	$70

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$34	$54	$163	$186
Less: interest income recognized on impaired loans on a cash basis	(8)	(25)	(63)	(95)
Interest income foregone on impaired loans	$26	$29	$100	$91

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	September 30, 2018			December 31, 2017
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$—	$234	$234	$—	$318	$318
SBA property	319	—	319	334	1,039	1,373
Commercial and industrial loans:
Commercial term	80	—	80	195	4	199
Commercial lines of credit	—	—	—	—	10	10
SBA commercial term	68	224	292	63	304	367
Total	$467	$458	$925	$592	$1,675	$2,267

During the three months ended September 30, 2018 and 2017, there were no new loans that were modified as TDRs. The following table presents new loans that were modified as TDRs by portfolio segment during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Real estate loans:
Commercial property	—	$—	$—	1	$312	$312
Commercial and industrial loans:
Commercial term	—	—	—	1	7	7
Total	—	$—	$—	2	$319	$319

The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of September 30, 2018 and December 31, 2017.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $155 thousand and $208 thousand of allowance for loan losses as of September 30, 2018 and December 31, 2017, respectively.

During the three months ended September 30, 2018 and 2017, there were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification. The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	2	$233	1	$2
Total	2	$233	1	$2

Purchases, Sales, and Transfers
The Company did not transfer any loans held-for-investment to loans held-for-sale during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company transferred $1.1 million of commercial property loans and $6.0 million of residential property loans. The Company did not transfer any loans held-for-investment to loans held-for-sale during the three and nine months ended September 30, 2017. The Company had no sales or purchases of loans held-for-investment during the three and nine months ended September 30, 2018 and 2017.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017
Real estate loans:
Commercial property	$1,660	$—
Residential property	—	270
SBA property	9,834	3,491
Commercial and industrial loans:
SBA commercial term	1,463	1,536
Total	$12,957	$5,297

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

Note 5 - Servicing Assets
At September 30, 2018 and December 31, 2017, total servicing assets were $8.1 million and $9.0 million, respectively. Underlying loans being serviced at September 30, 2018 and December 31, 2017 totaled $534.0 million and $543.3 million, respectively. The Company sold loans of $23.1 million and $29.5 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.3 million and $2.1 million, respectively, during the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, the Company sold loans of $71.5 million and $98.1 million, respectively, with the servicing rights retained and recognized a net gain on sale of $4.4 million and $6.8 million, respectively. Loan servicing income was $578 thousand and $674 thousand, respectively, for the three months ended September 30, 2018 and 2017 and $1.8 million for both the nine months ended September 30, 2018 and 2017.
All classes of servicing assets are measured using the amortization method and evaluated for impairment quarterly by comparing the fair value of the servicing right to the carrying amount. Fair value is estimated by stratifying the loans sold between mortgage and non-mortgage loans and discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. For the purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced, and a valuation allowance is recorded when the fair value is below the carrying amount. During the three months ended September 30, 2018, the Company recorded a valuation allowance of $4 thousand on residential property loan servicing assets and reversed a valuation allowance of $63 thousand that was previously recorded on SBA property loan servicing assets. No valuation allowance was recorded during the three and nine months ended September 30, 2017.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	September 30, 2018			December 31, 2017
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$260	$6,741	$1,113	$308	$7,369	$1,296
Fair value	$260	$7,079	$1,225	$346	$7,991	$1,400
Discount rates	11.25%	13.25%	12.75%	10.50%	13.25%	12.75%
Prepayment speeds	32.00%	14.00%	13.10%	25.60%	10.50%	10.60%
Weighted average remaining life	25.2 years	21.8 years	7.7 years	25.7 years	22.1 years	8.2 years

The following table presents activity in servicing assets for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$285	$6,940	$1,165	$349	$7,164	$1,288
Additions	—	297	55	—	494	165
Amortization	(21)	(559)	(107)	(28)	(376)	(117)
Reversal of impairment (Impairment)	(4)	63	—	—	—	—
Balance at end of period	$260	$6,741	$1,113	$321	$7,282	$1,336

The following table presents activity in servicing assets for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$308	$7,369	$1,296	$408	6,693	1,201
Additions	22	865	189	—	1,766	488
Amortization	(66)	(1,493)	(372)	(87)	(1,177)	(353)
Impairment	(4)	—	—	—	—	—
Balance at end of period	$260	$6,741	$1,113	$321	7,282	1,336

Note 6 - Borrowings from Federal Home Loan Bank and Other Borrowings
Borrowings from FHLB
The Company had $30.0 million and $40.0 million in borrowings from FHLB at September 30, 2018 and December 31, 2017, respectively. Borrowings from FHLB consisted of fixed interest rates with original maturity terms ranging from 2 to 5 years and weighted-average interest rate of 1.81% at September 30, 2018. At December 31, 2017, borrowings from FHLB consisted of fixed interest rates with original maturity terms ranging from 1 to 5 years and weighted-average interest rate of 1.71%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At September 30, 2018 and December 31, 2017, loans pledged to secure borrowings from the FHLB were $776.5 million and $711.8 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $7.3 million and $6.4 million, respectively, at September 30, 2018 and December 31, 2017. The Company had additional borrowing capacity of $374.8 million and $311.0 million, respectively, from the FHLB as of September 30, 2018 and December 31, 2017.
Other Borrowing Arrangements
At September 30, 2018, the Company had $49.9 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $56.4 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $60.0 million overnight federal funds lines on an unsecured basis with correspondent banks at September 30, 2018.
Note 7 - Shareholders’ Equity
Common Stock
On August 14, 2018, the Company issued and sold 2,385,000 shares of its common stock at an offering price of $20.00 in an underwritten public offering, for gross proceeds of approximately $47.7 million. The underwriters were granted a 30-day option to purchase up to an additional 357,750 shares of common stock at the initial public offering price less the underwriting discount. Concurrently with the initial public offering, the Company's common stock began trading on the Nasdaq Global Select Market under the symbol "PCB."
On September 5, 2018, the Company issued an additional 123,234 shares of its common stock upon the exercise by the underwriters of a portion of their 30-day option, for additional gross proceeds of approximately $2.5 million.
Aggregate net proceeds from the offering were $45.5 million after deducting underwriting discounts and commissions and estimated offering expenses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Unrealized loss on securities available-for-sale:
Beginning balance	$(2,612)	$(466)	$(1,223)	$(531)
Other comprehensive income (loss)
Unrealized gain (loss) arising during the period	(604)	9	(2,564)	120
Tax effect of current period changes	176	(3)	747	(49)
Total other comprehensive income (loss)	(428)	6	(1,817)	71
Balance at end of period	$(3,040)	$(460)	$(3,040)	$(460)

Note 8 - Share-Based Compensation
On July 25, 2013, the Company adopted 2013 Equity Based Stock Compensation Plan ("2013 EBSC Plan") approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provided for options to purchase 1,114,942 shares of common stock at a price not less than 100% of the fair market value of the stock. As of September 30, 2018, there were 606,896 shares available for future grants.
Share-Based Compensation Expense
The Company recognized share-based compensation expense of $147 thousand and $175 thousand, respectively, and realized income tax benefits of $13 thousand and $22 thousand, respectively, related to share-based compensation in the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, the Company recognized share-based compensation expense of $486 thousand and $522 thousand, respectively, and realized income tax benefits of $38 thousand and $64 thousand, respectively, related to share-based compensation. As of September 30, 2018, the Company had unrecognized share-based compensation expense of $1.6 million related to outstanding stock options that will be recognized over a weighted average period of 2.56 years.
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price on the grant date, and generally have a three-to five-year vesting period and contractual terms of ten years.
The following table represents stock option activity as of and for three months ended September 30, 2018:

	Three Months Ended September 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	928,327	$9.55	6.93 years	$7,239
Exercised	(29,466)	$6.23	5.16 years
Forfeited	(6,050)	$10.33	7.08 years
Balance at end of period	892,811	$9.66	6.73 years	$8,646
Exercisable at end of period	289,575	$6.52	5.15 years	$3,711

The following table represents stock option activity as of and for nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	859,635	$8.84	7.10 years	$6,155
Granted	90,000	$14.95	9.38 years
Exercised	(46,781)	$5.54	4.87 years
Forfeited	(10,043)	$9.96	6.58 years
Balance at end of period	892,811	$9.66	6.73 years	$8,646
Exercisable at end of period	289,575	$6.52	5.15 years	$3,711

The following table represents information regarding unvested stock options as of and for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	613,286	$11.17	578,154	$9.96
Granted	—		90,000	$14.95
Vested	(4,000)	$14.00	(57,271)	$5.29
Forfeited	(6,050)	$9.96	(7,647)	$9.96
Balance at end of period	603,236	$11.16	603,236	$11.16

Note 9 - Income Taxes
Income tax expense was $2.8 million and $3.5 million, respectively, and the effective tax rate was 30.1% and 42.1%, respectively, for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, income tax expense was $7.5 million and $10.3 million, respectively, and the effective tax rate was 29.9% and 42.3%, respectively. The decrease in effective tax rate was mainly due to a decrease in the federal statutory tax rate from 35% to 21% as a result of H.R. 1, originally known (and referred to below) as the Tax Cuts and Jobs Act, which became effective on January 1, 2018.
At September 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits, or accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and brought with it significant changes to the U.S Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. At September 30, 2018, the Company did not have any material adjustments to the items previously recorded at year-end 2017 related to the tax reform legislation. At December 31, 2017, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. As a result of the adoption, the Company recorded a decrease in accumulated other comprehensive income of $242 thousand and an increase in retained earnings for the same amount to eliminate the stranded tax effects at that date from the reduction in the federal statutory tax rate that was enacted in December 22, 2017 and became effective January 1, 2018.

Note 10 - Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2018	2017	2018	2017
Basic earnings per share:
Net income	$6,543	$4,806	$17,569	$14,064
Weighted-average common shares outstanding	14,730,120	13,412,407	13,865,190	13,405,413
Basic earnings per share	$0.44	$0.36	$1.27	$1.05
Diluted earnings per share:
Net income	$6,543	$4,806	$17,569	$14,064
Weighted-average commons shares outstanding	14,730,120	13,412,407	13,865,190	13,405,413
Diluted effect of stock options	194,426	132,448	186,371	125,037
Diluted weighted-average common shares outstanding	14,924,546	13,544,855	14,051,561	13,530,450
Diluted earnings per share	$0.44	$0.35	$1.25	$1.04

There were no stock options excluded in computing diluted earnings per share because they were anti-dilutive for three and nine months ended September 30, 2018 and 2017.
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
As of September 30, 2018 and December 31, 2017, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

($ in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$118,764	$109,835
Standby letters of credit	4,613	3,309
Commercial letters of credit	777	233
Total	$124,154	$113,377

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $123 thousand and $121 thousand, respectively, at September 30, 2018 and December 31, 2017.
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
As of September 30, 2018 and December 31, 2017, the Company had operating lease commitments of $11.4 million and $12.7 million, respectively.
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
Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. Management believes as of September 30, 2018 and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject. The Company and the Bank's capital conservation buffer was 9.12% and 8.93%, respectively, as of September 30, 2018, and 5.20% and 5.12%, respectively, as of December 31, 2017.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	$204,865	16.1%	$57,334	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	218,085	17.1%	101,927	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	204,865	16.1%	76,445	6.0%	N/A	N/A
Tier 1 capital (to average assets)	204,865	12.6%	65,062	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$202,464	15.9%	$57,332	4.5%	$82,813	6.5%
Total capital (to risk-weighted assets)	215,684	16.9%	101,923	8.0%	127,404	10.0%
Tier 1 capital (to risk-weighted assets)	202,464	15.9%	76,442	6.0%	101,923	8.0%
Tier 1 capital (to average assets)	202,464	12.4%	65,060	4.0%	81,324	5.0%
December 31, 2017
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	$142,370	12.2%	$52,730	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	154,715	13.2%	93,766	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	142,370	12.2%	70,306	6.0%	N/A	N/A
Tier 1 capital (to average assets)	142,370	10.0%	56,891	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$141,361	12.1%	$52,747	4.5%	$76,189	6.5%
Total capital (to risk-weighted assets)	153,705	13.1%	93,723	8.0%	117,153	10.0%
Tier 1 capital (to risk-weighted assets)	141,361	12.1%	70,329	6.0%	93,772	8.0%
Tier 1 capital (to average assets)	141,361	9.9%	56,886	4.0%	71,107	5.0%

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
The Federal Reserve, the Federal Deposit Insurance Corporation and the California Department of Business Oversight periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Following a recent examination, the Bank entered into an informal agreement in January 2018 with the FDIC and DBO that requires the Bank to take certain steps and improve processes and training relating to Bank Secrecy Act and Anti-Money Laundering laws and regulations, and to improve its monitoring of high rate deposits. While we do not expect this informal agreement to change our business strategy, our failure to comply with the informal agreement could have a negative impact on our business, including our ability to establish new branches or LPOs.

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
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Noninterest Income
In scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$28	$24	$80	$75
Account analysis fees	243	231	719	674
Non-sufficient funds charges	82	57	235	204
Other deposit related fees	24	21	68	67
Total service charges and fees on deposits	377	333	1,102	1,020
Debit card fees	62	56	157	153
Gain (loss) on sale of other real estate owned	—	(4)	3	(10)
Wire transfer fees	122	113	348	321
Other service charges	52	57	165	148
Total noninterest income in-scope of Topic 606	$613	$555	$1,775	$1,632

Note 14 - Subsequent Events
The Company has evaluated the effects of events that have occurred subsequent to September 30, 2018 through the issuance date of these consolidated financial statements (unaudited). There have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2018. This analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016 that were included in our registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly and nine month periods ended September 30, 2018 and 2017.
Critical Accounting Policies
The Company's financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and our results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. For a detailed discussion, refer to Note 1 to the Consolidated Financial Statements for the years ended December 31, 2017 and 2016 that were included in its registration statement on Form S-1 filed with the SEC on July 17, 2018 (333-226208) and declared effective by the SEC on August 9, 2018.
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

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Selected balance sheet data:
Cash and cash equivalents	$164,056	$87,866	$164,056	$87,866
Securities available-for-sale	135,089	123,170	135,089	123,170
Securities held-to-maturity	21,991	19,720	21,991	19,720
Loans held-for-sale	12,957	2,501	12,957	2,501
Loans held-for-investment, net of deferred loan costs (fees)	1,309,124	1,146,744	1,309,124	1,146,744
Allowance for loan losses	(13,097)	(11,651)	(13,097)	(11,651)
Total assets	1,663,787	1,403,816	1,663,787	1,403,816
Total deposits	1,419,526	1,213,274	1,419,526	1,213,274
Shareholders' equity	202,938	140,541	202,938	140,541
Selected income statement data:
Interest income	$21,496	$17,090	$60,468	$47,396
Interest expense	4,780	2,707	12,576	7,159
Net interest income	16,716	14,383	47,892	40,237
Provision for loan losses	417	586	937	114
Noninterest income	2,580	3,461	8,215	10,532
Noninterest expense	9,520	8,958	30,091	26,275
Income before income taxes	9,359	8,300	25,079	24,380
Income tax expense	2,816	3,494	7,510	10,316
Net income	6,543	4,806	17,569	14,064
Per share data:
Earnings per common share, basic	$0.44	$0.36	$1.27	$1.05
Earnings per common share, diluted	0.44	0.35	1.25	1.04
Book value per common share (1)	12.71	10.48	12.71	10.48
Cash dividends declared per common share	0.03	0.03	0.09	0.09
Outstanding share data:
Number of common shares outstanding	15,972,914	13,413,059	15,972,914	13,413,059
Weighted-average common shares outstanding, basic	14,730,120	13,412,407	13,865,190	13,405,413
Weighted-average common shares outstanding, diluted	14,924,546	13,544,855	14,051,561	13,530,450
Selected performance ratios:
Return on average assets (2)	1.60%	1.38%	1.50%	1.43%
Return on average shareholders' equity (2)	14.50%	13.69%	14.85%	13.98%
Dividend payout ratio (3)	6.82%	8.33%	7.09%	8.57%
Efficiency ratio (4)	49.34%	50.20%	53.63%	51.75%
Yield on average interest-earning assets (2)	5.36%	5.04%	5.29%	4.95%
Cost of funds (2)	1.32%	0.87%	1.21%	0.82%
Net interest spread (2)	3.64%	3.86%	3.73%	3.85%
Net interest margin (2), (5)	4.17%	4.24%	4.19%	4.20%
Total loans to total deposits ratio (6)	93.14%	94.72%	93.14%	94.72%

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Asset quality:
Loans 30 to 89 days past due and still accruing	$763	$1,628	$763	$1,628
Nonperforming loans (7)	1,572	1,511	1,572	1,511
Nonperforming assets (8)	1,572	1,652	1,572	1,652
Net charge-offs (recoveries)	(59)	(36)	64	(217)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.06%	0.14%	0.06%	0.14%
Nonperforming loans to loans held-for-investment	0.12%	0.13%	0.12%	0.13%
Nonperforming loans to allowance for loan losses	12.00%	12.97%	12.00%	12.97%
Nonperforming assets to total assets	0.09%	0.12%	0.09%	0.12%
Allowance for loan losses to loans held-for-investment	1.00%	1.02%	1.00%	1.02%
Allowance for loan losses to nonperforming loans	833.14%	771.08%	833.14%	771.08%
Net charge-offs (recoveries) to average loans held-for-investment (2)	(0.02)%	(0.01)%	0.01%	(0.03)%
Capital ratios:
Shareholders' equity to total assets	12.20%	10.01%	12.20%	10.01%
Average equity to average assets	11.03%	10.10%	10.13%	10.25%
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	16.1%	12.4%	16.1%	12.4%
Total capital (to risk-weighted assets)	17.1%	13.4%	17.1%	13.4%
Tier 1 capital (to risk-weighted assets)	16.1%	12.4%	16.1%	12.4%
Tier 1 capital (to average assets)	12.6%	10.2%	12.6%	10.2%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	15.9%	12.3%	15.9%	12.3%
Total capital (to risk-weighted assets)	16.9%	13.3%	16.9%	13.3%
Tier 1 capital (to risk-weighted assets)	15.9%	12.3%	15.9%	12.3%
Tier 1 capital (to average assets)	12.4%	10.1%	12.4%	10.1%

(1)	Shareholders' equity divided by common shares outstanding.

(2)	Annualized.

(3)	Dividends declared per common share divided by basic earnings per common share.

(4)	Noninterest expenses divided by the sum of net interest income and noninterest income.

(5)	Net interest income divided by average total interest-earning assets.

(6)	Total loans include both loans held-for-sale and loans held-for-investment, net of unearned loan costs (fees).

(7)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing.

(8)	Nonperforming assets include nonperforming loans and other real estate owned.

Executive Summary
Net income was $6.5 million for the three months ended September 30, 2018, an increase of $1.7 million, or 36.1%, from $4.8 million for the three months ended September 30, 2017. Diluted earnings per common share was $0.44 and $0.35, respectively, for the three months ended September 30, 2018 and 2017. The increase was primarily due to an increase in net interest income and decreases in provision for loan losses and income tax expense, partially offset by an increase in noninterest expense and a decrease in noninterest income. For the nine months ended September 30, 2018, net income was $17.6 million, an increase of $3.5 million, or 24.9%, from $14.1 million for the nine months ended September 30, 2017. Diluted earnings per common share was $1.25 and $1.04 for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to an increase in net interest income and a decrease in income tax expense, partially offset by increases in noninterest expense and provision for loan losses and a decrease in noninterest income.
Total assets were $1.66 billion at September 30, 2018, an increase of $221.8 million, or 15.4%, from $1.44 billion at December 31, 2017. The increase was primarily due to increases in cash and cash equivalents, securities available-for-sale, loans held-for-sale and loans held-for-investment. The asset growth was supported by the increase in deposits and capital raise discussed below.
During the third quarter of 2018, the Company successfully completed its initial public offering ("IPO") for net proceeds of $45.5 million and its common stock began trading on the Nasdaq Global Select Market under the symbol "PCB."
Financial Highlights

•	Net income totaled $6.5 million or $0.44 per diluted common share for the three months ended September 30, 2018;

•	Total assets were $1.66 billion at September 30, 2018, an increase of $221.8 million, or 15.4%, from $1.44 billion at December 31, 2017;

•	Loans held-for-investment, net of deferred costs (fees), were $1.31 billion at September 30, 2018, an increase of $119.1 million, or 10.0%, from $1.19 billion at December 31, 2017; and

•	Total deposits were $1.42 billion at September 30, 2018, an increase of $168.2 million, or 13.4%, from $1.25 billion at December 31, 2017.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost (6)	Average Balance	Interest	Yield/Cost (6)
Interest-earning assets:
Total loans (1)	$1,280,352	$19,699	6.10%	$1,123,725	$16,000	5.65%
U.S. government agencies	24,102	154	2.53%	26,214	152	2.30%
Mortgage backed securities	69,592	414	2.36%	60,922	312	2.03%
Collateralized mortgage obligation	54,094	324	2.38%	44,771	236	2.09%
Municipal securities tax exempt (2)	6,232	39	2.48%	8,057	46	2.27%
Interest-bearing deposits in other financial institutions	149,398	742	1.97%	74,633	236	1.25%
FHLB and other bank stock	7,433	124	6.62%	6,589	108	6.50%
Total interest-earning assets	1,591,203	21,496	5.36%	1,344,911	17,090	5.04%
Noninterest-earning assets:
Cash and cash equivalents	18,596			17,414
Allowances for loan losses	(12,774)			(11,327)
Other assets	26,828			28,019
Total noninterest earning assets	32,650			34,106
Total assets	$1,623,853			$1,379,017
Interest-bearing liabilities:
Deposits:
MMDA and Super NOW	$269,514	834	1.23%	$322,714	842	1.04%
Savings	8,717	6	0.27%	9,094	6	0.26%
Time deposits	795,202	3,803	1.90%	538,359	1,686	1.24%
Borrowings	30,000	137	1.81%	40,000	173	1.72%
Total interest-bearing liabilities	1,103,433	4,780	1.72%	910,167	2,707	1.18%
Noninterest-bearing liabilities:
Demand deposits	330,021			320,153
Other liabilities	11,325			9,407
Total noninterest-bearing liabilities	341,346			329,560
Total liabilities	1,444,779			1,239,727
Shareholders’ equity	179,074			139,290
Total liabilities and shareholders’ equity	$1,623,853			$1,379,017
Net interest income		$16,716			$14,383
Net interest spread (3)			3.64%			3.86%
Net interest margin (4)			4.17%			4.24%
Cost of funds (5)			1.32%			0.87%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $109 thousand and $191 thousand are included in the interest income for the three months ended September 30, 2018 and 2017, respectively.

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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,245,551	$55,749	5.98%	$1,086,050	$44,684	5.50%
U.S. government agencies	23,887	432	2.42%	24,569	427	2.32%
Mortgage backed securities	67,602	1,183	2.34%	53,996	778	1.93%
Collateralized mortgage obligation	52,519	913	2.32%	32,879	495	2.01%
Municipal securities tax exempt (2)	6,454	120	2.49%	8,540	142	2.22%
Interest-bearing deposits in other financial institutions	125,396	1,718	1.83%	67,398	536	1.06%
FHLB and other bank stock	7,087	353	6.66%	6,216	334	7.18%
Total interest-earning assets	1,528,496	60,468	5.29%	1,279,648	47,396	4.95%
Noninterest-earning assets:
Cash and cash equivalents	$19,145			$16,816
Allowances for loan losses	(12,530)			(11,357)
Other assets	27,115			27,439
Total noninterest earning assets	33,730			32,898
Total assets	$1,562,226			$1,312,546
Interest-bearing liabilities:
Deposits:
MMDA and Super NOW	282,221	2,367	1.12%	322,879	2,431	1.01%
Savings	8,696	18	0.28%	8,874	18	0.27%
Time deposits	747,102	9,716	1.74%	523,534	4,534	1.16%
Borrowings	36,557	475	1.74%	13,773	176	1.71%
Total interest-bearing liabilities	1,074,576	12,576	1.56%	869,060	7,159	1.10%
Noninterest-bearing liabilities:
Demand deposits	319,697			300,360
Other liabilities	9,759			8,654
Total noninterest-bearing liabilities	329,456			309,014
Total liabilities	1,404,032			1,178,074
Shareholders’ equity	158,194			134,472
Total liabilities and shareholders’ equity	$1,562,226			$1,312,546
Net interest income		$47,892			$40,237
Net interest spread (3)			3.73%			3.85%
Net interest margin (4)			4.19%			4.20%
Cost of funds (5)			1.21%			0.82%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $371 thousand and $453 thousand are included in the interest income for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$2,230	$1,469	$3,699	$6,562	$4,503	$11,065
Investment securities	75	110	185	468	338	806
Other interest-earning assets	320	202	522	696	505	1,201
Total interest income	2,625	1,781	4,406	7,726	5,346	13,072
Interest paid on:
Savings, NOW, and money market deposits	(137)	129	(8)	(301)	237	(64)
Time deposits	804	1,313	2,117	1,936	3,246	5,182
Other borrowings	(43)	7	(36)	291	8	299
Total interest expense	624	1,449	2,073	1,926	3,491	5,417
Change in net interest income	$2,001	$332	$2,333	$5,800	$1,855	$7,655

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net interest income was $16.7 million for the three months ended September 30, 2018, an increase of $2.3 million, or 16.2%, from $14.4 million for the three months ended September 30, 2017. The increase was primarily due to an 18.3% increase in average balance of interest-earning assets and a 32 basis point increase in average yield on interest-earning assets, partially offset by a 21.2% increase in average balance of interest-bearing liabilities and a 54 basis point increase in average cost of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth and the recent capital raise. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the current rising interest rate environment.
For the three months ended September 30, 2018 and 2017, net interest margin was 4.17% and 4.24%, respectively. The decrease was primarily due to the impact of higher market rates on deposits and competition in our deposit target markets, as well as increases in average balances of lower yielding interest-bearing deposits in other financial institutions and investment securities.
Interest Income. Total interest income was $21.5 million for the three months ended September 30, 2018, an increase of $4.4 million, or 25.8%, from $17.1 million for the three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, average yield on total interest-earning assets was 5.36% and 5.04%, respectively.
Interest and fees on loans was $19.7 million for the three months ended September 30, 2018, an increase of $3.7 million, or 23.1%, from $16.0 million for the three months ended September 30, 2017. The increase was primarily due to a 13.9% increase in average balance and a 45 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth across the entire loan portfolio. The increase in average yield was primarily due to the increase in market rates. For the three months ended September 30, 2018 and 2017, average yield on total loans was 6.10% and 5.65%, respectively.
Interest on investment securities was $931 thousand for the three months ended September 30, 2018, an increase of $185 thousand, or 24.8%, from $746 thousand for the three months ended September 30, 2017. The increase was primarily due to a 10.0% increase in average balance and a 29 basis point increase in average yield. We purchased $4.0 million of securities held-to-maturity and $39.5 million of securities available-for-sale since September 30, 2017. These purchases increased our average yield as these securities were purchased in a higher market rate environment. For the three months ended September 30, 2018 and 2017, average yield on total securities was 2.40% and 2.11%, respectively.

Interest income on other interest-earning assets was $866 thousand for the three months ended September 30, 2018, an increase of $522 thousand, or 151.7%, from $344 thousand for the three months ended September 30, 2017. The increase was primarily due to a 93.1% increase in average balance and a 56 basis point increase in average yield. The increase in average balance was primarily due to net proceeds from the Company's initial public offering. The increase in average yield was primarily due to an increase in the federal funds rate. For the three months ended September 30, 2018 and 2017, yield on total other interest-earning assets was 2.19% and 1.68%, respectively.
Interest Expense. Interest expense on interest-bearing liabilities was $4.8 million for the three months ended September 30, 2018, an increase of $2.1 million, or 76.6%, from $2.7 million for the three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, average cost on total interest-bearing liabilities was 1.72% and 1.18%, respectively.
Interest expense on deposits was $4.6 million for the three months ended September 30, 2018, an increase of $2.1 million, or 83.2%, from $2.5 million for the three months ended September 30, 2017. The increase was primarily due to a 23.4% increase in average balance and a 56 basis point increase in average cost. The increase in average balance was primarily due to an increase in time deposits, partially offset by a decrease in MMDA and Super NOW accounts. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in our deposit target markets. For the three months ended September 30, 2018 and 2017, average cost on interest-bearing deposits was 1.72% and 1.16%, respectively.
Interest expense on other borrowings was $137 thousand for the three months ended September 30, 2018, a decrease of $36 thousand from $173 thousand for the three months ended September 30, 2017. The Bank has utilized borrowings from FHLB since June 2017 for liquidity management. During the three months ended September 30, 2018, the Bank did not renew the maturing borrowings of $10.0 million as the Bank maintained a sufficient level of on-balance sheet liquidity. For the three months ended September 30, 2018 and 2017, average cost on other borrowings was 1.81% and 1.72%, respectively.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net interest income was $47.9 million for the nine months ended September 30, 2018, an increase of $7.7 million, or 19.0%, from $40.2 million for the nine months ended September 30, 2017. The increase was primarily due to a 19.4% increase in average balance of interest-earning assets and a 34 basis point increase in average yield on interest-earning assets, partially offset by a 23.6% increase in average balance of interest-bearing liabilities and a 46 basis point increase in average cost on interest-bearing liabilities. The increase in average balance was primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth and capital raise. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the current rising interest rate environment. For the nine months ended September 30, 2018 and 2017, net interest margin was 4.19% and 4.20%, respectively.
Interest Income. Total interest income was $60.5 million for the nine months ended September 30, 2018, an increase of $13.1 million, or 27.6%, from $47.4 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, average yield on total interest-earning assets was 5.29% and 4.95%, respectively.
Interest and fees on loans was $55.7 million for the nine months ended September 30, 2018, an increase of $11.1 million, or 23.1%, from $44.7 million for the nine months ended September 30, 2017. The increase was primarily due to a 14.7% increase in average balance and a 48 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth across the entire loan portfolio. The increase in average yield was primarily due to the increase in market rates. For the nine months ended September 30, 2018 and 2017, yield on total loans was 5.98% and 5.50%, respectively.
Interest on investment securities was $2.6 million for the nine months ended September 30, 2018, an increase of $806 thousand, or 43.8%, from $1.8 million for the nine months ended September 30, 2017. The increase was primarily due to a 25.4% increase in average balance and a 30 basis point increase in average yield. We purchased $4.0 million of securities held-to-maturity and $39.5 million of securities available-for-sale since September 30, 2017. For the nine months ended September 30, 2018 and 2017, yield on total securities was 2.35% and 2.05%, respectively.
Interest income on other interest-earning assets was $2.1 million for the nine months ended September 30, 2018, an increase of $1.2 million, or 138.0%, from $870 thousand for the nine months ended September 30, 2017. The increase was primarily due to a 80.0% increase in average balance and a 51 basis point increase in average yield. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank. The increase in average yield was primarily due to an increase in the federal funds rate. For the nine months ended September 30, 2018 and 2017, yield on total other interest-earning assets was 2.09% and 1.58%, respectively.

Interest Expense. Interest expense on interest-bearing liabilities was $12.6 million for the nine months ended September 30, 2018, an increase of $5.4 million, or 75.7%, from $7.2 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, average cost on total interest-bearing liabilities was 1.56% and 1.10%, respectively.
Interest expense on deposits was $12.1 million for the nine months ended September 30, 2018, an increase of $5.1 million, or 73.3%, from $7.0 million for the nine months ended September 30, 2017. The increase was primarily due to a 21.4% increase in average balance and a 47 basis point increase in average cost. The increase in average balance was primarily due to an increases in time deposits, partially offset by a decrease in MMDA and Super NOW accounts. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in our deposit target markets. For the nine months ended September 30, 2018 and 2017, average cost on interest-bearing deposits was 1.56% and 1.09%, respectively.
Interest expense on other borrowings was $475 thousand for the nine months ended September 30, 2018, an increase of $299 thousand from $176 thousand for the nine months ended September 30, 2017. The Bank has utilized borrowings from FHLB since June 2017 for liquidity management. During the three months ended September 30, 2018, the Bank did not renew the maturing borrowings of $10.0 million as the Bank maintained a sufficient level of on-balance sheet liquidity. For the nine months ended September 30, 2018 and 2017, average cost on other borrowings was 1.74% and 1.71%, respectively.
Provision for Loan Losses
Provision for loan losses was $417 thousand for the three months ended September 30, 2018 compared with $586 thousand for the three months ended September 30, 2017. For the nine months ended September 30, 2018, provision for loan losses was $937 thousand compared with $114 thousand for the nine months ended September 30, 2017. The increases were primarily due to an increase in loans held-for-investment balance.
See further discussion in "Allowance for Loan Losses."
Noninterest Income
Noninterest income was $2.6 million for the three months ended September 30, 2018, a decrease of $881 thousand, or 25.5%, from $3.5 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, noninterest income was $8.2 million, a decrease of $2.3 million, or 22.0%, from $10.5 million for the nine months ended September 30, 2017. The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Service charges and fees on deposits	$377	$333	$1,102	$1,020
Servicing income	578	674	1,789	1,841
Gain on sale of loans	1,328	2,159	4,477	6,873
Other income	297	295	847	798
Total noninterest income	$2,580	$3,461	$8,215	$10,532

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Service charges and fees were $377 thousand for the three months ended September 30, 2018, an increase of $44 thousand, or 13.2%, from $333 thousand for the three months ended September 30, 2017. The increase was primarily due to an increase in the level of transactional based deposit accounts.
Loan servicing income was $578 thousand for the three months ended September 30, 2018, a decrease of $96 thousand, or 14.2%, from $674 thousand for the three months ended September 30, 2017. The decrease was primarily due to an increased amortization of servicing assets from increased pay-offs of loans being serviced during the three months ended September 30, 2018, partially offset by an increase in servicing income. Servicing income increased due to an increase in average balance of servicing portfolio. Underlying loans being serviced at September 30, 2018 and 2017 totaled $534.0 million and $541.3 million, respectively.

Gain on sale of loans was $1.3 million for the three months ended September 30, 2018, a decrease of $831 thousand, or 38.5%, from $2.2 million for the three months ended September 30, 2017. The decrease was primarily due to decreases in sales volume and premiums on SBA loans. The Company sold SBA loans of $23.1 million with a gain of $1.3 million and residential property loans of $2.2 million with a gain of $22 thousand during the three months ended September 30, 2018. During the three months ended September 30, 2017, the Company sold SBA loans of $29.5 million with a gain of $2.1 million and residential property loans of $4.3 million with a gain of $34 thousand.
Other income was $297 thousand for the three months ended September 30, 2018, an increase of $2 thousand, or 0.7%, from $295 thousand for the three months ended September 30, 2017. Other income includes wire and remittance fees of $122 thousand and $113 thousand, respectively, and debit card interchange fees of $62 thousand and $56 thousand, respectively, for the three months ended September 30, 2018 and 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Service charges and fees were $1.1 million for the nine months ended September 30, 2018, an increase of $82 thousand, or 8.0%, from $1.0 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in the level of transactional based deposit accounts.
Loan servicing income was $1.8 million for the nine months ended September 30, 2018, a decrease of $52 thousand, or 2.8%, from $1.8 million for the nine months ended September 30, 2017. The decrease was primarily due to an increased amortization of servicing assets from increased pay-offs of loans being serviced during the nine months ended September 30, 2018, partially offset by an increase in servicing income. Servicing income increased due to an increase in average balance of servicing portfolio. Underlying loans being serviced at September 30, 2018 and 2017 totaled $534.0 million and $541.3 million, respectively.
Gain on sale of loans was $4.5 million for the nine months ended September 30, 2018, a decrease of $2.4 million, or 34.9%, from $6.9 million for the nine months ended September 30, 2017. The decrease was primarily due to decreases in sales volume and premiums on SBA loans. The Company sold SBA loans of $65.6 million with a gain of $4.2 million, residential property loans of $10.9 million with a gain of $213 thousand and a commercial property loan of $1.1 million with a gain of $45 thousand during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company sold SBA loans of $98.1 million with a gain of $6.8 million and residential property loans of $10.7 million with a gain of $113 thousand.
Other income was $847 thousand for the nine months ended September 30, 2018, an increase of $49 thousand, or 6.1%, from $798 thousand for the nine months ended September 30, 2017. Other income includes wire and remittance fees of $348 thousand and $321 thousand, respectively, and debit card interchange fees of $157 thousand and $153 thousand, respectively, for the nine months ended September 30, 2018 and 2017.

Noninterest Expense
Noninterest expense was $9.5 million for the three months ended September 30, 2018, an increase of $562 thousand, or 6.3%, from $9.0 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, noninterest expense was $30.1 million, an increase of $3.8 million, or 14.5%, from $26.3 million for the nine months ended September 30, 2017. The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$5,840	$5,594	$18,239	$16,689
Occupancy and equipment	1,244	1,073	3,634	3,259
Professional fees	213	445	1,724	1,341
Marketing and business promotion	555	500	1,484	1,220
Data processing	314	276	911	786
Director fees and expenses	220	198	661	541
Loan related expenses	83	98	205	301
Regulatory assessments	192	108	469	309
Other expenses	859	666	2,764	1,829
Total noninterest expense	$9,520	$8,958	$30,091	$26,275

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Salaries and employee benefits were $5.8 million for the three months ended September 30, 2018, an increase of $246 thousand, or 4.4%, from $5.6 million for the three months ended September 30, 2017. The increase was primarily due to an increase in the number of employees to support continued growth, as well as annual salary increases, partially offset by a reversal of compensation related accrual of $486 thousand during the three months ended September 30, 2018. The number of full-time equivalent employees was 246 at September 30, 2018 compared to 229 at September 30, 2017.
Occupancy and equipment expense was $1.2 million for the three months ended September 30, 2018, an increase of $171 thousand, or 15.9%, from $1.1 million for the three months ended September 30, 2017. The increase was primarily due to the opening of New York branch in September 2017.
Professional fees were $213 thousand for the three months ended September 30, 2018, a decrease of $232 thousand, or 52.1%, from $445 thousand for the three months ended September 30, 2017. The decrease in professional fees was primarily due to a true-up of expenses that are directly related to the stock offering during the three months ended September 30, 2018.
Marketing and business promotion expense was $555 thousand for the three months ended September 30, 2018, an increase of $55 thousand, or 11.0%, from $500 thousand for the three months ended September 30, 2017. The increase was primarily due to continuing efforts to grow our exposure to the market, which we believe would help the growth of our loans and deposits.
Data processing expense was $314 thousand for the three months ended September 30, 2018, an increase of $38 thousand, or 13.8%, from $276 thousand for the three months ended September 30, 2017. The increase was primarily due to the impact of increased processing costs as we expand with a greater number of accounts and transactions.
Director fees and expenses were $220 thousand for the three months ended September 30, 2018, an increase of $22 thousand, or 11.1%, from $198 thousand for the three months ended September 30, 2017. The increase was primarily due to the increase in directors’ fee and an addition of a board member since January 2018.
Loan related expense was $83 thousand for the three months ended September 30, 2018, a decrease of $15 thousand, or 15.3%, from $98 thousand for the three months ended September 30, 2017. The decrease was primarily due to a decrease in SBA guarantee fees paid by the Bank.
Regulatory assessment expense was $192 thousand for the three months ended September 30, 2018, an increase of $84 thousand, or 77.8%, from $108 thousand for the three months ended September 30, 2017. The increase was primarily due to our year-over-year balance sheet growth.

Other expense was $859 thousand for the three months ended September 30, 2018, an increase of $193 thousand, or 29.0%, from $666 thousand for the three months ended September 30, 2017. Other expenses primarily included $467 thousand and $320 thousand in office expense, and $139 thousand and $108 thousand in armed guard expense for the three months ended September 30, 2018 and 2017, respectively.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Salaries and employee benefits were $18.2 million for the nine months ended September 30, 2018, an increase of $1.6 million, or 9.3%, from $16.7 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in the number of employees to support continued growth, as well as annual salary increases, partially offset by a reversal of compensation related accrual of $486 thousand during the three months ended September 30, 2018. The number of full-time equivalent employees was 246 at September 30, 2018 compared to 229 at September 30, 2017.
Occupancy and equipment expense was $3.6 million for the nine months ended September 30, 2018, an increase of $375 thousand, or 11.5%, from $3.3 million for the nine months ended September 30, 2017. The increase was primarily due to the opening of a New York branch in September 2017.
Professional fees were $1.7 million for the nine months ended September 30, 2018, an increase of $383 thousand, or 28.6%, from $1.3 million for the nine months ended September 30, 2017. The increase was primarily due to increased consulting and internal audit fees for enhancing the Company's controls and processes during the nine months ended September 30, 2018.
Marketing and business promotion expense was $1.5 million for the nine months ended September 30, 2018, an increase of $264 thousand, or 21.6%, from $1.2 million for the nine months ended September 30, 2017. This increase was primarily due to continuing efforts to grow our exposure to the market, which we believe would help the growth of our loans and deposits.
Data processing expense was $911 thousand for the nine months ended September 30, 2018, an increase of $125 thousand, or 15.9%, from $786 thousand for the nine months ended September 30, 2017. This increase resulted primarily from the impact of increased processing costs as we expand with a greater number of accounts and transactions.
Director fees and expenses were $661 thousand for the nine months ended September 30, 2018, an increase of $120 thousand, or 22.2%, from $541 thousand for the nine months ended September 30, 2017. The increase was primarily due to the increase in directors’ fee and additions of board members since April 2017 and January 2018.
Loan related expense was $205 thousand for the nine months ended September 30, 2018, a decrease of $96 thousand, or 31.9%, from $301 thousand for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in SBA guarantee fees paid by the Bank.
Regulatory assessment expense was $469 thousand for the nine months ended September 30, 2018, an increase of $160 thousand, or 51.8%, from $309 thousand for the nine months ended September 30, 2017. The increase was primarily due to our year-over-year balance sheet growth.
Other expense was $2.8 million for the nine months ended September 30, 2018, an increase of $935 thousand, or 51.1%, from $1.8 million for the nine months ended September 30, 2017. The increase was primarily due to a reimbursement paid to the SBA and an increase in general operating expense. During the three months ended June 30, 2018, the SBA requested us to reimburse it for a SBA loan guarantee previously paid by the SBA on a loan we originated in 2007 that subsequently defaulted, which ultimately was determined to be ineligible for SBA guaranty. We incurred a one-time expense of $577 thousand for this reimbursement and a write-off of certain receivables related to collection activities of the loan. Other than the reimbursement paid to the SBA, other expenses primarily included $1.2 million and $940 thousand in office expense, and $374 thousand and $313 thousand in armed guard expense for the nine months ended September 30, 2018 and 2017, respectively.
Income Tax Expense
Income tax expense was $2.8 million and $3.5 million, respectively, and the effective tax rate was 30.1% and 42.1%, respectively, for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, income tax expense was $7.5 million and $10.3 million, respectively, and the effective tax rate was 29.9% and 42.3%, respectively. The decrease in effective tax rate was mainly due to a decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective on January 1, 2018.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government and agency securities	$24,372	$23,544	$(828)	$25,231	$24,925	$(306)
Municipal bonds	789	787	(2)	2,376	2,375	(1)
Mortgage-backed securities	58,113	56,224	(1,889)	52,565	51,904	(661)
Collateralized mortgage obligations	56,321	54,534	(1,787)	51,459	50,485	(974)
Total securities available-for-sale	$139,595	$135,089	$(4,506)	$131,631	$129,689	$(1,942)
Securities held-to-maturity:
Municipal bonds	5,110	5,079	(31)	5,263	5,439	176
Mortgage-backed securities	16,881	16,038	(843)	15,807	15,558	(249)
Total securities held-to-maturity	$21,991	$21,117	$(874)	$21,070	$20,997	$(73)

Total investment securities were $157.1 million at September 30, 2018, an increase of $6.3 million, or 4.2%, from $150.8 million at December 31, 2017. The increase was primarily due to purchases of $28.1 million, partially offset by principal paydowns of $18.6 million, net premium amortization of $577 thousand and a decrease in fair value of securities available-for-sale of $2.6 million.
In accordance with FASB ASC 320, Investments - Debt and Equity Securities, the Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security.
All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2018 and December 31, 2017 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2018 and December 31, 2017. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and nine months ended September 30, 2018 and 2017.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of September 30, 2018:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government and agency securities	$—	—%	$—	—%	$3,571	2.47%	$20,801	2.42%	$24,372	2.43%
Municipal bonds	—	—%	—	—%	789	2.70%	—	—%	789	2.70%
Mortgage-backed securities	—	—%	1,123	1.53%	13,997	2.21%	42,993	2.49%	58,113	2.40%
Collateralized mortgage obligations	—	—%	—	—%	6,486	1.82%	49,835	2.61%	56,321	2.52%
Total securities available-for-sale	$—	—%	$1,123	1.53%	$24,843	2.16%	$113,629	2.53%	$139,595	2.46%
Securities held-to-maturity:
Municipal bonds	$134	1.54%	$1,440	2.65%	$1,220	2.92%	$2,316	4.83%	$5,110	3.67%
Mortgage-backed securities	—	—%	933	1.82%	1,568	1.90%	14,380	2.98%	16,881	2.82%
Total securities held-to-maturity	$134	1.54%	$2,373	2.32%	$2,788	2.35%	$16,696	3.24%	$21,991	3.01%

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
Loans held-for-sale were $13.0 million at September 30, 2018, an increase of $7.7 million, or 144.6%, from $5.3 million at December 31, 2017. The increase was primarily due to originations of $78.5 million and transfers from loans held-for-investment of $7.0 million, partially offset by sales of $77.6 million.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2018		December 31, 2017
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	703,250	53.8%	662,840	55.7%
Residential property	215,340	16.5%	168,898	14.2%
SBA property	126,816	9.7%	130,438	11.0%
Construction	28,895	2.2%	23,215	2.0%
Total real estate loans	1,074,301	82.2%	985,391	82.9%
Commercial and industrial loans:
Commercial term	96,102	7.3%	77,438	6.5%
Commercial lines of credit	72,219	5.5%	60,850	5.1%
SBA commercial term	28,312	2.2%	30,199	2.5%
Trade finance	10,353	0.8%	1,920	0.2%
Total commercial and industrial loans	206,986	15.8%	170,407	14.3%
Consumer loans	27,472	2.1%	33,870	2.8%
Loans held-for-investment	1,308,759	100.1%	1,189,668	100.0%
Deferred loan costs (fees)	365		331
Loans held-for-investment, net of deferred loan costs (fees)	1,309,124		1,189,999
Allowance for loan losses	(13,097)		(12,224)
Net loans held-for-investment	$1,296,027		$1,177,775

Loans held-for-investment, net of deferred loan costs (fees) were $1.31 billion at September 30, 2018, an increase of $119.1 million, or 10.0%, from $1.19 billion at December 31, 2017. The increase was primarily due to new funding of $352.3 million and advances of $96.9 million, partially offset by paydowns and payoffs of $322.6 million, transfers to loans held-for-sale of $7.0 million and charge-offs of $480 thousand.

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
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance for loan losses. Net charge-offs (recoveries) to average loans were (0.02)% and (0.01)%, respectively, for the three months ended September 30, 2018 and 2017 and 0.01% and (0.03)%, respectively for the nine months ended September 30, 2018 and 2017.
Allowance for loan losses totaled $13.1 million and $12.2 million, respectively, at September 30, 2018 and December 31, 2017. The increase was primarily due to an increase in loan balance during the nine months ended September 30, 2018.
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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Three Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
September 30, 2018
Allowance for loan losses:
Beginning balance	$9,323	$3,108	$190	$12,621
Charge-offs	—	(18)	(26)	(44)
Recoveries on loans previously charged off	16	46	41	103
Provision for loan losses	269	108	40	417
Ending balance	$9,608	$3,244	$245	$13,097
Average loan balances	$1,050,506	$187,978	$28,325	$1,266,809
Ending loan balances	$1,074,301	$206,986	$27,472	$1,308,759
Ratios:
Annualized net recoveries to average loans	(0.01)%	(0.06)%	(0.21)%	(0.02)%
Allowance for loan losses to total loans	0.89%	1.57%	0.89%	1.00%
September 30, 2017
Allowance for loan losses:
Beginning balance	$7,818	$3,058	$153	$11,029
Charge-offs	(8)	(72)	(14)	(94)
Recoveries on loans previously charged off	—	121	9	130
Provision (reversal) for loan losses	697	(121)	10	586
Ending balance	$8,507	$2,986	$158	$11,651
Average loan balances	$917,094	$157,724	$32,241	$1,107,059
Ending loan balances	$948,479	$165,847	$32,053	$1,146,379
Ratios:
Annualized net charge-offs (recoveries) to average loans	—%	(0.12)%	0.06%	(0.01)%
Allowance for loan losses to total loans	0.90%	1.80%	0.49%	1.02%

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Nine Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
September 30, 2018
Allowance for loan losses:
Beginning balance	$8,507	$3,548	$169	$12,224
Charge-offs	(204)	(108)	(167)	(479)
Recoveries on loans previously charged off	68	280	67	415
Provision (reversal) for loan losses	1,237	(476)	176	937
Ending balance	$9,608	$3,244	$245	$13,097
Average loan balances	$1,026,764	$177,779	$31,355	$1,235,898
Ending loan balances	$1,074,301	$206,986	$27,472	$1,308,759
Ratios:
Annualized net charge-offs (recoveries) to average loans	0.02%	(0.13)%	0.43%	0.01%
Allowance for loan losses to total loans	0.89%	1.57%	0.89%	1.00%
September 30, 2017
Allowance for loan losses:
Beginning balance	$7,497	$3,657	$166	$11,320
Charge-offs	(8)	(292)	(56)	(356)
Recoveries on loans previously charged off	1	539	33	573
Provision (reversal) for loan losses	1,017	(918)	15	114
Ending balance	$8,507	$2,986	$158	$11,651
Average loan balances	$884,048	$152,162	$33,038	$1,069,248
Ending loan balances	$948,479	$165,847	$32,053	$1,146,379
Ratios:
Annualized net charge-offs (recoveries) to average loans	—%	(0.22)%	0.09%	(0.03)%
Allowance for loan losses to total loans	0.90%	1.80%	0.49%	1.02%

The decrease in allowance for loan losses to commercial and industrial loans was primarily due to the decreases in historical loss rate and specific reserve of commercial and industrial loans.

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Commercial property	$234	$318	$(84)	(26.4)%
Residential property	—	730	(730)	(100.0)%
SBA property	970	1,810	(840)	(46.4)%
Total real estate loans	1,204	2,858	(1,654)	(57.9)%
Commercial and industrial loans:
Commercial term	—	4	(4)	(100.0)%
Commercial lines of credit	—	10	(10)	(100.0)%
SBA commercial term	254	338	(84)	(24.9)%
Total commercial and industrial loans	254	352	(98)	(27.8)%
Consumer loans	114	24	90	375.0%
Total nonaccrual loans	1,572	3,234	(1,662)	(51.4)%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	1,572	3,234	(1,662)	(51.4)%
Other real estate owned	—	99	(99)	(100.0)%
Total nonperforming assets	$1,572	$3,333	$(1,761)	(52.8)%

Nonperforming loans to loans held-for-investment	0.12%	0.27%
Nonperforming assets to total assets	0.09%	0.23%

Total nonaccrual loans were $1.6 million at September 30, 2018, a decrease of $1.7 million, or 51.4%, from $3.2 million at December 31, 2017. The decrease was primarily due to payoffs of $1.9 million, partially offset by loans became nonaccrual status during the nine months ended September 30, 2018 of $570 thousand.
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
Additional income of approximately $29 thousand and $80 thousand, respectively, would have been recorded during the three and nine months ended September 30, 2018 and 2017, had these loans been paid in accordance with their original terms throughout the periods indicated.

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	September 30, 2018			December 31, 2017
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$—	$234	$234	$—	$318	$318
SBA property	319	—	319	334	1,039	1,373
Commercial and industrial loans:
Commercial term	80	—	80	195	4	199
Commercial lines of credit	—	—	—	—	10	10
SBA commercial term	68	224	292	63	304	367
Total	$467	$458	$925	$592	$1,675	$2,267

Total TDRs were $925 thousand at September 30, 2018, a decrease of $1.3 million, or 59.2%, from $2.3 million at December 31, 2017. The decrease was primarily due to payoffs of $1.2 million and paydowns of $181 thousand.

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
Total deposits were $1.42 billion at September 30, 2018, an increase of $168.2 million, or 13.4%, from $1.25 billion at December 31, 2017. The increase was primarily due to increases in time deposits of $171.0 million and noninterest-bearing demand accounts of $31.3 million, partially offset by a decrease in savings, NOW and money market accounts of $34.1 million. As of September 30, 2018, total deposits were comprised of 24.7% noninterest-bearing demand accounts, 20.0% savings, NOW and money market accounts and 55.3% of time deposits.
Time deposits from California State Treasurer totaled $100.0 million and $100.0 million, respectively, and brokered time deposits totaled $47.5 million and $52.5 million, respectively, at September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, our directors and shareholders with deposits over $250,000 totaled $8.9 million and $8.2 million, respectively, or 1.2% and 1.1%, respectively, of all of our deposit relationships over $250,000.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
September 30, 2018
Time deposits less than $100,000	$24,285	$39,405	$68,116	$35,792	$2,391	$169,989
Time deposits of $100,000 or more and less than $250,000	38,575	89,544	110,000	21,262	—	259,381
Time deposits of $250,000 or more	133,228	84,257	117,710	20,856	—	356,051
Total	$196,088	$213,206	$295,826	$77,910	$2,391	$785,421
December 31, 2017
Time deposits less than $100,000	$24,230	$18,357	$53,903	$56,294	$2,831	$155,615
Time deposits of $100,000 or more and less than $250,000	49,002	36,986	90,321	15,850	—	192,159
Time deposits of $250,000 or more	139,205	41,558	68,582	17,267	—	266,612
Total	$212,437	$96,901	$212,806	$89,411	$2,831	$614,386

Other Borrowings
Borrowings from FHLB
Other than deposits, we also utilized borrowings from FHLB as a supplementary funding source to finance our operations. Borrowings from FHLB are collateralized by residential and commercial property loans. At September 30, 2018 and December 31, 2017, total borrowings were $30.0 million and $40.0 million, respectively.
Shareholders' Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $202.9 million at September 30, 2018, an increase of $60.8 million, or 42.7%, from $142.2 million at December 31, 2017. The increase was primarily due to the net proceeds from the initial public offering of $45.5 million and the retention of earnings of $17.6 million, partially offset by other comprehensive loss from fair value change in securities available-for-sale of $1.8 million and dividends declared on our common stock of $1.3 million.

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
In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to the Company and the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to the Company and the Bank prior to that date. In addition, the Basel III regulations will implement a concept known as the "capital conservation buffer." In general, banks and bank holding companies will be required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer will be required by January 1, 2019. As of September 30, 2018 and December 31, 2017, we would have met the fully phased-in Basel III capital requirements.
The tables below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected, and exclusive of the capital conservation buffer as of September 30, 2018 and December 31, 2017. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The tables below also summarizes the capital requirements applicable to us and the Bank in order to be considered "well-capitalized" from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be "well-capitalized" as of the dates reflected in the table below.

	Pacific City Financial Corporation	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2018
Common tier 1 capital (to risk-weighted assets)	16.1%	15.9%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.1%	16.9%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.1%	15.9%	6.0%	8.0%
Tier 1 capital (to average assets)	12.6%	12.4%	4.0%	5.0%
December 31, 2017
Common tier 1 capital (to risk-weighted assets)	12.2%	12.1%	4.5%	6.5%
Total capital (to risk-weighted assets)	13.2%	13.1%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	12.2%	12.1%	6.0%	8.0%
Tier 1 capital (to average assets)	10.0%	9.9%	4.0%	5.0%

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
As of September 30, 2018 and December 31, 2017, we had $60.0 million of available unused unsecured federal funds lines. In addition, available unused secured borrowing capacity from the Federal Reserve Discount Window at September 30, 2018 and December 31, 2017 was $49.9 million and $48.1 million, respectively. Federal Reserve Discount Window were collateralized by loans totaling $56.4 million and $56.2 million as of September 30, 2018 and December 31, 2017, respectively. Our borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral.
At September 30, 2018 and December 31, 2017, we had $30.0 million and $40.0 million of outstanding borrowings from FHLB, respectively. Based on the values of loans pledged as collateral, we had $374.8 million and $311.0 million of additional borrowing capacity with FHLB as of September 30, 2018 and December 31, 2017, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.
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

($ in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$118,764	$109,835
Standby letters of credit	4,613	3,309
Commercial letters of credit	777	233
Total	$124,154	$113,377

Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2018
Time deposits	$705,120	$77,910	$2,391	$—	$785,421
Borrowings from FHLB	10,000	10,000	10,000	—	30,000
Operating leases	2,296	4,288	3,577	1,239	11,400
Total	$717,416	$92,198	$15,968	$1,239	$826,821
December 31, 2017
Time deposits	$564,644	$46,911	$2,831	$—	$614,386
Borrowings from FHLB	10,000	20,000	10,000	—	40,000
Operating leases	2,289	4,395	3,498	2,533	12,715
Total	$576,933	$71,306	$16,329	$2,533	$667,101

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	September 30, 2018		December 31, 2017
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	20.2%	4.1%	18.4%	3.9%
+100	10.4%	2.8%	9.4%	2.6%
-100	(13.1)%	(4.6)%	(11.5)%	(4.0)%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act"), as of September 30, 2018 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at September 30, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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

Pacific City Financial Corporation

Date:	November 8, 2018	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2018	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)