Form 10-K
period 2018-12-31
PACIFIC CITY FINANCIAL CORP
filed 2019-03-18
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number 001-38621
PACIFIC CITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-8856755 (IRS Employer Identification No.)

3701 Wilshire Boulevard, Suite 900, Los Angeles, California (Address of principal executive offices)	90010 (Zip Code)

(213) 210-2000 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, No Par Value	Name of Each Exchange on Which Registered Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of July 11, 2018, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $236.9 million. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
As of March 11, 2019, the registrant had outstanding 16,008,651 shares of common stock.
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Pacific City Financial Corporation and Subsidiary
Annual Report on Form 10-K
December 31, 2018

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” and “annualized” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

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

•
compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and others relating to banking, consumer protection, securities and tax matters;

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I
Item 1. Business
General
Pacific City Financial Corporation (collectively, with its consolidated subsidiary, “the Company,” “we,” “us” or “our”) is a California corporation incorporated in 2007 as a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), to serve as the holding company for Pacific City Bank (the “Bank”), which was founded in 2003.
The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Fort Lee, New Jersey and Bayside, New York, and 10 loan production offices (“LPOs”) located in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
The principal executive office of the Company is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010, and its telephone number is (213) 210-2000.
The reports, proxy statements and other information that the Company files with the SEC, as well as news releases, are available free of charge through the Company’s website at www.paccitybank.com. This information can be found under the “Investor Relations” link on the website. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed or furnished to the SEC. Reference to the Company’s website address is not intended to incorporate any of the information contained on the Company’s website into this document.
Initial Public Offering
On August 14, 2018, the Company issued and sold 2,385,000 shares of its common stock at an offering price of $20.00 in an underwritten initial public offering (“IPO”), for gross proceeds of $47.7 million. The underwriters were granted a 30-day option to purchase up to an additional 357,750 shares of common stock at the IPO price less the underwriting discount. Concurrently with the IPO, the Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “PCB.” On September 5, 2018, the Company issued an additional 123,234 shares of its common stock upon the exercise by the underwriters of a portion of their 30-day option, for additional gross proceeds of $2.5 million.
Aggregate net proceeds from the IPO were $45.0 million after deducting underwriting discounts, commissions and offering expenses.
Business Overview
Lending Activities
The Company’s core lending strategy is, through the Bank, to build and maintain a diversified loan portfolio based on the type of customers (e.g., businesses versus individuals), loan products (e.g., real estate loans, commercial and industrial loans, other consumer loans), geographical locations, and different industries in which its business customers are engaged (e.g., manufacturing, wholesale and retail trade, hospitality, etc.). The Company focuses its lending activities on loans that are originated from within its primary lending areas and seeks to be the premier provider of lending products and services in those market areas. The Company also strives to meet the credit needs of the communities that it serves. Lending activities originate through expansion of existing relationships as well as by marketing efforts with an emphasis on providing banking solutions tailored to meet customers’ needs while maintaining the underwriting standards.
Legal Lending Limits
With certain exceptions, the Bank is permitted under the applicable laws to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital, allowance for loan losses, and certain capital notes and debentures issued by the Bank. As of December 31, 2018, the Bank’s lending limit was approximately $33.3 million per borrower for unsecured loans. In addition to unsecured loans, the Bank is permitted to make collateral-secured loans in an additional amount of up to 10% (for combined total of 25%) for a total of approximately $55.5 million to one borrower as of December 31, 2018. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $22.1 million, which were performing at December 31, 2018.

Risk Governance
The Company maintains a conservative credit culture with strict underwriting standards. As the Company has grown, it has invested in and developed a credit culture that will support future growth and expansion efforts while maintaining outstanding asset quality. The Company’s credit departments have robust internal controls and lending policies with conservative underwriting standards. Loans are monitored on an ongoing basis in accordance with covenants and conditions that are commensurate with each loan’s size and complexity. The Company conducts comprehensively scoped internal loan reviews at least semi-annually using an independent loan review specialist to validate the appropriateness of risk ratings of loans by management. The Company’s loan monitoring processes are designed to identify both the inherent and emerging risks in a timely manner so that appropriate risk ratings are assigned and, if necessary, work-out/collection activities are commenced early to minimize any potential losses.
Loan Underwriting and Approval. Historically, The Company believes that it has made sound, high quality loans while recognizing that lending money involves a degree of business risk. The Company has loan policies designed to assist in managing this business risk. These policies provide a general framework for loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated.
The Company’s Board of Directors delegates loan authority up to board-approved limits collectively to its Directors’ Loan Committee, which is comprised of members of the Board of Directors and executive management. The Board of Directors also delegates limited lending authority to the Bank’s internal management loan committee, which is comprised of members of the Bank’s senior management team and Chief Executive Officer. The objective of the approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.
Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:

•	maintaining close relationships among the Company’s customers and their designated banker to ensure ongoing credit monitoring and loan servicing;

•
granting credit on a sound basis with full knowledge of the purpose and source of repayment for such credit ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining targeted levels of diversification for the loan portfolio as a whole and for loans within each category; and

•	ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.
Managing credit risk is an enterprise-wide process. The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided. The Company attempts to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. The Bank’s Chief Credit Officer provides company-wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that the Company’s credit standards are followed. In addition, third-party loan reviews are performed at least on a semi-annual basis to validate the internal risk rating of loans.
The Company’s loan policies generally include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate. In addition, the loan policies provide guidelines for: personal guarantees; an environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for loan losses and other matters relating to lending practices.

Loan Category
The Company’s loan portfolio consists primarily of three major categories: real estate loans, commercial and industrial loans and other consumer loans. Within these three broad categories, the loan portfolio is further segmented as follows:

•	Real estate loans consist of:

◦	Commercial property - loans secured by commercial real estate (“CRE”) other than loans guaranteed by the U.S. Small Business Administration (“SBA”);

◦	Residential property - loans secured by single family residential real estate;

◦	SBA property - SBA guaranteed loans secured by commercial real estate; and

◦	Construction.

•	Commercial and industrial loans consist of:

◦	Commercial term;

◦	Commercial lines of credit;

◦	SBA commercial term; and

◦	Trade finance.

•	Other consumer loans consist of automobile secured loans and personal loans.
The following table presents the composition of the Company’s loans held-for-investment (presented net of deferred fees and costs) as of the dates indicated:

	December 31,
	2018		2017
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$709,409	53.1%	$662,031	55.5%
Residential property	233,816	17.5%	168,560	14.2%
SBA property	120,939	9.0%	131,740	11.1%
Construction	27,323	2.0%	23,117	1.9%
Commercial and industrial loans:
Commercial term	102,133	7.6%	77,402	6.5%
Commercial lines of credit	80,473	6.0%	60,822	5.1%
SBA commercial term	27,147	2.0%	30,376	2.6%
Trade finance	11,521	0.9%	1,929	0.2%
Other consumer loans	25,921	1.9%	34,022	2.9%
Loans held-for-investment	$1,338,682	100.0%	$1,189,999	100.0%

The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
	2018		2017
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Residential property	$—	—%	$270	5.1%
SBA property	5,481	94.8%	3,857	72.8%
Commercial and industrial loans:
SBA commercial term	300	5.2%	1,170	22.1%
Loans held-for-sale	$5,781	100.0%	$5,297	100.0%

Real Estate Loans. Real estate loans consist of commercial property loans, which are secured by commercial real estate (e.g., retail shopping centers, industrial/manufacturing properties, multifamily apartment properties, office buildings etc.), residential properties, SBA property loans (SBA guaranteed loans secured by commercial real estate), and construction loans. A majority of real estate lending activities originate from businesses and individuals within the Company’s primary lending areas.
For commercial property loans, the maturities are generally up to seven years with payments determined on the basis of principal amortization schedules of up to 25 years with a balloon payment due at maturity. SBA property loans and residential property loans are typically fully amortized with terms up to 25 years and 30 years respectively. Terms for construction loans vary depending on the complexity and size of the project. On average however, construction loans have a term of 18 months.
Satisfactory repayments of loans secured by commercial real estate are often dependent on the successful operation of the underlying businesses (in the case of owner occupied real estate) or management of the properties (in the case of non-owner occupied real estate). Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting loans secured by commercial real estate, the Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis may also include credit verification, reviews of appraisals, environmental hazard reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition and industry trends. Also, tertiary sources of repayment in the form of personal guarantees from responsible parties are generally required on loans secured by commercial real estate. The Company believes that its management team has extensive knowledge of the market areas where the Company operates and takes a conservative approach to commercial real estate lending. The Company focuses on what it believes to be high quality credits with low loan-to-value (“LTV”) ratio income-producing properties with strong cash flow characteristics and strong collateral profiles. The Company requires its loan secured by commercial real estate properties to be secured by what it believes to be well-managed properties with adequate margins.
Residential property loans are typically collateralized by primary residential properties located in the Company’s market areas to enable borrowers to purchase or refinance existing homes. The Company offers adjustable-rate mortgage (“ARM”) loans with the interest rate fixed for the first five years followed by rate adjustments each year with terms up to 30 years. The relative amount of ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on interest rate risk. Loans collateralized by residential property generally are originated in amounts of no more than 70% of appraised value. In connection with such loans, the Company retains a valid lien on the real estate, obtains a title insurance policy that insures that the property is free from encumbrances, and requires hazard insurance. Loan fees on these products, interest rates and other provisions of residential property loans are determined by the Company on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on ARM loans generally are adjusted annually based on the one-year London Interbank Offered Rate (“LIBOR”). While residential property loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all residential property loans contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan.
Construction loans are comprised of residential construction and commercial construction. Interest reserves are generally established on construction loans. These loans are typically prime rate-based and have maturities of less than 18 months. The policy maximum LTV for construction loans is 70% and for land development loans is 50%.
Commercial and Industrial Loans. Commercial and industrial loan category includes commercial term loans, commercial lines of credit, SBA commercial term loans, and trade finance. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs. SBA commercial term loans are provided to small businesses under the U.S. SBA guarantee program to finance permanent working capital needs and/or equipment purchases. Commercial term loans (usually five to seven years) normally provide for monthly payments of both principal and interest. Commercial lines of credit (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. SBA commercial term loans usually have a longer maturity (seven to ten years). Trade finance has a maturity of three months or less. These commercial and industrial loans are reviewed on a periodic basis with the review frequencies commensurate with the size and complexity of the loans. Most commercial and industrial loans are collateralized by perfected security interests on business assets.
In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan.

In addition, the collateral securing commercial and industrial loans generally includes moveable properties such as equipment and inventory, which may decline in value more rapidly than anticipated exposing to increased credit risks. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.
Other Consumer Loans. Other consumer loans portfolio consist of automobile loans, unsecured lines of credit and term loans to high net worth individuals. Other consumer loans are underwritten primarily based on the individual borrower’s income, current debt level, and past credit history. Auto loans have relatively lower LTV ratios on average, and carry higher interest rates to offset for the inherently higher default risks associated with other consumer loans.
Small Business Administration Loans (reported as either Real Estate Loans or Commercial and Industrial Loans). The Bank offers SBA loans for qualifying businesses for amounts up to $5.0 million. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchases of machinery and equipment, debt refinance, business acquisitions, start-up financing or the purchase or construction of owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.75 million.
The Bank is generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, the Bank recognizes income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold.
SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured to give the Bank a 50% first deed of trust (“T/D”), the CDC a 40% second T/D, and the remaining 10% is funded by the borrower. Interest rates for the first T/D loans are subject to normal bank commercial rates and terms and the second T/D CDC loans are fixed for the life of the loans based on certain indices.
All of SBA loan underwriting is centralized and processed through the Company’s Los Angeles headquarters SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. The Bank has attained SBA Preferred Lender status nationwide. SBA loans are originated through the branch staff, lending officers, LPO managers, marketing officers, and brokers.
Loan Participations. When the extension of a new loan causes the aggregate exposure to a borrowing relationship to exceed or approach the Bank’s legal lending limits, management on a selective basis sells/participates out a portion(s) of the loan(s) in order to remain within an acceptable range below the Bank’s lending limits. As the lead lender in the participation, the Bank retains the servicing rights and the participating lender(s) are prohibited from any direct contact with the borrowers under the terms of the loan participation agreements. Loan participations are also utilized under certain circumstances to reduce and mitigate credit concentrations risks. Loan participations are generally made with local peer group banks. The Company does not participate in syndicated loans (loans made by a group of lenders who share or participate in a specific loan) with a larger regional financial institution as the lead lender.
Adjustable Rate Loans. As of December 31, 2018 and 2017, approximately 65.6% and 73.4%, respectively, of total loans were adjustable rate loans. The interest rate applied to those adjustable rate loans are typically set at specified spreads above the selected prime rate (e.g., Wall Street Journal Prime). The spreads are fixed and thus the interest rate on these loans change in parallel with any changes in the applicable selected prime rates.
Investment Activities
The Company manages its investment securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals for the investment portfolio are as follows:

•
provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;

•	serve as a tool to manage asset-quality diversification of assets; and

•	provide a vehicle to help manage interest rate risk profile pursuant to established policies and maximize overall return.

The investment securities portfolio is comprised primarily of SBA loan pools securities, mortgage-backed securities and collateralized mortgage obligations backed by U.S. government agency and U.S government sponsored enterprise (“GSE”) and tax-exempt municipal securities.
The Company’s Board of Directors is responsible for the oversight of investment activities and has delegated the responsibility to the Asset Liability Committee of the Board of Directors (“Board ALCO”). Investment policy is reviewed and approved annually by Board ALCO and ratified by the Board of Directors. Board ALCO establishes risk limits and policy for conducting investment activities and approves investment strategies and meets quarterly to review investment reports and monitor investment activities.
The Company also formed a management Asset Liability Committee (“Management ALCO,” together with Board ALCO, “ALCOs”), which is comprised of its senior management team and Chief Executive Officer, to proactively monitor investment activities. ALCOs are responsible for ensuring compliance and implementation of investment policy guidelines. Investment activities are actively monitored on an ongoing basis to identify any material changes in the securities and also evaluated for potential other-than-temporary impairment (“OTTI”) at least quarterly.
Limits for investment transactions are based on total transaction amount and require approval if they exceed designated thresholds. Investment transactions up to $10 million require the approval of both the Chief Executive Officer and Chief Financial Officer. Investment transactions that exceed $10 million, up to $20 million, require Management ALCO approval and investment transactions that exceed $20 million require Board ALCO approval.
Deposits Activities
The Company offers customers traditional retail deposit products through its branch network and the ability to access their accounts through online and mobile banking platforms. The Company offers a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. Core deposits, defined as all deposits except for time deposits exceeding $250,000 and internet or brokered deposits, are the primary and most valuable low-cost funding source for the lending business, and represented 77.6% of total deposits as of December 31, 2018.
The Company strives to retain an attractive deposit mix from both large and small customers as well as a broad market reach. As of December 31, 2018, the Company’s top 10 customers accounted for 7.0% of total deposits. The Company believes the competitive pricing and products, convenient branch locations, and quality personal customer service enable the Company to attract and retain deposits. The Company employs conventional marketing initiatives and advertising and in addition leverages its community and board relationships to generate new accounts. The Company offers deposit products to its loan customers by encouraging, depending on the circumstances and the type of relationship, them to maintain deposit accounts as a condition of granting loans. To enhance the relationships with customers and to identify and meet their particular needs, each customer is assigned a relationship officer, including SBA loan borrowers.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, rates offered by other Korean-American focused banks, general market interest rates, liquidity requirements, and the Company’s deposit growth goals. Wholesale deposits are also utilized to supplement core retail deposits for funding purposes, including brokered accounts and State California Treasurer’s time deposits. As of December 31, 2018, wholesale deposits totaled $142.5 million, or 9.9% of total deposits.
As of December 31, 2018, total deposits totaled $1.44 billion, and the average cost of deposits was 1.26% for the year ended December 31, 2018. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Borrowings Activities
Although deposits are the Company’s primary source of funds, the Company may also borrow funds from the Federal Home Loan Bank of San Francisco (“FHLB”), Federal Reserve Bank’s Discount Window (“Federal Reserve Discount Window”), or its correspondent banking relationships. In addition, the Company may borrow from FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as asset-liability management strategies.
FHLB functions as a reserve credit capacity for qualifying financial institutions. As a member, the Company is required to own capital stock in FHLB and may apply for advances from FHLB by utilizing qualifying loans and securities as collateral. FHLB offers a full range of borrowing programs with terms ranging from one day to 30 years, at competitive rates. A prepayment penalty is usually imposed for early repayment of these advances. As of December 31, 2018, the Company had outstanding FHLB advances of $30.0 million and maintained additional borrowing capacity of $386.0 million. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Other Products and Services
The Company offers banking products and services that are competitively priced with a focus on convenience and accessibility. A full suite of online banking solutions is available, which includes access to account balances, online transfers, online bill payment and electronic delivery of customer statements, mobile banking solutions, including remote check deposit and mobile bill pay. The Company also offers automated teller machines (“ATMs”) and banking by telephone, mail, personal appointment, debit cards, direct deposit, cashier’s checks, as well as treasury management, wire transfer and automated clearing house (“ACH”) services.
The Company offers a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting (including current day and previous day activity), transfers between accounts, purchase rewards, finance works, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of remote deposit capture, courier deposit services, positive pay, zero balance accounts and sweep accounts.
The Company evaluates its services on an ongoing basis, and will add or remove services based upon the perceived needs and financial requirements of customers, competitive factors and its financial and other capabilities. Future services may also be significantly influenced by improvements and developments in technology and evolving state and federal laws and regulations.
Market Area and Competition
The Company is headquartered in Los Angeles, California and operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Fort Lee, New Jersey and Bayside, New York, and 10 LPOs in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York.
The Company operates in highly competitive market areas. The Company faces strong competition among the banks servicing the Korean-American community, as well as other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, marketplace finance platforms, money market funds, credit unions, and other alternative investments. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, reputation, interest rates on loans and deposits, lending limits and customer convenience. While the Company believes it is well positioned within this highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation within the industry.
Employees
At December 31, 2018, the Company had a total of 244 full-time employees and 4 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.
Regulation and Supervision
General
Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Business Oversight (“DBO”), the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiary, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary, the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Financial Regulatory Reform
The Dodd-Frank Act implemented sweeping reform across the U.S. financial regulatory framework, including, among other changes:

•	creating a Financial Stability Oversight Council tasked with identifying and monitoring systemic risks in the financial system;

•	creating the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws;

•
requiring the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•	imposing more stringent capital requirements on bank holding companies and subjecting certain activities, including inter-state mergers and acquisitions, to heightened capital conditions;

•	with respect to mortgage lending:

◦	significantly expanding requirements applicable to loans secured by single family residential real property;

◦	imposing strict rules on mortgage servicing, and

◦
requiring the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards;

•
changing the assessment base for federal deposit insurance from the amount of the insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminating the ceiling on the size of the FDIC’s Deposit Insurance Fund (“DIF”) and increasing the floor of the size of the FDIC’s DIF;

•
eliminating all remaining restrictions on interstate banking by authorizing state banks to establish de novo banking offices in any state that would permit a bank chartered in that state to open a banking office at that location;

•	repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•
in the so-called “Volcker Rule,” subject to numerous exceptions, prohibiting depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading.

On February 3, 2017, President Trump signed an executive order calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within federal financial regulatory agencies and “rationalizing” the federal financial regulatory framework.
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company. Although the reforms primarily target systemically important financial service providers, the Dodd-Frank Act’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. The Company will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.
President Trump recently signed the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act’s highlights include improving consumer access to mortgage credit that, among other things, (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures (the provision would not apply to non-banks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure (“TRID”) applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use, and (vi) provide that federal banking regulators may not impose higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction (“ADC”), and clarifies ADC status.
In addition, the Economic Growth Act’s highlights also include regulatory relief for certain institutions, whereby among other things, it simplifies capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%, institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the BHCA if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than 5% of their total assets, from the Volcker Rule restrictions on trading with their own capital. The Economic Growth Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database. The Economic Growth Act also makes changes for bank holding companies, as it raises the threshold for automatic designation as a systemically important financial institution from $50 billion to $250 billion in assets, subjects banks with $100 billion to $250 billion in total assets to periodic stress tests, exempts from stress test requirements entirely banks with under $100 billion in assets, and requires the federal banking regulators to, within 180 days of passage, raise the asset threshold under the Small Bank Holding Company Policy Statement from $1 billion to $3 billion. The Economic Growth Act also adds certain protections for student borrowers.
Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general may be proposed or introduced before the U.S. Congress, the California legislature and other governmental bodies in the future. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Regulatory Capital Requirements
The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency (“OCC”) issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards, as well as implementing certain provisions of the Dodd-Frank Act.
The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). However, based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to remain as such to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.
The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”), and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.
Under the Basel III Capital Rules, the following are the initial minimum capital ratios applicable to the Bank:

•	4.0% Tier 1 leverage ratio;

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and

•	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). In 2017, banking organizations, including the Company and the Bank, were required to maintain a CET1 capital ratio of at least 5.75%, a Tier 1 capital ratio of at least 7.25%, and a total capital ratio of at least 9.25% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. During 2018, banking organizations, including the Company and the Bank, were required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. As stated above, with the changes to the definition of Small Bank Holding Companies, the Company is not currently subject to separate capital measurements. When fully phased-in on January 1, 2019, the Company and the Bank must maintain the following minimum capital ratios:

•	4.0% Tier 1 leverage ratio;

•	4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;

•	6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of at least 8.5%; and

•	8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and would be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. The Company and the Bank made this election in the first quarter of 2015’s call reports in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.
The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The new capital rules generally result in higher risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules that are relevant to the Company and the Bank include:

•
consistent with the Basel I risk-based capital rules, assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0% under the Basel I risk-based capital rules);

•
assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (set at 100% under the Basel I risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and

•
applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (set at 100% under the Basel I risk-based capital rules).

As of December 31, 2018, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. With respect to the Bank, the Basel III Capital Rules also revise the prompt corrective action (“PCA”), regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules, revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

PCA category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized	10.0%	8.0%	6.5%	5.0%
Adequately capitalized	8.0%	6.0%	4.5%	4.0%
Undercapitalized	< 8.0%	< 6.0%	< 4.5%	< 4.0%
Significantly undercapitalized	< 6.0%	< 4.0%	< 3.0%	< 3.0%
Critically undercapitalized	Tangible Equity / Total Assets ≤ 2.0%

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying PCA regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2018, the Bank met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.
The Company
General
The Company, as the sole shareholder of the Bank, is a registered bank holding company under the BHCA. As a registered bank holding company, the Company is subject to regulation by the Federal Reserve. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. For a discussion of the source of strength requirements, see “Supervision and Regulation - The Company - Source of Strength Doctrine” below. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.
The Company is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, the Company is subject to examination by, and may be required to file reports with, the DBO.
Acquisitions, Activities and Change in Control
The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company, any bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or the acquisition of all or substantially all the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977 (“CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.
Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Supervision and Regulation - Regulatory Capital Requirements” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company.
If the Company should elect to become a financial holding company, in order to maintain the Company’s status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have at least a satisfactory CRA rating. If the Company should elect to become a financial holding company and the Federal Reserve subsequently determines that the Company, a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Company should elect to become a financial holding company and the Federal Reserve subsequently determines that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.
Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.
Under the California Financial Code, any proposed acquisition of “control” of the Bank by any person (including a company) must be approved by the Commissioner of the DBO. The California Financial Code defines “control” as the power, directly or indirectly, to direct the Bank’s management or policies or to vote 25% or more of any class of the Bank’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of the Bank’s outstanding voting securities.
Capital Requirements
Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. However, the Economic Growth Act mandated a change to Federal Reserve’s definition of a Small Bank Holding Company, and until such time as the Company has at least $3 billion in assets, it will not be subject to separate minimum capital measurements. For a discussion of capital requirements, see “Supervision and Regulation - Regulatory Capital Requirements” above.
Source of Strength Doctrine
The Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such bank. The BHCA provides that in the event of the bank holding company’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividend Payments, Stock Redemptions and Stock Repurchases
The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. A California corporation may specify in its articles of incorporation that distributions under the retained earnings test or balance sheet test can be made without regard to the preferential rights amount.
The Company’s articles of incorporation do not address distributions under either the retained earnings test or the balance sheet test. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If the Company’s fails to adhere to these policies, the Federal Reserve could find that the Company is operating in an unsafe and unsound manner. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer, which is to be phased in over a three year period that began on January 1, 2016. See “Supervision and Regulation - Regulatory Capital Requirements” above.
Subject to exceptions for well-capitalized and well-managed holding companies, the Federal Reserve regulations also require approval of holding company purchases and redemptions of its securities if the gross consideration paid exceeds 10% of consolidated net worth for any 12-month period. In addition, the Federal Reserve policy requires that bank holding companies consult with and inform the Federal Reserve in advance of (i) redeeming or repurchasing capital instruments when experiencing financial weakness and (ii) redeeming or repurchasing common stock and perpetual preferred stock if the result will be a net reduction in the amount of such capital instruments outstanding for the quarter in which the reduction occurs.
The Bank
General
The Bank is a California-chartered bank, but is not a member of the Federal Reserve (a “non-member bank”). The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations. As a California-chartered non-member bank, the Bank is subject to examination, supervision, and regulation by the DBO, the chartering authority for California banks, and by the FDIC.
Depositor Preference
In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to such insured depository institution.
Brokered Deposit Restrictions
Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2018, the Bank was eligible to accept brokered deposits without a waiver from FDIC.

Loans to One Borrower
With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan loss, and any capital notes and debentures of the bank.
Tie in Arrangements
Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, the Bank may not extend credit, lease or sell property, or furnish any service, or fix or vary the consideration for any of the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or service from or to the Bank other than a loan, discount, deposit or trust service, (ii) the customer must obtain or provide some additional credit, property or service from or to the Company, or (iii) the customer must not obtain some other credit, property or service from competitors, except reasonable requirements to assure soundness of credit extended.
Deposit Insurance
As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The premiums fund the DIF. The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. Effective July 1, 2016, the FDIC changed the deposit insurance assessment system for banks, such as the Bank, with less than $10 billion in assets that have been federally insured for at least five years. Among other changes, the FDIC eliminated risk categories for such banks and now uses the “financial ratios method” to determine assessment rates for all such banks. Under the financial ratios method, the FDIC determines assessment rates based on a combination of financial data and supervisory ratings that estimate a bank’s probability of failure within three years. The assessment rate determined by considering such information is then applied to the amount of the institution’s average assets minus average tangible equity to determine the institution’s insurance premium.
The Dodd-Frank Act requires the FDIC to ensure that the DIF reserve ratio, which is the amount in the DIF as a percentage of all DIF-insured deposits, reaches 1.35% by September 3, 2020. The Dodd-Frank Act also altered the minimum designated reserve ratio for the DIF, increasing the minimum from 1.15% to 1.35%, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2018, the Bank paid $495 thousand in aggregate FDIC deposit insurance premiums. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
FICO Assessments
In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation assessments (“FICO Assessments”). Financing Corporation is a mixed-ownership governmental corporation chartered by the former FHLB Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. Financing Corporation issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019. Financing Corporation’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on Financing Corporation’s outstanding obligations. The FICO Assessment rate is adjusted quarterly and for the fourth quarter of 2018 was approximately 0.00035 basis points (0.035 cents per $100 of assessable deposits). During the year ended December 31, 2018, the Bank paid $41 thousand in aggregate FICO Assessments.
Supervisory Assessments
California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2018, the Bank paid supervisory assessments to the DBO totaling $130 thousand.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Supervision and Regulation - Regulatory Capital Requirements” above.

Dividend Payments
The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DBO or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank’s shareholders (i.e., the Company) in connection with a reduction of its contributed capital.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain over 2.5% in CET1 attributable to the capital conservation buffer, which is to be phased in over a three-year period that began on January 1, 2016. See “Supervision and Regulation - Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2018.
Transactions with Affiliates
Transactions between depository institutions and their affiliates, including transactions between the Bank and the Company, are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which a depository institution and its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the depository institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates of an amount equal to 20% of the depository institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or at least as favorable to the depository institution and its subsidiaries, as those for similar transactions with non-affiliates.
Loans to Directors, Executive Officers and Principal Shareholders
The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These laws and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require, among other things, that: (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank; (ii) the Bank follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and (iii) the loans not involve a greater-than-normal risk of non-payment or include other features not favorable to the Bank. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.
Safety and Soundness Standards/Risk Management
The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cyber-security are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Branching Authority
California banks, such as the Bank, may, under California law, establish a banking office so long as the bank’s board of directors approves the banking office and the DBO is notified of the establishment of the banking office. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by such state. Finally, the Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.
Community Reinvestment Act Requirements
The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company. When the Bank apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and the Bank. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating on its most recent CRA performance evaluation, dated April 23, 2018.
Anti-Money Laundering and Office of Foreign Assets Control Regulation
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial Institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC and failure of a financial institution to maintain and implement adequate OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Following a recent examination, the Bank entered into an informal agreement in January 2018 with the FDIC and DBO that requires the Bank to take certain steps and improve processes and training relating to Bank Secrecy Act and Anti-Money Laundering laws and regulations, and to improve its monitoring of high rate deposits. While the Bank does not expect this informal agreement to change the business strategy, its failure to comply with the informal agreement could have a negative impact on the business, including its ability to establish new branches or LPOs.
Concentrations in Commercial Real Estate
Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2018, using regulatory definitions in the CRE Concentration Guidance, the Bank’s CRE loans represented 253.6% of total risk-based capital, as compared to 355.1% as of December 31, 2017. The Bank is actively working to manage its CRE concentration and the management has discussed the CRE Concentration Guidance with the FDIC and believes that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. While the capital raised in this offering will reduce these concentrations in the near term, the FDIC could nevertheless become concerned about the CRE loan concentrations, and they could limit the Bank’s ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.
Consumer Financial Services
Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Fund Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Gramm-Leach-Bliley Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act, Servicemembers Civil Relief Act, Military Lending Act and Real Estate Settlement Procedures Act.
Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. Failure to comply with consumer protection requirements may also result in the Bank’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.
The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices.
The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the business, financial condition or results of operations.

The CFPB is authorized to issue rules for both bank and non-bank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary bank regulator.
Mortgage and Mortgage-Related Products, Generally
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by single family residential real property and augmented federal law combating predatory lending practices.
In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The CFPB’s mortgage rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.
Ability-to-Repay Requirement and Qualified Mortgage Rule
On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%.
The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), HUD, the Department of Veterans Affairs, the Department of Agriculture or the Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages and the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, will sunset in January 2021.
As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages.
Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.
Mortgage Loan Originator Compensation
As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation has been limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans has been limited to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Residential Mortgage Servicing
Pursuant to the Dodd-Frank Act, the CFPB has implemented certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers. Servicers also are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers,” which are defined as loan servicers that service 5,000 or fewer mortgage loans and service only mortgage loans that they or an affiliate originated or own.
Incentive Compensation Guidance
In 2010, the federal bank regulatory agencies issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.
In 2016, several federal financial agencies (including the Federal Reserve and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $3 billion or more in total consolidated assets. For institutions with at least $3 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (ii) that could lead to material financial loss to the institution. The comment period for these proposed regulations has closed, but a final rule has not been published. Depending upon the outcome of the rule making process, the application of this rule could require the Bank to revise the compensation strategy, increase the administrative costs and adversely affect the ability to recruit and retain qualified employees.
Further, as discussed above, the Basel III Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds that started being phased in on January 1, 2016. See “Regulatory Capital Requirements” above.
The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.
Enforcement Powers of Federal and State Banking Agencies
The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject the Bank and its officers and directors to administrative sanctions and potentially substantial civil money penalties. The DBO also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
Financial Privacy
The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third-parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third-party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
The Volcker Rule
The Volcker Rule generally prohibits banking entities, such as the Bank, the Company and their affiliates and subsidiaries, from engaging in short-term proprietary trading of financial instruments and from owning, sponsoring or having certain relationships with hedge funds or private equity funds (collectively, “covered funds”). The regulations implementing the Volcker Rule provide exemptions for certain activities, including market making, underwriting, hedging, trading in certain government obligations and organizing and offering a covered fund, among others. Although the Volcker Rule has significant implications for many large financial institutions, it does not currently have a material effect on the operations of the Company or the Bank. The Company and the Bank may, however, incur costs if they are required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule in the future.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest, you should carefully consider the risks described below, together with all other information included in this Annual Report. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. As a result, the trading price of our common stock could decline and you could experience a partial or complete loss of your investment. Further, to the extent that any of the information in this Annual Report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Forward-Looking Statements” immediately preceding Part I of this Annual Report.
Risks Related to Our Business
Our business depends on our ability to successfully manage credit risk.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers.
In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and/or results of operations.
An important feature of our credit risk management system is our use of an internal credit risk rating and control system through which we identify, measure, monitor and mitigate existing and emerging credit risk of our borrowers. As this process involves detailed analysis of the borrower or credit risk, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising their judgment, our employees may not always be able to assign an accurate credit rating to a borrower or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating and control system. The credit risk rating and control system may not identify credit risk in our loan portfolio and we may fail to manage credit risk effectively.

Some of our tools and metrics for managing credit risk and other risks are based upon our use of observed historical market behavior and assumptions. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rates and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information.
Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur, or if our model assumptions prove incorrect. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated.
Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we earn on our assets, such as loans, typically rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. However, when deposit competition is strong, the rate of increase in our deposit costs may exceed the rate of increase in the yields on our loans, which was the case in the second and third quarters of 2018, placing pressure on our net interest margins. When interest rates decrease, the rate of interest we earn on our assets, such as loans, typically declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. For the year ended December 31, 2018, total loans were 81.2% of our average interest-earning assets. Our net interest income exhibited a positive 11.0% sensitivity to rising interest rates in a 100 basis point parallel shock at December 31, 2018.
Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets (“NPAs”) and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios. If short-term interest rates decline, and assuming longer term interest rates fall faster, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits, a significant portion of which are time deposits. Such deposit balances can decrease when customers perceive they can earn higher interest on their interest-bearing deposits elsewhere, or alternative investments, such as the stock market, provide a better risk/return tradeoff. If customers move money to other financial institutions, or out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.
Other primary sources of funds consist of cash from operations, investment maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Discount Window and the FHLB. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liabilities, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
Failures to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could reduce the Company’s ability to receive any necessary regulatory approvals for acquisitions or new branch openings. This could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The Bank entered into an informal agreement in January 2018 with the FDIC and DBO that requires the Bank to take certain steps and improve processes and training relating to Bank Secrecy Act and Anti-Money Laundering laws and regulations, and to improve its monitoring of high rate deposits. While we do not expect this informal agreement to change our business strategy, our failure to comply with the informal agreement could have a negative impact on our business, including our ability to establish new branches or LPOs.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2018, the fair value of our securities portfolio was approximately $168.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause OTTI in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities, the performance of the underlying collateral, and the inherent difficulties in determining expected impairment in future periods, we may recognize realized and/or unrealized losses in future periods, which could have a material and adverse effect on our financial condition and results of operations.

Our business depends on our ability to attract and retain Korean-American immigrants as clients.
A significant portion of our business is based on successfully attracting and retaining Asian-American immigrants generally, and first and second generation Korean-American immigrants specifically, as clients for our commercial loans, residential property loans, consumer loans and deposits. We may be limited in our ability to attract Asian-American clients to the extent the U.S. adopts restrictive domestic immigration laws. Changes to the U.S. immigration policies as proposed by the Trump Administration that restrain the flow of immigrants may inhibit our ability to meet our goals and budgets for commercial loans, residential property loans, consumer loans and deposits, which may adversely affect our net interest income and net income.
A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Our business and operations are sensitive to general business and economic conditions in the U.S., generally, and particularly the state of California and the Los Angeles/Orange County region, as well as the greater New York City/New Jersey metropolitan area, where our branch offices are located. Unfavorable or uncertain economic and market conditions in these areas could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. The impact of the Trump administration’s policy changes regarding international trade, tariffs, renewable energy, immigration, domestic taxation, among other actions and policies of the current administration, may have on economic and market conditions is uncertain.
In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia can impact the economy and financial markets here in the U.S. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity and fluctuations in the commercial Federal Housing Administration (“FHA”) financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Our business could be adversely affected by unfavorable economic and market conditions.
The U.S. economic conditions affect our operating results. The U.S. economy has been in a slow-paced nine-year expansion since the Great Recession ended in 2009. This current expansion has been longer than most U.S. expansionary periods in recent history, increasing the probability of a near-term U.S. economic recession. An economic recession adversely affects our operating results because we experience higher loan charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Various market conditions may also negatively affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans. Stock market downturns affect businesses’ ability to raise capital and invest in business expansion. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which adversely affects businesses’ ability to service their debts. An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

•	a decrease in the demand for our loans and other products and services offered by us;

•	a decrease in our deposit balances due to overall reductions in the accounts of customers;

•	a decrease in the value of our investment securities and loans;

•	an increase in the level of nonperforming and classified loans:

•	an increase in provisions for loan losses and loan charge-offs;

•	a decrease in net interest income derived from our lending and deposit gathering activities;

•	a decrease in the Company’s stock price;

•	an increase in our operating expenses associated with attending to the effects of the above-listed circumstances; and/or

•
a decrease in real estate values or a general decrease in capital available to finance real estate transactions, which could have a negative impact on borrowers’ ability to pay off their loans at maturity.

Risks Related to Our Loans
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2018, approximately 81.5% of our loans held-for-investment portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters.
Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability.
Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.
We may suffer losses in our loan portfolio despite our underwriting practices.
We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Nonetheless, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan loss.
Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.
As a result of the organic growth of our loan portfolio over the past several years, a large portion of our loans and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our allowance for loan losses, which could materially and adversely affect our business, financial condition and results of operations.
The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.
We expect that gains on the sale of U.S. government guaranteed loans, primarily 7(a) loans, will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2018 was $5.3 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans.
The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates and current market conditions. Deferred costs are determined using internal analysis of the cost to originate loans, as well as broker cost. Significant errors in assumptions used to compute gains on sale of these loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.

If we breach any of the representations or warranties we make to a purchaser of our mortgage loans, we may be liable to the purchaser for certain costs and damages.
When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Under these agreements, we may be required to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
At December 31, 2018 we had $1.08 billion of commercial loans, consisting of $709.4 million of commercial property loans, $221.3 million of commercial and industrial loans for which real estate is not the primary source of collateral, $120.9 million of SBA property loans, and $27.3 million of construction loans. Commercial loans represented 80.6% of our total loan portfolio at December 31, 2018. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy.
Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential property loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential property loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.
Our high concentration in commercial real estate could cause our regulators to restrict our ability to grow and could adversely affect our results of operations and financial condition.
As a part of their regulatory oversight, in 2006 federal bank regulators issued guidance titled, “Concentrations in Commercial Real Estate Lending, Sound Risk Management,” which we refer to as the CRE Concentration Guidance. Additional guidance which focused on CRE lending, including an Interagency Statement titled, “Statement on Prudent Risk Management for Commercial Real Estate Lending,” has been issued from time to time since 2006 and CRE lending continues to be a significant focus of federal and state bank regulators. These various guidelines and pronouncements were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk.
The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied commercial real estate are not included for purposes of CRE Concentration calculation. As of December 31, 2018, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 253.6% of our total risk-based capital, as compared to 355.1% as of December 31, 2017. The FDIC could become concerned about our CRE loan concentrations, and they could inhibit our organic growth by restricting our ability to execute on our strategic plan.

Our residential property loan product consists primarily of non-qualified residential mortgage loans which may be considered less liquid and riskier than qualified residential mortgage loans.
As of December 31, 2018, our residential property loan portfolio amounted to $233.8 million or 17.5% of our total loans held-for-investment portfolio. As of such date, all of our residential property loans consisted of non-qualified residential mortgage loans. Non-qualified loans are residential loans that do not comply with certain standards set by the Dodd-Frank Act and its related regulations. These non-qualified residential mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two residential mortgage products: a lower loan-to-value, alternative document non-qualified residential mortgage loan, and a qualified residential mortgage loan. We originated non-qualified residential mortgage loans of $111.6 million and $66.1 million, respectively, for the years ended December 31, 2018 and 2017. We originated qualified residential mortgage loans of $5.4 million and $12.8 million, respectively, for the years ended December 31, 2018 and 2017. As of December 31, 2018, our non-qualified residential mortgage loans had a weighted average LTV of 62.1% and a weighted average Fair Isaac Corporation (“FICO”) score of 757.
Our non-qualified residential mortgage loans are designed to assist Asian-Americans who have recently immigrated to the U.S. or are self-employed business owners and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for documentation requirements more accommodative for self-employed borrowers. Non-qualified residential mortgage loans are considered less liquid than qualified residential mortgage loans because such loans cannot be securitized and can only be sold directly to other financial institutions. Such non-qualified residential mortgage loans may be considered riskier than qualified mortgage loans.
Despite the original intention to hold to maturity for our non-qualified residential mortgage loans at the time of origination, we may sell these loans in the secondary market if opportunity arises. However, these loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other investors may change from time to time, which could limit our ability to sell these loans in the secondary market.
Mortgage production, including refinancing activity, historically declines in rising interest rate environments. While we have been experiencing historically low interest rates over the last five years, this low interest rate environment likely will not continue indefinitely. Consequently, when interest rates increase further, our mortgage production may not continue at current levels.
The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.
We originated $117.1 million and $182.5 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2018 and 2017. During the same time periods, we sold $91.7 million and $127.3 million, respectively, of the guaranteed portion of our SBA loans. As of December 31, 2018, we held $153.9 million of SBA loans on our balance sheet, $141.7 million of which consisted of the non-guaranteed portion of SBA loans and $12.1 million or 7.9% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans.
When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected. Further, we generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations could be adversely impacted.
Curtailment of government guaranteed loan programs could affect a segment of our business.
A significant segment of our business consists of originating and periodically selling the U.S. government guaranteed loans, in particular those guaranteed by the SBA. Presently, the SBA guarantees 75% to 85% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program. The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, such guaranteed portion may not remain at its current level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable.

Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations. The gain on sale of SBA loans was $5.3 million and $8.9 million, respectively, or 50.5% and 63.8%, respectively, of the total non-interest income, for the years ended December 31, 2018 and 2017.
The small- and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
We target our business development and marketing strategy primarily to serve the banking and financial services needs of small- to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.
Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Impact Our Business.
Our primary market is located in an earthquake-prone zone in California, which is also subject to other weather or disasters, such as severe rainstorms, wildfire or flood. These events could interrupt our business operations unexpectedly. Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties located in coastal areas at risk to rise in sea level. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us.
Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate impact on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.
Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Real estate construction loans, including land development loans, comprised approximately 2.0% of our total loans held-for-investment portfolio as of December 31, 2018, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.
As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risks because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. Such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the U.S. or locally in the relevant real estate market, a decline in demand for residential property, economic weakness, high rates of unemployment and reduced availability of mortgage credit are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2018, our nonperforming loans (“NPLs”) totaled $1.1 million, or 0.08% of our loans held-for-investment portfolio, and our NPAs, which include NPLs and other real estate owned (“OREO”), totaled $1.1 million, or 0.06% of total assets. A loan becomes an NPL if: (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) payment in full of principal or interest is not expected, or (iii) principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. In addition, we had $377 thousand in accruing loans that were 30-89 days delinquent as of December 31, 2018.
Our NPAs adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, which adversely affects our net income and returns on assets and equity, increases our loan administration costs and adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These NPLs and OREO also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of NPAs requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in NPLs and NPAs, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Our use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. Likewise, once a property goes into foreclosure, we obtain a new appraisal and use such appraisal to value such property on our books until it is subsequently sold.
Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.
As of December 31, 2018, we had no OREO on our books, but in the ordinary course of our business expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s fair value, which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from the appraisals, comparable sales and other estimates used to determine the fair value of our OREO properties.

We are subject to claims and litigation pertaining to intellectual property.
Banking and other financial services companies, such as us, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently pursue litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party.
In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations. Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer the currency may adversely affect an investment in digital currencies.
We may not be able to protect our intellectual property rights, and may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.
Competitors may violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Such litigation can be expensive and time consuming, which could divert management resources and harm our business and financial results. Potential competitors may have the ability to dedicate greater resources to litigate intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
We could be exposed to risk of environmental liabilities with respect to properties to which we take title.
In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows may be materially and adversely affected.
Risks Related to Our Deposits
Competition among U.S. banks for customer deposits is intense and may increase the cost of retaining current deposits or procuring new deposits.
Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing deposit accounts earn interest at rates established by management based on competitive market factors. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products.
A large percentage of our deposits is attributable to a relatively small number of customers, which could adversely affect our liquidity, financial condition and results of operations.
Our ten largest depositor relationships accounted for approximately 7.0% of our deposits at December 31, 2018. Our largest depositor relationship accounted for approximately 1.3% of our deposits at December 31, 2018. The Bank maintained brokered deposits of $42.5 million and $52.5 million, respectively, at December 31, 2018 and 2017. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits. Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate.

The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would be likely to adversely affect our liquidity and require us to raise deposit interest rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.
The Bank’s deposit insurance premium could be higher in the future, which could have a material adverse effect on our future results of operations.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. In 2010, the FDIC increased the DIF’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio, and the FDIC has put in place a restoration plan to restore the DIF to its 1.35% minimum reserve ratio managed by the Dodd-Frank Act by September 30, 2020. If recent increases in premiums are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the DIF, we may be required to pay higher FDIC premiums. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.
Risks Related to Our Management
We are highly dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect its prospects our ability to execute on our strategic plan, existing and prospective customer relationships, growth prospects, and results of operations.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the community banking industry generally, and in community banking focused on Korean-Americans specifically. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies can often be lengthy. Our success depends to a significant degree upon its ability to attract and retain qualified management, loan and deposit origination, administrative, marketing and technical personnel and upon the continued contributions of its management and personnel.
In addition, our continued success will be highly dependent on retaining the current executive management team, which includes, but is not limited to, executive and senior management, finance, lending, credit administration, and other professionals at the Company and the Bank level who work directly with the management team to implement the strategic direction of the Company’s and the Bank’s Boards of Directors. We believe this management team, comprised principally of long-time employees who have worked in the banking industry for a number of years, is integral to implementing our business strategy. The loss of the services of any one of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our Allowance for Loan Losses and Other Accounting Estimates
Accounting estimates and risk management processes rely on analytical models that may prove inaccurate resulting in a material adverse effect on our business, financial condition and results of operations.
The processes we use to estimate probable incurred loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models using those assumptions may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.
If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover potential losses in our loan portfolio.
A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that the Bank has adopted to address this risk may not prevent unexpected losses and such losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. These unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.
Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. Allowance for loan losses, expressed as a percentage of loans held-for-investment, was 0.98%, 1.03% and 1.10%, respectively, at December 31, 2018, 2017 and 2016. Allowance for loan losses is funded from a provision for loan losses, which is a charge to our income statement. Our provision for loan losses, was $1.2 million, $1.8 million and $2.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. Allowance for loan losses reflects our estimate of the probable incurred losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of allowance for loan losses is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning current economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of allowance for loan losses. If our allowance for loan losses is inaccurate, for any of the reasons discussed above (or other reasons), and is inadequate to cover the loan losses that it actually experiences, the resulting losses could have a material and adverse impact on our financial condition and results of operations. Further, we may increase allowance for loan losses in the future, and regulators may also require us to increase allowance for loan losses. Either of these occurrences could also materially and adversely affect our business, financial condition, results of operations and cash flows.
The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.
In the aftermath of the 2007-2008 financial crisis, the FASB, decided to review how banks estimate losses in allowance for loan losses calculation, and it issued the final Current Expected Credit Loss (“CECL”), standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Bank for the fiscal year beginning after December 15, 2019. Financial institutions will be required to use historical information and current conditions to estimate the expected loss over the life of the loan. The Company has formed a committee, developed an implementation plan, and engaged a software vendor to assist the Company to build a model. The Company is in the process of completing a readiness assessment and is engaged in the implementation phase of the project. The Company is working on: (i) developing a new expected loss model with supportable assumptions; (ii) identifying data, reporting, and disclosure gaps; (iii) assessing updates to accounting and credit risk policies; and (iv) documenting new processes and controls.
The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. The Bank may be required to increase its allowance for loan losses as a result of the implementation of CECL.
On April 13, 2018, the Federal Reserve, FDIC, and OCC issued a Notice of Proposed Rulemaking regarding the implementation of CECL methodology for allowances for loan losses and related adjustments to regulatory capital rules. This proposed rule is subject to a 60-day comment period but, if implemented as proposed, the primary impact on the Bank would be that it would be able to phase in over 3 years the adverse effects on regulatory capital that may result from the adoption of CECL. As stated above, the Bank will be required to adopt CECL beginning in the first fiscal year beginning after December 15, 2019.

Risks Related to Our Growth Strategy
We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth because of constrained capital resources or other reasons.
We have grown our consolidated assets from $894.0 million as of December 31, 2014 to $1.70 billion as of December 31, 2018, and our deposits from $802.8 million as of December 31, 2014 to $1.44 billion as of December 31, 2018. We intend to continue to grow our business through organic loan and deposit growth, and we anticipate that much of our future growth will be dependent on our ability to successfully implement our organic growth strategy, which may include establishing additional branches or LPOs in new or existing markets. A risk exists, however, that we will not be able to gain regulatory approval or identify suitable locations and management teams to execute this strategy. Further, our ability to grow organically loan and deposits is dependent on the financial health of our target demographic of Korean-Americans, which is in turn based on the financial health not only of their relevant geographic locations in the U.S. but also more broadly on the economic health of Korea. A decline in economic and business conditions in our market areas or in Korea could have a material impact on our loan portfolio or the demand for our products or services, which in turn may have a material adverse effect on our financial condition and results of operations.
Moreover, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It will also depend, in part, upon our ability to attract deposits, lessen our dependence on larger deposit accounts and identify favorable loan and investment opportunities and upon whether we can continue to fund growth while maintaining cost controls and asset quality, as well as upon other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.
There is risk related to acquisitions.
We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. We may not be successful in identifying or completing any future acquisitions. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization.
If we complete any future acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. We cannot determine all potential events, facts and circumstances that could result in loss and our investigation or mitigation efforts may be insufficient to protect against any such loss.
As we expand our business outside of California markets, we will encounter risks that could adversely affect us.
We primarily operate in California markets with a concentration of Korean-American individuals and businesses as customers. We also currently have branch operations in New York and New Jersey, and LPO operations in various states, and would evaluate additional branch expansion opportunities in other Korean-American populated markets. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our need to hire adequate staffing, attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.
If we cannot attract deposits, our growth may be inhibited.
Our ability to increase our assets in the long term depends in large part on our ability to attract additional deposits at competitive rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers, but our efforts to do so may be unsuccessful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operations in our LPOs have positively affected our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.
We maintain 10 LPOs that primarily originate SBA loans. During 2018, these LPOs accounted for approximately 15.2% of new loans originated by the Bank. Sustaining the expansion of loan production through use of these out of state LPOs depends on a number of factors, including the continued strength of the markets in which our offices are located and identifying, hiring and retaining critical personnel. The strength of these markets could be weakened by anticipated increases in interest rates and any economic downturn. Moreover, competition for successful business developers and relationship managers in the SBA loan industry is fierce, and we may not be able to attract and retain the personnel we need to profitably operate our LPOs. Unsuccessful operation of our out of state LPOs could negatively impact our financial condition and results of operation.
Risks Related to Our Capital
As a result of the Dodd-Frank Act and related rulemaking, we are subject to more stringent capital requirements.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, and issued rules effecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion). Basel III not only increases most of the required minimum regulatory capital ratios but also introduces a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III capital rules became effective as applied to us and the Bank on January 1, 2015 with a phase-in period that extended through January 1, 2019 for many of the changes.
The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.
We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
We face significant capital and other regulatory requirements as a financial institution. We will likely need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and significantly on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or, if we can raise capital, we may not be able to do so on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements or if we fail to raise capital for operations when needed or opportune, our financial condition, liquidity and results of operations would be materially and adversely affected.
Other Risks Related to Our Business
Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.
We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected. See “Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or the financial service industry’s reputation.”

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use could be vulnerable to hardware and cyber-security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber-security breaches and other disruptive problems caused by the internet or other users.
Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers.
We rely heavily on communications, information systems (both internal and provided by third-parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or clients and their employees or other third-parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, clients and other third-parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.
In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cyber-security related incidents have become a material risk in the financial services industry. For example, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information, steal money, or manipulate or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. Other threats of this type may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing,” account takeover, and malware or other cyber-attacks. To date, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.
We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third-party could result in legal liabilities, remediation costs, regulatory actions and reputational harm.
Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cyber-security risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of the following, among other reasons:

•	the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;

•
these threats arise from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third-parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;

•	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;

•
the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

•
the vulnerability of systems to third-parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and

•
our frequent transmission of sensitive information to, and storage of such information by, third-parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

Our investments in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and our conduct of periodic tests of our security systems and processes, may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third-parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third-parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third-parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third-parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.
We are exposed to a various types of credit risk due to interconnectivity in the financial services industry and could be adversely affected by the insolvency of other financial institutions.
Financial services institutions are interrelated based on trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.
Our operations could be interrupted if our third-party service providers experience difficulty in providing their services, terminate their services or fail to comply with banking regulations.
We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties in providing their services or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely and materially affected. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Employee errors could also subject us to financial claims for negligence. Misconduct by our employees could include hiding unauthorized activities from us, conducting improper or unauthorized activities on behalf of our customers or using confidential information improperly. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.
If our internal controls against operational risks fail to prevent or detect an occurrence of such employee error or misconduct, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
Changes in accounting standards could materially impact our financial statements.
From time to time, the FASB or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our need to revise or restate prior period financial statements.
We have a limited service area. This lack of geographic and ethnic diversification increases our risk profile.
Our operations are conducted through thirteen branches located principally in Los Angeles and Orange Counties of Southern California and to a lesser extent in the New York/New Jersey region. As a result of these geographic concentrations, our results depend largely upon economic and business conditions in these areas. Any significant deterioration in economic and business conditions in our service areas could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn could have a material adverse effect on our results of operations. We have attempted to diversify some of our loan business through LPOs in six other states; however, this diversification strategy may not be effective to reduce our geographic and ethnic concentrations.
Further, we have a primary focus of serving the Korean-American business community and certain other ethnic communities within our geographic markets. As a result, negative economic, business or political factors in these ethnic communities as well as in Asia, specifically South Korea, could severely impact our customers and business.
Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or the financial service industry’s reputation.
Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding us or the financial services industry generally. The financial services industry was featured in negative headlines about the global and national credit crisis which commenced in 2007 and the resulting stabilization legislation enacted by the U.S. federal government. These reports, and subsequent negative press regarding systemic fee-churning problems at other institutions, continue to be damaging to the industry’s image and potentially erode confidence in insured financial institutions, such as our banking subsidiary.
In addition, our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performances.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to allowing us to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional and/or superior products to those that we will not be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
We depend on the accuracy and completeness of information provided by customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if those representations are misleading, false, inaccurate or fraudulent and we rely on that materially misleading, false, inaccurate or fraudulent information.
We face strong competition from financial service companies and other companies that offer banking services which could hurt our business.
We conduct our banking operations primarily in Los Angeles and Orange Counties of Southern California and in the New York/New Jersey region, as well as through LPOs in six other states. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We will also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.
In particular, our competitors may have greater resources that may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-market financial intermediaries that have opened LPOs or that solicit deposits in our market areas. If we are unable to attract and retain banking customers in the face of this significant competition, we may be unable to achieve appropriate loan growth and level of deposits and our business, financial condition, results of operations and cash flows will be negatively impacted.
We have limited the circumstances in which our directors will be liable for monetary damages.
We have included in our articles of incorporation a provision to eliminate the liability of directors for monetary damages to the maximum extent permitted by California law. The effect of this provision will be to reduce the situations in which we or our shareholders will be able to seek monetary damages from our directors. Further, we have also included in our bylaws a provision to indemnify our directors and officers and advance litigation expenses to the fullest extent permitted or required by California law, including circumstances in which indemnification is otherwise discretionary.

Adverse conditions in Asia and elsewhere could adversely affect our business.
Because our business focuses on Korean-American individuals and businesses as customers, we are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in South Korea and other regions. The U.S. and global economic policies, military tensions and unfavorable global economic conditions may adversely impact the Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions in Asia, and in South Korea in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.
Legislative and Regulatory Risks
We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DBO and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.
We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.
Current and recent economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect large and small financial institutions, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.
The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the Bureau of Consumer Financial Protection (formerly known as the Consumer Financial Protection Bureau), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.

Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, such applicability may be extended in the future or regulators or other third-parties may seek to impose such requirements on institutions with less than $10 billion in assets, such as the Bank. Although legislation has been introduced to reduce regulatory requirements, compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), which amends parts of the Dodd-Frank Act, as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does make regulatory changes that are favorable to depository institutions with assets under $10 billion, such as the Bank, and to bank holding companies, with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. These and other changes are more fully discussed under “Supervision and Regulation - The Regulatory Relief Act.” Certain provisions of the Regulatory Relief Act favorable to the Company and the Bank require the federal banking agencies to either promulgate regulations or amend existing regulations, and it may take some time for these agencies to implement the necessary regulations or amendments.
New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential property mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
Certain aspects of current or proposed regulatory or legislative changes, including to laws applicable to the financial industry and further changes to the U.S. corporate tax code, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The Federal Reserve, the FDIC and the DBO periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

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
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.
The Federal Reserve may require us to commit capital resources to support the Bank.
As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.
During the second quarter of 2016, the Federal Reserve and the FDIC, along with other U.S. regulatory agencies, jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $3 billion or more in assets. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to compete successfully with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or the adoption of other tax reform policies.
On December 22, 2017, the legislation commonly referred to as the Tax Reform Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets by approximately $1.6 million as a result of the reduction in the federal corporate tax rate for the year ended December 31, 2017. The impact of the Tax Reform Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2018, the Company’s headquarters office is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010. This office is located in the Wilshire Center/Koreatown District of Los Angeles and houses the Company’s management unit, including compliance and Bank Security Act groups, information technology, SBA lending management, branch management, commercial real estate and commercial and industrial lending groups, trade finance, credit administration and administrative groups. The lease expires in September 2023. The Bank leases all of its LPO and retail branch locations. The Bank maintains thirteen branch locations, with eight in Los Angeles County (Koreatown/Mid-Wilshire, Koreatown/W. Olympic, Rowland Heights, Downtown Fashion District, Cerritos, Torrance, Little Tokyo and Western Avenue), three in Orange County (Fullerton, Buena Park and Irvine), and two on the East Coast (Bayside, New York and Fort Lee, New Jersey). The Bank also maintains 10 LPOs located in Irvine, Artesia and Los Angeles, California; Bellevue, Washington; Dallas, Texas; Aurora, Colorado; Atlanta, Georgia; Annandale, Virginia; Chicago, Illinois and New York, New York.
Item 3. Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at December 31, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: PCB) is listed on the NASDAQ Global Select Market. The approximate number of holders of record of the Company’s common stock as of December 31, 2018 was 282. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividend Policy
The Company’s shareholders are entitled to receive dividends only if, when and as declared by the Board of Directors and out of funds legally available therefore. It has been the Company’s policy to pay quarterly dividends to holders of its common stock and the Company currently intends to continue paying quarterly dividends. However, the Board of Directors may change or eliminate the payment of future dividends at its discretion, without notice to the shareholders.
Any future determination to pay dividends to the shareholders will depend on the Company’s results of operations, financial condition, capital requirements, banking regulations, payment of dividends on preferred stock, contractual restrictions and any other factors that the Board of Directors may deem relevant. The Company’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors in determining the payment of dividends. See “Forward-Looking Statements” immediately preceding Part I and Note 10 to the Consolidated Financial Statements included in this Annual Report.
Dividend Restrictions
As a bank holding company, the Company’s ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, the Company is dependent upon the payment of dividends by the Bank as the principal source of funds for the Company to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to its holding company, Pacific City Financial Corporation. See “Supervision and Regulation - The Bank - Dividend Payments.”

Item 6. Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2018	2017	2016	2015	2014
Selected balance sheet data:
Cash and cash equivalents	$162,273	$73,658	$69,951	$76,950	$67,536
Securities available-for-sale	146,991	129,689	82,838	84,847	49,645
Securities held-to-maturity	21,760	21,070	17,584	17,338	12,941
Loans held-for-sale	5,781	5,297	2,150	1,941	17,521
Loans held-for-investment	1,338,682	1,189,999	1,031,112	844,369	732,520
Allowance for loan losses	(13,167)	(12,224)	(11,320)	(9,345)	(9,432)
Total assets	1,697,028	1,441,999	1,226,642	1,042,517	893,960
Total deposits	1,443,753	1,251,290	1,091,812	939,439	802,828
Shareholders’ equity	210,296	142,184	127,007	98,040	86,425
Selected income statement data:
Interest income	$83,699	$65,267	$52,595	$43,271	$37,180
Interest expense	17,951	10,097	7,014	6,231	5,059
Net interest income	65,748	55,170	45,581	37,040	32,121
Provision (reversal) for loan losses	1,231	1,827	2,283	412	(1,097)
Noninterest income	10,454	13,894	13,619	12,779	12,232
Noninterest expense	40,226	35,895	32,514	28,320	25,069
Income before income taxes	34,745	31,342	24,403	21,087	20,381
Income tax expense	10,444	14,939	10,401	8,901	8,562
Net income	24,301	16,403	14,002	12,186	11,819
Preferred stock dividends and discount accretion	—	—	—	—	336
Net income available to common shareholders	24,301	16,403	14,002	12,186	11,483
Per share data:
Earnings per common share, basic	$1.69	$1.22	$1.12	$1.03	$1.00
Earnings per common share, diluted	1.65	1.21	1.11	1.02	1.00
Book value per common share (1)	13.16	10.60	9.48	8.26	7.31
Cash dividends declared per common share	0.12	0.12	0.11	0.08	—
Outstanding share data:
Number of common shares outstanding	15,977,754	13,417,899	13,391,222	11,865,145	11,816,343
Weighted-average common shares outstanding, basic	14,397,075	13,408,030	12,532,807	11,840,528	11,427,639
Weighted-average common shares outstanding, diluted	14,691,370	13,540,293	12,607,990	11,929,503	11,477,424
Selected performance ratios:
Return on average assets	1.53%	1.22%	1.25%	1.25%	1.46%
Return on average shareholders’ equity	14.26%	12.00%	12.47%	13.10%	14.67%
Dividend payout ratio (2)	7.10%	9.84%	9.82%	7.77%	—%
Efficiency ratio (3)	52.79%	51.97%	54.92%	56.85%	56.52%
Yield on average interest-earning assets	5.38%	4.99%	4.82%	4.54%	4.73%
Cost of average interest-bearing liabilities	1.65%	1.14%	0.96%	0.95%	0.93%
Net interest spread	3.73%	3.85%	3.86%	3.59%	3.80%
Net interest margin (4)	4.23%	4.22%	4.18%	3.89%	4.09%
Total loans to total deposits ratio (5)	93.12%	95.53%	94.64%	90.09%	93.42%

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2018	2017	2016	2015	2014
Asset quality:
Loans 30 to 89 days past due and still accruing	$377	$1,341	$2,094	$456	$1,279
Loans past due 90 days or more and still accruing	—	—	—	—	—
Nonaccrual loans	1,061	3,234	1,848	2,372	6,452
Nonperforming assets (6)	1,061	3,333	2,354	2,372	6,452
Net charge-offs	288	923	308	500	2,077
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.03%	0.11%	0.20%	0.05%	0.17%
Nonaccrual loans to loans held-for-investment	0.08%	0.27%	0.18%	0.28%	0.88%
Nonaccrual loans to allowance for loan losses	8.06%	26.46%	16.33%	25.38%	68.41%
Nonperforming assets to total assets	0.06%	0.23%	0.19%	0.23%	0.72%
Allowance for loan losses to loans held-for-investment	0.98%	1.03%	1.10%	1.11%	1.29%
Allowance for loan losses to nonaccrual loans	1,241.00%	377.98%	612.55%	393.97%	146.19%
Net charge-offs to average loans held-for-investment	0.02%	0.08%	0.03%	0.06%	0.31%
Capital ratios:
Shareholders’ equity to total assets	12.39%	9.86%	10.35%	9.40%	9.67%
Average equity to average assets	10.72%	10.20%	10.01%	9.52%	9.95%
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets) (7)	16.28%	12.15%	12.47%	12.26%	N/A
Total capital (to risk-weighted assets)	17.31%	13.20%	13.59%	13.44%	13.69%
Tier 1 capital (to risk-weighted assets)	16.28%	12.15%	12.47%	12.26%	12.44%
Tier 1 capital (to average assets)	12.60%	10.01%	10.48%	9.40%	9.86%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets) (7)	16.19%	12.06%	12.35%	12.07%	N/A
Total capital (to risk-weighted assets)	17.21%	13.12%	13.48%	13.25%	13.34%
Tier 1 capital (to risk-weighted assets)	16.19%	12.06%	12.35%	12.07%	12.09%
Tier 1 capital (to average assets)	12.53%	9.94%	10.38%	9.25%	9.58%

(1)	Shareholders’ equity divided by common shares outstanding.

(2)	Dividends declared per common share divided by basic earnings per common share.

(3)	Noninterest expenses divided by the sum of net interest income and noninterest income.

(4)	Net interest income divided by average total interest-earning assets.

(5)	Total loans include both loans held-for-sale and loans held-for-investment, net of unearned loan costs (fees).

(6)	Nonperforming assets include nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing) and other real estate owned.

(7)	Tier 1 common equity to risk-weighted assets rate became required on January 1, 2015.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with the Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and “Forward Looking Statements” immediately preceding Part I of this Annual Report.
Critical Accounting Policies
The Company follows accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses on the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions
The following is a summary of the more subjective and complex accounting estimates and principles affecting the financial condition and results reported in financial statements. In each area, the Company has identified the variables that management believes to be the most important in the estimation process. The Company uses the best information available to make the estimations necessary to value the related assets and liabilities in each of these areas.
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) and do not affect earnings until realized unless a decline in fair value below amortized cost is considered to be OTTI. The fair values of the Company’s securities are generally determined by reference to quoted prices from reliable independent third party sources and pricing services utilizing observable inputs.
The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if OTTI exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in accumulated other comprehensive income (loss), net of tax. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as accumulated other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

Allowance for Loan Losses
Allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. The Company estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each segment.
The Company determines a separate allowance for loan losses for each portfolio segment. The allowance for loan losses consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.
The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired with measurement of impairment as described above.
If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
General reserves cover non-impaired loans and are based on the Company’s historical loss rates for each portfolio segment, adjusted for the effects of qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce the deferred tax asset to the level at which it is more likely than not that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carry-forward depends on having sufficient taxable income of an appropriate character within the carry-forward periods.

Executive Summary
Net income was $24.3 million for the year ended December 31, 2018, an increase of $7.9 million, or 48.1%, from $16.4 million for the year ended December 31, 2017. The increase was primarily due to an increase in net interest income and decreases in provision for loan losses and income tax expense, partially offset by an increase in noninterest expense and a decrease in noninterest income. For the year ended December 31, 2017, net income was $16.4 million, an increase of $2.4 million, or 17.1%, from $14.0 million for the year ended December 31, 2016. The increase was primarily due to increases in net interest income and noninterest income, and a decrease in provision for loan losses, partially offset by increases in noninterest expense and income tax expense. Diluted earnings per common share was $1.65, $1.21 and $1.11, respectively, for the years ended December 31, 2018, 2017 and 2016.
Total assets were $1.70 billion at December 31, 2018, an increase of $255.0 million, or 17.7%, from $1.44 billion at December 31, 2017. The increase was primarily due to increases in cash and cash equivalents, investment securities, loans held-for-sale and loans held-for-investment. The asset growth was supported by the increase in deposits and capital raise discussed below.
During the third quarter of 2018, the Company successfully completed its IPO for net proceeds of $45.0 million and its common stock began trading on the Nasdaq Global Select Market under the symbol “PCB.”
Financial Highlights

•	Net income totaled $24.3 million or $1.65 per diluted common share for the year ended December 31, 2018;

•	Total assets were $1.70 billion at December 31, 2018, an increase of $255.0 million, or 17.7%, from $1.44 billion at December 31, 2017;

•	Loans held-for-investment, net of deferred costs (fees), were $1.34 billion at December 31, 2018, an increase of $148.7 million, or 12.5%, from $1.19 billion at December 31, 2017; and

•	Total deposits were $1.44 billion at December 31, 2018, an increase of $192.5 million, or 15.4%, from $1.25 billion at December 31, 2017.

•	Diluted earnings per common share was $1.65, $1.21 and $1.11, respectively, for the years ended December 31, 2018, 2017 and 2016.

•	Net interest margin was 4.23%, 4.22% and 4.18%, respectively, for the years ended December 31, 2018, 2017 and 2016.
Result of Operations
Net Interest Income
A principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities and changes in the yields earned on interest earning assets and the rates paid on interest bearing liabilities.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$1,264,166	$76,837	6.08%	$1,111,248	$61,516	5.54%	$961,482	$50,058	5.21%
U.S. government agencies	23,671	576	2.43%	24,762	571	2.31%	20,928	460	2.20%
Mortgage backed securities	70,971	1,717	2.42%	57,171	1,110	1.94%	45,822	797	1.74%
Collateralized mortgage obligation	53,312	1,272	2.39%	36,660	746	2.03%	21,032	337	1.60%
Municipal securities tax exempt (2)	6,312	159	2.52%	8,319	187	2.25%	7,613	147	1.93%
Interest-bearing deposits in other financial institutions	130,453	2,539	1.95%	62,327	690	1.11%	28,413	145	0.51%
FHLB and other bank stock	7,174	599	8.35%	6,310	447	7.08%	5,452	651	11.94%
Total interest-earning assets	1,556,059	83,699	5.38%	1,306,797	65,267	4.99%	1,090,742	52,595	4.82%
Noninterest-earning assets:
Cash and cash equivalents	19,079			16,973			15,848
Allowances for loan losses	(12,632)			(11,435)			(10,170)
Other assets	26,827			27,793			25,990
Total noninterest earning assets	33,274			33,331			31,668
Total assets	$1,589,333			$1,340,128			$1,122,410
Interest-bearing liabilities:
Deposits:
MMDA and Super NOW	$287,131	3,477	1.21%	$320,701	3,244	1.01%	$250,736	2,264	0.90%
Savings	8,613	26	0.30%	8,873	25	0.28%	9,500	26	0.27%
Time deposits	758,029	13,837	1.83%	539,068	6,480	1.20%	468,953	4,719	1.01%
Borrowings	34,904	611	1.75%	20,384	348	1.71%	1,194	5	0.42%
Total interest-bearing liabilities	1,088,677	17,951	1.65%	889,026	10,097	1.14%	730,383	7,014	0.96%
Noninterest-bearing liabilities:
Demand deposits	319,832			305,354			271,628
Other liabilities	10,395			9,026			8,092
Total noninterest-bearing liabilities	330,227			314,380			279,720
Total liabilities	1,418,904			1,203,406			1,010,103
Shareholders’ equity	170,429			136,722			112,307
Total liabilities and shareholders’ equity	$1,589,333			$1,340,128			$1,122,410
Net interest income		$65,748			$55,170			$45,581
Net interest spread (3)			3.73%			3.85%			3.86%
Net interest margin (4)			4.23%			4.22%			4.18%
Cost of funds (5)			1.27%			0.85%			0.70%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $515 thousand, $559 thousand and $639 thousand are included in the interest income for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Year Ended December 31, 2018 vs. 2017			Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$8,465	$6,856	$15,321	$7,797	$3,661	$11,458
Investment securities	563	547	1,110	575	298	873
Other interest-earning assets	1,143	858	2,001	817	(476)	341
Total interest income	10,171	8,261	18,432	9,189	3,483	12,672
Interest paid on:
Savings, NOW, and money market deposits	(336)	570	234	610	369	979
Time deposits	2,632	4,725	7,357	706	1,055	1,761
Other borrowings	248	15	263	80	263	343
Total interest expense	2,544	5,310	7,854	1,396	1,687	3,083
Change in net interest income	$7,627	$2,951	$10,578	$7,793	$1,796	$9,589

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net interest income was $65.7 million for the year ended December 31, 2018, an increase of $10.6 million, or 19.2%, from $55.2 million for the year ended December 31, 2017. The increase was primarily due to a 19.1% increase in average balance of interest-earning assets and a 39 basis point increase in average yield on interest-earning assets, partially offset by a 22.5% increase in average balance of interest-bearing liabilities and a 51 basis point increase in average cost of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth and the capital raise completed during the year ended December 31, 2018. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the current rising interest rate environment.
Interest Income. Total interest income was $83.7 million for the year ended December 31, 2018, an increase of $18.4 million, or 28.2%, from $65.3 million for the year ended December 31, 2017.
Interest and fees on loans was $76.8 million for the year ended December 31, 2018, an increase of $15.3 million, or 24.9%, from $61.5 million for the year ended December 31, 2017. The increase was primarily due to a 13.8% increase in average balance and a 54 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth across the entire loan portfolio primarily in residential property, commercial property, and commercial term and lines of credit. The increase in average yield was primarily due to the increase in market rates, which in turn was driven largely by increases in the federal funds rate.
Interest on investment securities was $3.7 million for the year ended December 31, 2018, an increase of $1.1 million, or 42.5%, from $2.6 million for the year ended December 31, 2017. The increase was primarily due to a 21.6% increase in average balance and a 35 basis point increase in average yield. The Company purchased $2.1 million of securities held-to-maturity and $42.0 million of securities available-for-sale during the year ended December 31, 2018. These purchases increased the average yield as these securities were purchased in a higher market rate environment. For the years ended December 31, 2018 and 2017, average yield on total investment securities was 2.41% and 2.06%, respectively.
Interest income on other interest-earning assets was $3.1 million for the year ended December 31, 2018, an increase of $2.0 million, or 176.0%, from $1.1 million for the year ended December 31, 2017. The increase was primarily due to a 100.5% increase in average balance and a 62 basis point increase in average yield. The increase in average balance was primarily due to net proceeds from the Company’s IPO of $45.0 million and an increase in deposits. The increase in average yield was primarily due to an increase in the federal funds rate. For the years ended December 31, 2018 and 2017, yield on total other interest-earning assets was 2.28% and 1.66%, respectively.
Interest Expense. Interest expense on interest-bearing liabilities was $18.0 million for the year ended December 31, 2018, an increase of $7.9 million, or 77.8%, from $10.1 million for the year ended December 31, 2017.

Interest expense on deposits was $17.3 million for the year ended December 31, 2018, an increase of $7.6 million, or 77.9%, from $9.7 million for the year ended December 31, 2017. The increase was primarily due to a 21.3% increase in average balance and a 53 basis point increase in average cost. The increase in average balance was primarily due to an increase in time deposits, partially offset by a decrease in MMDA and Super NOW accounts. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in the Company’s deposit target markets. For the years ended December 31, 2018 and 2017, average cost on interest-bearing deposits was 1.65% and 1.12%, respectively.
Interest expense on other borrowings was $611 thousand for the year ended December 31, 2018, an increase of $263 thousand, or 75.6%, from $348 thousand for the year ended December 31, 2017. The Bank has utilized FHLB advances since June 2017 for liquidity management. During the year ended December 31, 2018, the Bank did not renew the maturing borrowings of $10.0 million as the Bank maintained a sufficient level of on-balance sheet liquidity.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net interest income was $55.2 million for the year ended December 31, 2017, an increase of $9.6 million, or 21.0%, from $45.6 million for the year ended December 31, 2016. The increase was primarily due to a 19.8% increase in average balance of interest-earning assets and a 17 basis point increase in average yield on interest-earning assets, partially offset by a 21.7% increase in average balance of interest-bearing liabilities and an 18 basis point increase in average cost on interest-bearing liabilities. The increase in average balance was primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the rising interest rate environment.
Interest Income. Total interest income was $65.3 million for the year ended December 31, 2017, an increase of $12.7 million, or 24.1%, from $52.6 million for the year ended December 31, 2016.
Interest and fees on loans was $61.5 million for the year ended December 31, 2017, an increase of $11.5 million, or 22.9%, from $50.1 million for the year ended December 31, 2016. The increase was primarily due to a 15.6% increase in average balance and a 33 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth across the entire loan portfolio. The increase in average yield was primarily due to the increase in market rates, which in turn was driven largely by increases in the federal funds rate.
Interest on investment securities was $2.6 million for the year ended December 31, 2017, an increase of $873 thousand, or 50.1%, from $1.7 million for the year ended December 31, 2016. The increase was primarily due to a 33.0% increase in average balance and a 23 basis point increase in average yield. The Company purchased $6.1 million of securities held-to-maturity and $66.9 million of securities available-for-sale during the year ended December 31, 2017. These purchases increased the average yield as these securities were purchased in a higher market rate environment. For the years ended December 31, 2017 and 2016, yield on total securities was 2.06% and 1.83%, respectively.
Interest income on other interest-earning assets was $1.1 million for the year ended December 31, 2017, an increase of $341 thousand, or 42.8%, from $796 thousand for the year ended December 31, 2016. The increase was primarily due to a 102.7% increase in average balance, partially offset by a 69 basis point decrease in average yield. The increase in average balance was primarily due to increases in deposits and borrowings. The decrease in average yield was primarily due to a decrease in dividend income on FHLB and other bank stock, partially offset by an increase in federal funds rate. For the years ended December 31, 2017 and 2016, yield on total other interest-earning assets was 1.66% and 2.35%, respectively.
Interest Expense. Interest expense on interest-bearing liabilities was $10.1 million for the year ended December 31, 2017, an increase of $3.1 million, or 44.0%, from $7.0 million for the year ended December 31, 2016.
Interest expense on deposits was $9.7 million for the year ended December 31, 2017, an increase of $2.7 million, or 39.1%, from $7.0 million for the year ended December 31, 2016. The increase was primarily due to a 19.1% increase in average balance and a 16 basis point increase in average cost. The increase in average balance was primarily due to increases in time deposits, and MMDA and Super NOW accounts. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in the Company’s deposit target markets. For the years ended December 31, 2017 and 2016, average cost on interest-bearing deposits was 1.12% and 0.96%, respectively.
Interest expense on other borrowings was $348 thousand for the year ended December 31, 2017, an increase of $343 thousand from $5 thousand for the year ended December 31, 2016. The Bank has utilized FHLB advances since June 2017 in order to enhance the liquidity level during the year.
Provision for Loan Losses
Provision for loan losses was $1.2 million, $1.8 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016. The Company has recognized additional provision for loan losses primarily due to an increase in the loans held-for-investment balance. See further discussion in “Allowance for Loan Losses.”

Noninterest Income
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2018	2017
Service charges and fees on deposits	$1,500	$1,377	$123	8.9%
Loan servicing income	2,160	2,446	(286)	(11.7)%
Gain on sale of loans	5,560	9,000	(3,440)	(38.2)%
Other income	1,234	1,071	163	15.2%
Total noninterest income	$10,454	$13,894	$(3,440)	(24.8)%

Service charges and fees on deposits increased primarily due to an increase in the level of transactional based deposit accounts.
Loan servicing income decreased primarily due to an increased amortization of servicing assets from increased pay-offs of loans being serviced during the year ended December 31, 2018, partially offset by an increase in servicing income. Servicing income increased due to an increase in the average balance of servicing portfolio. Underlying SBA and residential property loans being serviced were $460.9 million and $45.7 million, respectively, at December 31, 2018, and $474.9 million and $53.3 million, respectively, at December 31, 2017
Gain on sale of loans decreased primarily due to decreases in sales volume and premiums on SBA loans. The Company sold SBA loans of $91.7 million with a gain of $5.3 million, residential property loans of $11.6 million with a gain of $220 thousand, and other loans of $1.9 million with a gain of $62 thousand during the year ended December 31, 2018. During the year ended December 31, 2017, the Company sold SBA loans of $127.3 million with a gain of $8.9 million and residential property loans of $12.4 million with a gain of $131 thousand.
Other income included wire and remittance fees of $472 thousand and $431 thousand, respectively, and debit card interchange fees of $221 thousand and $203 thousand, respectively, for the years ended December 31, 2018 and 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2017	2016
Service charges and fees on deposits	$1,377	$1,457	$(80)	(5.5)%
Loan servicing income	2,446	2,159	287	13.3%
Gain on sale of loans	9,000	8,912	88	1.0%
Gain on sale of securities available-for-sale	—	8	(8)	(100.0)%
Other income	1,071	1,083	(12)	(1.1)%
Total noninterest income	$13,894	$13,619	$275	2.0%

Service charges and fees on deposits decreased primarily due to a decrease in the level of transactional based deposit accounts.
Loan servicing income increased primarily due to an increase in average balance of servicing portfolio. Underlying SBA and residential property loans being serviced were $474.9 million and $53.3 million, respectively, at December 31, 2017, and $423.8 million and $69.0 million, respectively, at December 31, 2016
Gain on sale of loans increased primarily due to increases in sales volume and premiums on SBA loans. The Company sold SBA loans of $127.3 million with a gain of $8.9 million and residential property loans of $12.4 million with a gain of $131 thousand during the year ended December 31, 2017. During the year ended December 31, 2016, the Company sold SBA loans of $119.3 million with a gain of $8.1 million and residential property loans of $45.3 million with a gain of $833 thousand.
Other income included wire and remittance fees of $431 thousand and $383 thousand, respectively, and debit card interchange fees of $203 thousand and $189 thousand, respectively, for the years ended December 31, 2017 and 2016.

Noninterest Expense
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2018	2017
Salaries and employee benefits	$24,473	$22,829	$1,644	7.2%
Occupancy and equipment	4,992	4,426	566	12.8%
Professional fees	2,176	1,842	334	18.1%
Marketing and business promotion	2,010	1,647	363	22.0%
Data processing	1,220	1,074	146	13.6%
Director fees and expenses	942	757	185	24.4%
Loan related expenses	353	437	(84)	(19.2)%
Regulatory assessments	544	423	121	28.6%
Other expenses	3,516	2,460	1,056	42.9%
Total noninterest expense	$40,226	$35,895	$4,331	12.1%

Salaries and employee benefits increased primarily due to an increase in the number of employees to support continued growth, as well as annual salary increases. The number of full-time equivalent employees averaged 235.0 for the year ended December 31, 2018 compared to 218.1 for the year ended December 31, 2017.
Occupancy and equipment expense increased primarily due to the opening of a New York branch in September 2017.
Professional fees increased primarily due to increased audit and other professional services as the Company became a public company and additional expenses related to the listing of the Company’s shares of common stock on the Nasdaq Global Select Market during the year ended December 31, 2018.
Marketing and business promotion expense increased primarily due to continuing efforts to grow exposure to the market, which the Company believes would help the growth of loans and deposits.
Data processing expense increased primarily due to the impact of increased processing costs from a greater number of accounts and transactions.
Director fees and expenses increased primarily due to the increase in directors’ fee and two additional board members each since April 2017 and January 2018.
Loan related expense decreased primarily due to a decrease in SBA guarantee fee paid.
Regulatory assessment expense increased primarily due to the Bank’s balance sheet growth.
Other expense increased primarily due to an increase in general operating expenses and a one-time expense of $577 thousand for a reimbursement for a SBA loan guarantee previously paid by the SBA on a loan originated in 2007 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guaranty. Other than the reimbursement to the SBA, other expenses primarily included office expense of $1.6 million and $1.3 million, respectively, and armed guard expense of $504 thousand and $433 thousand, respectively, for the years ended December 31, 2018 and 2017, respectively.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2017	2016
Salaries and employee benefits	$22,829	$19,944	$2,885	14.5%
Occupancy and equipment	4,426	4,337	89	2.1%
Professional fees	1,842	1,997	(155)	(7.8)%
Marketing and business promotion	1,647	1,449	198	13.7%
Data processing	1,074	943	131	13.9%
Director fees and expenses	757	708	49	6.9%
Loan related expenses	437	341	96	28.2%
Regulatory assessments	423	460	(37)	(8.0)%
Other expenses	2,460	2,335	125	5.4%
Total noninterest expense	$35,895	$32,514	$3,381	10.4%

Salaries and employee benefits increased primarily due to an increase in the number of employees to support continued growth, as well as annual salary increases, and increases in employee bonus and incentive compensation, and other employee benefit costs. The number of full-time equivalent employees averaged 218.1 for the year ended December 31, 2017 compared to 203.6 for the year ended December 31, 2016.
Occupancy and equipment expense increased primarily due to the opening of a New York branch in September 2017.
Professional fees decreased primarily due to decreased audit and other professional services during the year ended December 31, 2017.
Marketing and business promotion expense increased primarily due to continuing efforts to grow exposure to the market, which the Company believes would help the growth of loans and deposits.
Data processing expense increased primarily due to the impact of increased processing costs from a greater number of accounts and transactions.
Director fees and expenses increased primarily due to the increase in directors’ fee and one additional board member since April 2017.
Loan related expense increased primarily due to an increase in loan transactions that resulted from growth in the loan portfolio and loan origination.
Regulatory assessment expense decreased primarily due to a decrease in FDIC quarterly assessment rate, partially offset by the Bank’s balance sheet growth.
Other expense increased primarily due to an increase in general operating expenses. Other expenses primarily included office expense of $1.3 million and $1.2 million, respectively, and armed guard expense of $433 thousand and $363 thousand, respectively, for the years ended December 31, 2017 and 2016, respectively.
Income Tax Expense
Income tax expense was $10.4 million, $14.9 million and $10.4 million, respectively, and the effective tax rate was 30.1%, 47.7% and 42.6%, respectively, for the years ended December 31, 2018, 2017 and 2016. The decrease in effective tax rate for the year ended December 31, 2018 compared to the years ended December 31, 2017 and 2016 was primarily due to a decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective on January 1, 2018. The increase in effective tax rate for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the revaluation of deferred tax assets and liabilities of $1.6 million from the Tax Reform Act.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The Company’s investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income (loss), net of tax, as a component of shareholders’ equity.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	December 31,
	2018			2017
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$68,975	$67,921	$(1,054)	$52,565	$51,904	$(661)
Collateralized mortgage obligations	56,625	55,649	(976)	51,459	50,485	(974)
SBA loan pool securities	23,144	22,632	(512)	25,231	24,925	(306)
Municipal bonds	784	789	5	2,376	2,375	(1)
Total securities available-for-sale	$149,528	$146,991	$(2,537)	$131,631	$129,689	$(1,942)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$16,659	$16,057	$(602)	$15,807	$15,558	$(249)
Municipal bonds	5,101	5,095	(6)	5,263	5,439	176
Total securities held-to-maturity	$21,760	$21,152	$(608)	$21,070	$20,997	$(73)

Total investment securities were $168.8 million at December 31, 2018, an increase of $18.0 million, or 11.9%, from $150.8 million at December 31, 2017. The increase was primarily due to purchases of $44.0 million, partially offset by principal paydowns of $24.7 million, net premium amortization of $790 thousand and a decrease in fair value of securities available-for-sale of $595 thousand.
In accordance with FASB Accounting Standard Codification (“ASC”) 320, Investments - Debt and Equity Securities, the Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security.
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2018 and December 31, 2017 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2018 and 2017. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized at December 31, 2018 and 2017.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of December 31, 2018:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$1,021	1.53%	$15,171	2.32%	$52,783	2.68%	$68,975	2.59%
Collateralized mortgage obligations	—	—%	—	—%	6,154	1.91%	50,471	2.68%	56,625	2.59%
SBA loan pool securities	—	—%	—	—%	4,306	2.59%	18,838	2.48%	23,144	2.50%
Municipal bonds	—	—%	—	—%	784	2.70%	—	—%	784	2.70%
Total securities available-for-sale	$—	—%	$1,021	1.53%	$26,415	2.28%	$122,092	2.65%	$149,528	2.58%
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$—	—%	$927	1.82%	$1,486	1.88%	$14,246	2.97%	$16,659	2.81%
Municipal bonds	133	1.54%	1,435	2.65%	1,216	2.93%	2,317	4.83%	5,101	3.67%
Total securities held-to-maturity	$133	1.54%	$2,362	2.32%	$2,702	2.35%	$16,563	3.23%	$21,760	3.01%

Loans Held-For-Sale
Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred to held-for-sale at the lower of cost or fair value. Certain loans are transferred to held-for-sale with write-downs to allowance for loan losses.
The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Real estate loans:
Residential property	$—	270	$—	417	13,387
SBA property	5,481	3,857	—	1,024	2,666
Total real estate loans	5,481	4,127	—	1,441	16,053
Commercial and industrial loans:
SBA commercial term	300	1,170	2,150	500	1,468
Total commercial and industrial loans	300	1,170	2,150	500	1,468
Loans held-for-sale	$5,781	5,297	$2,150	1,941	17,521

Loans held-for-sale were $5.8 million at December 31, 2018, an increase of $484 thousand, or 9.1%, from $5.3 million at December 31, 2017. The increase was primarily due to originations of $99.9 million and transfers from loans held-for-investment of $8.1 million, partially offset by sales of $105.4 million.

Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	709,409	53.1%	662,031	55.5%	596,392	57.8%	484,749	57.5%	417,014	56.9%
Residential property	233,816	17.5%	168,560	14.2%	140,419	13.6%	129,215	15.3%	115,111	15.7%
SBA property	120,939	9.0%	131,740	11.1%	105,221	10.2%	87,926	10.4%	75,656	10.3%
Construction	27,323	2.0%	23,117	1.9%	14,973	1.5%	2,091	0.2%	38	—%
Total real estate loans	1,091,487	81.6%	985,448	82.7%	857,005	83.1%	703,981	83.4%	607,819	82.9%
Commercial and industrial loans:
Commercial term	102,133	7.6%	77,402	6.5%	64,898	6.3%	51,721	6.1%	46,379	6.3%
Commercial lines of credit	80,473	6.0%	60,822	5.1%	45,143	4.4%	30,697	3.6%	22,473	3.1%
SBA commercial term	27,147	2.0%	30,376	2.6%	26,643	2.6%	25,466	3.0%	21,990	3.0%
Trade finance	11,521	0.9%	1,929	0.2%	3,551	0.3%	3,252	0.4%	3,410	0.5%
Total commercial and industrial loans	221,274	16.5%	170,529	14.4%	140,235	13.6%	111,136	13.1%	94,252	12.9%
Other consumer loans	25,921	1.9%	34,022	2.9%	33,872	3.3%	29,252	3.5%	30,449	4.2%
Loans held-for-investment	1,338,682	100.0%	1,189,999	100.0%	1,031,112	100.0%	844,369	100.0%	732,520	100.0%
Allowance for loan losses	(13,167)		(12,224)		(11,320)		(9,345)		(9,432)
Net loans held-for-investment	$1,325,515		$1,177,775		$1,019,792		$835,024		$723,088

Loans held-for-investment were $1.34 billion at December 31, 2018, an increase of $148.7 million, or 12.5%, from $1.19 billion at December 31, 2017. The increase was primarily due to new funding of $454.6 million and advances of $128.2 million, partially offset by paydowns and payoffs of $425.1 million, transfers to loans held-for-sale of $8.1 million and charge-offs of $1.0 million. The decrease in SBA loans in 2018 was primarily due to a lower production. The Company originated $117.1 million and $182.5 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2018 and 2017. The increase in trade finance was primarily due to new loans with an aggregate outstanding balance of $9.4 million at December 31, 2018.

The following table shows the contractual maturities of loans held-for-investment and the distribution between fixed and floating interest rate loans at December 31, 2018:

($ in thousands)	Within One Year	Due After One Year to Five Years	Due After Five Years	Total
Real estate loans:
Commercial property	$106,073	$429,254	$174,082	$709,409
Residential property	—	—	233,816	233,816
SBA property	—	78	120,861	120,939
Construction	27,323	—	—	27,323
Total real estate loans	133,396	429,332	528,759	1,091,487
Commercial and industrial loans:
Commercial term	2,892	57,513	41,728	102,133
Commercial lines of credit	80,071	402	—	80,473
SBA commercial term	40	2,746	24,361	27,147
Trade finance	11,521	—	—	11,521
Total commercial and industrial loans	94,524	60,661	66,089	221,274
Other consumer loans	3,435	22,436	50	25,921
Loans held-for-investment	$231,355	$512,429	$594,898	$1,338,682
Loans with variable (floating) interest rates	$208,127	$342,315	$328,306	$878,748
Loans with predetermined (fixed) interest rates	23,228	170,114	266,592	459,934
Total	$231,355	$512,429	$594,898	$1,338,682

Allowance for loan losses
The following table reflects allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
($ in thousands)	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans
Real estate loans:
Commercial property	6,216	53.1%	6,366	55.5%	5,904	57.8%	3,615	57.5%	3,797	56.9%
Residential property	1,152	17.5%	833	14.2%	674	13.6%	527	15.3%	691	15.7%
SBA property	1,225	9.0%	1,124	11.1%	801	10.2%	822	10.4%	942	10.3%
Construction	511	2.0%	184	1.9%	118	1.5%	10	0.2%	1	—%
Total real estate loans	9,104	81.6%	8,507	82.7%	7,497	83.1%	4,974	83.4%	5,431	82.9%
Commercial and industrial loans:
Commercial term	1,525	7.6%	1,513	6.5%	1,828	6.3%	1,408	6.1%	2,146	6.3%
Commercial lines of credit	1,271	6.0%	1,091	5.1%	777	4.4%	1,692	3.6%	341	3.1%
SBA commercial term	909	2.0%	909	2.6%	990	2.6%	1,000	3.0%	1,180	3.0%
Trade finance	172	0.9%	35	0.2%	62	0.3%	52	0.4%	34	0.5%
Total commercial and industrial loans	3,877	16.5%	3,548	14.4%	3,657	13.6%	4,152	13.1%	3,701	12.9%
Other consumer loans	186	1.9%	169	2.9%	166	3.3%	219	3.5%	300	4.2%
Total	13,167	100.0%	12,224	100.0%	11,320	100.0%	9,345	100.0%	9,432	100.0%

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses:
Balance at beginning of year	$12,224	$11,320	$9,345	$9,432	$12,606
Charge-offs:
Real estate	381	168	—	622	488
Commercial and industrial	272	1,320	729	597	2,601
Other consumer	356	88	38	131	114
Total charge-offs	1,009	1,576	767	1,350	3,203
Recoveries on loans previously charged off
Real estate	213	1	1	35	255
Commercial and industrial	356	580	406	687	782
Other consumer	152	72	52	128	89
Total recoveries	721	653	459	850	1,126
Net charge-offs	288	923	308	500	2,077
Provision (reversal) for loan losses	1,231	1,827	2,283	413	(1,097)
Balance at end of year	$13,167	$12,224	$11,320	$9,345	$9,432
Loans held-for-investment:
Balance at end of year	$1,338,682	$1,189,999	$1,031,112	$844,369	$732,520
Average balance	1,254,512	1,099,725	942,037	792,840	670,374
Ratios:
Net charge-offs to average loans held-for-investment	0.02%	0.08%	0.03%	0.06%	0.31%
Allowance for loan losses to loans held-for-investment	0.98%	1.03%	1.10%	1.11%	1.29%

The decrease in allowance for loan losses to loans held-for-investment ratio was primarily due to the decreases in historical loss rate and reserve on loans individually evaluated for impairment based on management’s overall analysis of the loan portfolio.

Loans 30 to 89 Days Past Due and Still Accruing
The following table presents a summary of loans 30 to 89 days past due and still accruing as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Real estate loans:
Commercial property	$—	$—	$—	$—	$38
Residential property	95	1,045	—	—	194
SBA property	183	—	—	172	739
Total real estate loans	278	1,045	—	172	971
Commercial and industrial loans:
Commercial term	—	—	442	—	56
Commercial lines of credit	—	—	1,500	—	—
SBA commercial term	—	2	37	34	47
Total commercial and industrial loans	—	2	1,979	34	103
Other consumer loans	99	294	115	250	205
Total	$377	$1,341	$2,094	$456	$1,279

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total NPLs and NPAs as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Real estate loans:
Commercial property	$—	$318	$57	$78	$534
Residential property	302	730	—	—	—
SBA property	540	1,810	602	998	1,109
Total real estate loans	842	2,858	659	1,076	1,643
Commercial and industrial loans:
Commercial term	—	4	169	706	3,905
Commercial lines of credit	—	10	115	—	90
SBA commercial term	203	338	866	554	723
Total commercial and industrial loans	203	352	1,150	1,260	4,718
Other consumer loans	16	24	39	36	91
Total nonaccrual loans	1,061	3,234	1,848	2,372	6,452
Loans past due 90 days or more still on accrual	—	—	—	—
Total nonperforming loans	1,061	3,234	1,848	2,372	6,452
Other real estate owned	—	99	506	—	—
Total nonperforming assets	$1,061	$3,333	$2,354	$2,372	$6,452
Nonperforming loans to loans held-for-investment	0.08%	0.27%	0.18%	0.28%	0.88%
Nonperforming assets to total assets	0.06%	0.23%	0.19%	0.23%	0.72%

Total NPLs were $1.1 million at December 31, 2018, a decrease of $2.2 million, or 67.2%, from $3.2 million at December 31, 2017. The decrease was primarily due to payoffs and paydowns of $2.2 million and charge-offs of $251 thousand, partially offset by loans placed on nonaccrual status during the year ended December 31, 2018 of $467 thousand.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believe the borrower will eventually overcome those circumstances and repay the loan in full.
Additional income of approximately $59 thousand would have been recorded during the year ended December 31, 2018, had these loans been paid in accordance with their original terms throughout the periods indicated.
CRE Concentration
The Bank has policies and procedures in place to monitor compliance with the CRE Concentration Guidance. The Bank has set targets for CRE concentration limits as a percentage of total capital in accordance with interagency guidelines and actively manages the Bank’s exposure to CRE lending. The Bank’s construction and land development loans remain a small portion of the loan portfolio and as a percentage of total capital (as defined by the federal bank regulators) were 13.5% and 15.7%, respectively, at December 31, 2018 and 2017. As of December 31, 2018, using regulatory definitions in the CRE Concentration Guidance, CRE loans represented 253.6% of total risk-based capital, as compared to 355.1%, 352.1%, 359.2% and 355.4% as of December 31, 2017, 2016, 2015 and 2014, respectively. The reduction in CRE concentration ratio was primarily due to the additional capital from the Company’s IPO during the year ended December 31, 2018.
The management believes that the Bank has a robust risk management framework in place for CRE concentration issues including board approved CRE concentration contingency plans. The CRE concentration contingency plan contains overview of the Bank’s strategies to mitigate and manage the concentration risks including the plans to maintain stable capital levels, having access to additional capital, maintaining adequate amount of allowance for loan losses, potentially implementing more conservative growth/lending strategies if necessary, maintaining liquidity within the CRE portfolio, and strengthening the loan workout infrastructure.
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

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Real estate loans:
Commercial property	$—	$318	$435	$486	$531
SBA property	315	1,373	1,540	1,899	2,177
Total real estate loans	315	1,691	1,975	2,385	2,708
Commercial and industrial loans:
Commercial term	68	199	458	1,189	4,692
Commercial lines of credit	—	10	115	—	—
SBA commercial term	180	367	311	512	782
Total commercial and industrial loans	248	576	884	1,701	5,474
Other consumer loans	—	—	—	—	104
Total TDRs	$563	$2,267	$2,859	$4,086	$8,286
Total nonaccrual TDRs	$131	$1,675	$663	$1,562	$5,229

Total TDRs were $563 thousand at December 31, 2018, a decrease of $1.7 million, or 75.2%, from $2.3 million at December 31, 2017. The decrease was primarily due to payoffs and paydowns of $1.5 million and charge-offs of $227 thousand.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits.
Total deposits were $1.44 billion at December 31, 2018, an increase of $192.5 million, or 15.4%, from $1.25 billion at December 31, 2017. The increase was primarily due to increases in time deposits of $186.5 million and noninterest-bearing demand accounts of $10.2 million, partially offset by a decrease in savings, NOW and money market accounts of $4.3 million. As of December 31, 2018 and 2017, total deposits were comprised of 22.8% and 25.5%, respectively, of noninterest-bearing demand accounts, 21.7% and 25.4%, respectively, of savings, NOW and money market accounts and 55.5% and 49.1%, respectively, of time deposits.
Time deposits from California State Treasurer totaled $100.0 million and $100.0 million, respectively, and brokered time deposits totaled $42.5 million and $52.5 million, respectively, at December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company’s directors and shareholders with deposits over $250,000 totaled $5.4 million and $8.2 million, respectively, or 0.7% and 1.1%, respectively, of all of deposit relationships over $250,000.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
December 31, 2018
Time deposits less than $100,000	$38,772	$28,829	$74,628	$19,771	$2,289	$164,289
Time deposits of $100,000 through $250,000	131,190	45,398	157,047	21,710	—	355,345
Time deposits of more than $250,000	144,225	40,224	84,502	12,288	—	281,239
Total	$314,187	$114,451	$316,177	$53,769	$2,289	$800,873
December 31, 2017
Time deposits less than $100,000	$24,230	$18,357	$53,903	$56,294	$2,831	$155,615
Time deposits of $100,000 or more and less than $250,000	56,502	42,986	112,071	17,350	—	228,909
Time deposits of $250,000 or more	131,705	35,558	46,832	15,767	—	229,862
Total	$212,437	$96,901	$212,806	$89,411	$2,831	$614,386

Other Borrowings
FHLB advances
Other than deposits, the Company also utilized FHLB advances as a supplementary funding source to finance operations. FHLB advances are collateralized by commercial property loans. At December 31, 2018 and 2017, total borrowings were $30.0 million and $40.0 million, respectively.
Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $210.3 million at December 31, 2018, an increase of $68.1 million, or 47.9%, from $142.2 million at December 31, 2017. The increase was primarily due to the net proceeds from the IPO of $45.0 million and net income of $24.3 million, partially offset by cash dividends declared on common stock of $1.8 million and other comprehensive loss from fair value change in securities available-for-sale of $424 thousand.

Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal and state banking regulators. As discussed in Supervision and Regulation, based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to remain as such to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for PCA (described below), the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies.
In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions impose meaningfully more stringent regulatory capital requirements. In addition, the Basel III regulations will implement a concept known as the “capital conservation buffer.” In general, banks and bank holding companies will be required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer will be required by January 1, 2019. As of December 31, 2018 and 2017, the Bank would have met the fully phased-in Basel III capital requirements.
The tables below summarizes the minimum capital requirements applicable to the Bank pursuant to Basel III regulations as of the dates reflected, and exclusive of the capital conservation buffer as of December 31, 2018 and 2017. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The tables below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2018 and 2017. The Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	Pacific City Financial Corporation	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2018
Common tier 1 capital (to risk-weighted assets)	16.28%	16.19%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.31%	17.21%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.28%	16.19%	6.0%	8.0%
Tier 1 capital (to average assets)	12.60%	12.53%	4.0%	5.0%
December 31, 2017
Common tier 1 capital (to risk-weighted assets)	12.15%	12.06%	4.5%	6.5%
Total capital (to risk-weighted assets)	13.20%	13.12%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	12.15%	12.06%	6.0%	8.0%
Tier 1 capital (to average assets)	10.01%	9.94%	4.0%	5.0%

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

Liquidity
Liquidity refers to the measure of ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting operating, capital and strategic cash flow needs, all at a reasonable cost. The Company continuously monitors liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company’s shareholders.
The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in financial institutions, federal funds sold, and unpledged securities available-for-sale. Liquid liabilities may include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market noncore deposits, additional collateralized borrowings such as FHLB advances and Federal Reserve Discount Window, and the issuance of debt securities and preferred or common securities.
The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in loan and investment securities portfolios, increases in debt financing and other borrowings, and increases in customer deposits.
Integral to the Company’s liquidity management is the administration of borrowings. To the extent the Company is unable to obtain sufficient liquidity through core deposits, the Company seeks to meet its liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis.
At December 31, 2018 and 2017, the Company had $30.0 million and $40.0 million of outstanding FHLB advances, respectively. Based on the values of loans pledged as collateral, the Company had $386.0 million and $311.0 million of additional borrowing capacity with FHLB as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had $60.0 million of available unused unsecured federal funds lines. In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at December 31, 2018 and 2017 was $45.2 million and $48.1 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $50.8 million and $56.2 million as of December 31, 2018 and 2017, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of December 31, 2018 and 2017, total cash and cash equivalents represented 9.6% and 5.1% of total assets, respectively.
Pacific City Financial Corporation, on a stand-alone holding company basis, must provide for its own liquidity and its main source of funding is dividends from the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the holding company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short- and long-term cash obligations.

Off-Balance Sheet Activities and Contractual Obligations
Off-Balance Sheet Arrangements
The Company has limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary is based on management’s credit evaluation of the customer. The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Commitments to extend credit	$127,443	$109,835
Standby letters of credit	2,998	3,309
Commercial letters of credit	477	233
Total	$130,918	$113,377

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2018
Time deposits	$744,815	$53,769	$2,289	$—	$800,873
FHLB advances	10,000	10,000	10,000	—	30,000
Operating leases	2,446	4,335	3,413	1,104	11,298
Total	$757,261	$68,104	$15,702	$1,104	$842,171
December 31, 2017
Time deposits	$522,144	$89,411	$2,831	$—	$614,386
FHLB advances	10,000	20,000	10,000	—	40,000
Operating leases	2,289	4,395	3,498	2,533	12,715
Total	$534,433	$113,806	$16,329	$2,533	$667,101

Management believes that the Company will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. Management expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss due to changes in market values of assets and liabilities. Market risk occurs in the normal course of business through exposures to market interest rates, equity prices, and credit spreads.
Overview
Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).
The Company’s Board ALCO establishes broad policy limits with respect to interest rate risk. Board ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, The Company seeks to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Board ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits. As discussed earlier, the Company also has a Management ALCO, which is comprised of senior management team and Chief Executive Officer, to proactively monitor investment activities.
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
An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on interest-earning assets would reprice upward more quickly than rates paid on interest-bearing liabilities, thus expanding net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on interest-bearing liabilities would reprice upward more quickly than rates earned on interest-earning assets, thus compressing net interest margin.
Measurement
Interest rate risk measurement is calculated and reported to the Board ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.
The Company uses two approaches to model interest rate risk: Net Interest Income at Risk (“NII at Risk”), and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	December 31,
	2018		2017
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	21.4%	6.0%	18.4%	3.9%
+100	11.0%	3.7%	9.4%	2.6%
-100	(13.7)%	(5.9)%	(11.5)%	(4.0)%

Item 8 - Financial Statements

Pacific City Financial Corporation and Subsidiary

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Pacific City Financial Corporation
Los Angeles, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific City Financial Corporation and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Crowe LLP
We have served as the Company’s auditor since 2016.
Los Angeles, California
March 18, 2019

Pacific City Financial Corporation and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2018	2017
Assets
Cash and due from banks	$24,121	$16,662
Interest-bearing deposits in other financial institutions	138,152	56,996
Total cash and cash equivalents	162,273	73,658
Securities available-for-sale, at fair value	146,991	129,689
Securities held-to-maturity, at amortized cost (fair value of $21,152 at December 31, 2018 and $20,997 at December 31, 2017)	21,760	21,070
Total investment securities	168,751	150,759
Loans held-for-sale	5,781	5,297
Loans held-for-investment, net of deferred loan costs (fees)	1,338,682	1,189,999
Allowance for loan losses	(13,167)	(12,224)
Net loans held-for-investment	1,325,515	1,177,775
Premises and equipment, net	4,588	4,723
Federal Home Loan Bank and other restricted stock, at cost	7,433	6,589
Other real estate owned, net	—	99
Deferred tax assets, net	3,377	3,847
Servicing assets	7,666	8,973
Accrued interest receivable and other assets	11,644	10,279
Total assets	$1,697,028	$1,441,999
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$329,270	$319,026
Savings, NOW and money market accounts	313,610	317,878
Time deposits of $250,000 or less	519,634	384,524
Time deposits of more than $250,000	281,239	229,862
Total deposits	1,443,753	1,251,290
Federal Home Loan Bank advances	30,000	40,000
Accrued interest payable and other liabilities	12,979	8,525
Total liabilities	1,486,732	1,299,815
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, 0 issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 15,977,754 and 13,417,899 shares issued and outstanding at December 31, 2018 and 2017, respectively	171,067	125,430
Additional paid-in capital	3,299	2,941
Retained earnings	37,577	15,036
Accumulated other comprehensive loss, net	(1,647)	(1,223)
Total shareholders’ equity	210,296	142,184
Total liabilities and shareholders’ equity	$1,697,028	$1,441,999

See Accompanying Notes to Consolidated Financial Statements

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Interest and fees on loans	$76,837	$61,516	$50,058
Interest on tax-exempt investment securities	159	186	147
Interest on investment securities	3,565	2,428	1,594
Interest and dividends on other interest-earning assets	3,138	1,137	796
Total interest income	83,699	65,267	52,595
Interest expense:
Interest on deposits	17,340	9,749	7,009
Interest on borrowings	611	348	5
Total interest expense	17,951	10,097	7,014
Net interest income	65,748	55,170	45,581
Provision for loan losses	1,231	1,827	2,283
Net interest income after provision for loan losses	64,517	53,343	43,298
Noninterest income:
Service charges and fees on deposits	1,500	1,377	1,457
Loan servicing income	2,160	2,446	2,159
Gain on sale of loans	5,560	9,000	8,912
Gain on sale of securities available-for-sale	—	—	8
Other income	1,234	1,071	1,083
Total noninterest income	10,454	13,894	13,619
Noninterest expense:
Salaries and employee benefits	24,473	22,829	19,944
Occupancy and equipment	4,992	4,426	4,337
Professional fees	2,176	1,842	1,997
Marketing and business promotion	2,010	1,647	1,449
Data processing	1,220	1,074	943
Director fees and expenses	942	757	708
Loan related expenses	353	437	341
Regulatory assessments	544	423	460
Other expenses	3,516	2,460	2,335
Total noninterest expense	40,226	35,895	32,514
Income before income taxes	34,745	31,342	24,403
Income tax expense	10,444	14,939	10,401
Net income	$24,301	$16,403	$14,002

Earnings per common share, basic	$1.69	$1.22	$1.12
Earnings per common share, diluted	$1.65	$1.21	$1.11

Weighted-average common shares outstanding, basic	14,397,075	13,408,030	12,532,807
Weighted-average common shares outstanding, diluted	14,691,370	13,540,293	12,607,990

See Accompanying Notes to Consolidated Financial Statements

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$24,301	$16,403	$14,002
Other comprehensive loss:
Unrealized loss on securities available-for-sale arising during the year	(595)	(778)	(245)
Add: reclassification adjustment for net gain included in net income	—	—	8
Income tax benefit related to items of other comprehensive income	171	328	102
Total other comprehensive loss, net of tax	(424)	(450)	(135)
Total comprehensive income	$23,877	$15,953	$13,867

See Accompanying Notes to Consolidated Financial Statements

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	11,865,145	$96,074	$2,362	$—	$(396)	$98,040
Comprehensive income (loss)
Net income	—	—	—	14,002	—	14,002
Other comprehensive loss, net of tax	—	—	—	—	(135)	(135)
Stock issued under private placement memorandum, net of expenses	1,400,300	15,194	—	—	—	15,194
Share-based compensation expense	—	—	717	—	—	717
Stock options exercised	125,921	1,206	(635)	—	—	571
Retirement of fractional shares	(144)	(2)	—	—	—	(2)
Retroactive adjustment for stock dividend declared on December 13, 2016	—	—	—	(1,380)	—	(1,380)
Cash dividends declared on common stock	—	12,622	—	(12,622)	—	—
Balance at December 31, 2016	13,391,222	$125,094	$2,444	$—	$(531)	$127,007
Comprehensive income (loss)
Net income	—	—	—	16,403	—	16,403
Other comprehensive loss, net of tax	—	—	—	—	(450)	(450)
Share-based compensation expense	—	—	699	—	—	699
Stock options exercised	26,811	338	(202)	—	—	136
Retirement of fractional shares	(134)	(2)	—	—	—	(2)
Cash dividends declared on common stock	—	—	—	(1,609)	—	(1,609)
Reclassification of disproportionate tax effect	—	—	—	242	(242)	—
Balance at December 31, 2017	13,417,899	$125,430	$2,941	$15,036	$(1,223)	$142,184
Comprehensive income (loss)
Net income	—	—	—	24,301	—	24,301
Other comprehensive loss, net of tax	—	—	—	—	(424)	(424)
Stock issued under stock offering, net of expenses	2,508,234	45,037	—	—	—	45,037
Share-based compensation expense	—	—	648	—	—	648
Stock options exercised	51,621	600	(290)	—	—	310
Cash dividends declared on common stock	—	—	—	(1,760)	—	(1,760)
Balance at December 31, 2018	15,977,754	$171,067	$3,299	$37,577	$(1,647)	$210,296

See Accompanying Notes to Consolidated Financial Statements

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$24,301	$16,403	$14,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,269	1,120	1,030
Amortization of net premiums on securities	790	818	711
Net accretion of deferred loan costs (fees)	(515)	(559)	(639)
Amortization of servicing assets	2,765	2,233	2,055
Provision for loan losses	1,231	1,827	2,283
Deferred tax expense	641	1,733	39
Share-based compensation	648	699	717
Gain on sale of securities	—	—	(8)
Gain on sale of loans	(5,560)	(9,000)	(8,912)
Originations of loans held-for-sale	(99,864)	(143,119)	(145,446)
Proceeds from sales of and principal collected on loans held-for-sale	106,282	151,972	176,313
Change in accrued interest receivable and other assets	(1,362)	(243)	(4,733)
Change in accrued interest payable and other liabilities	4,454	800	2,785
Net cash provided by operating activities	35,080	24,684	40,197
Cash flows from investing activities:
Purchase of securities available-for-sale	(41,965)	(66,866)	(20,399)
Proceeds from sale of securities available-for-sale	—	—	4,717
Proceeds from maturities, calls, and paydowns of securities available-for-sale	23,374	18,558	16,929
Purchase of securities held-to-maturity	(2,075)	(6,106)	(2,611)
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	1,289	2,481	2,193
Proceeds from sale of loans held-for-investment	8,254	—	—
Net increase in loans held-for-investment	(159,510)	(165,154)	(212,036)
Purchase of Federal Home Loan Bank stock	(844)	(903)	(764)
Proceeds from sale of other real estate owned	102	291	—
Purchases of premises and equipment	(1,140)	(1,281)	(1,981)
Net cash used in investing activities	(172,515)	(218,980)	(213,952)
Cash flows from financing activities:
Net increase in deposits	192,463	159,478	152,373
Proceeds from long-term Federal Home Loan Bank advances	—	40,000	—
Repayment of long-term Federal Home Loan Bank advances	(10,000)	—	—
Stock options exercised	310	134	569
Stock issued under stock offering, net of expenses	45,037	—	15,194
Cash dividends paid on common stock	(1,760)	(1,609)	(1,380)
Net cash provided by financing activities	226,050	198,003	166,756
Net increase (decrease) in cash and cash equivalents	88,615	3,707	(6,999)
Cash and cash equivalents at beginning of year	73,658	69,951	76,950
Cash and cash equivalents at end of year	$162,273	$73,658	$69,951

See Accompanying Notes to Consolidated Financial Statements

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$13,979	$9,465	$6,872
Income taxes paid	7,568	12,056	11,582
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$8,062	$—	$22,051
Loans transferred to other real estate owned	—	—	506

See Accompanying Notes to Consolidated Financial Statements

Pacific City Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Significant Accounting Policies
Nature of Operations
Pacific City Financial Corporation is a bank holding company whose subsidiary is Pacific City Bank. The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Fort Lee, New Jersey and Bayside, New York, and 10 LPOs in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the Company’s consolidated statements of financial condition or operations.
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
Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank and other financial institutions, and federal funds sold with original maturities less than 90 days.
Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The reserve and clearing requirement balance was $0 at December 31, 2018 and 2017.
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Debt securities are classified as held-to-maturity when management has the positive intent and ability to hold to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities held-to-maturity are carried at amortized cost and securities available-for-sale are carried at fair value with unrealized gains and losses, net of taxes, recorded in other comprehensive income.
Gains and losses on sales of securities are determined using the specific identification method. Net realized gains or losses on available-for-sale securities are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Amortization of premiums and accretion of discounts are included in interest income using the interest method.
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: OTTI related to credit loss, which is recognized as a charge against earnings, and OTTI related to other factors, which is recognized in other comprehensive income, net of tax. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.
Loans Held-For-Sale
The Company originates SBA loans, and certain residential property and commercial property loans with the intention for sale in the secondary market. The Company records the guaranteed portion of SBA loans and these residential property and commercial property loans held-for-sale at the lower of cost or fair value on an aggregate basis. Fair value is based on commitments on hand from investors or prevailing market prices. Direct loan origination fees and costs on the loans are not amortized and are included in the determination of gains or losses from the sale of the related loans. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.
When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale at lower of cost or fair value at the time of transfer, as determined on an individual loan level with charges made to allowance for loan losses when the fair value is lower than the cost. Amortization of deferred fees and cost on transferred loans is ceased and are included in the determination of gains or losses on sale of the related loans. Subsequent decreases in fair value, if any, are recognized through a valuation allowance with charges made to noninterest income.
If a determination is made that a loan held-for-sale cannot be sold in the foreseeable future, it is transferred to loans held-for-investment at lower of cost or fair value on the transfer date with a charge made to noninterest income when the fair value is lower than the cost.
Realized gains and losses from sales of loans are calculated using specific identification method and included in noninterest income. For sales of guaranteed portion of SBA and certain residential property loans, the loan servicing rights are retained.
Loans Held-For-Investment
Loans held-for-investment that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balances, net of any charge-offs, deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method over the life of the loan. Interest is accrued and credited to income as earned only if deemed collectible.
Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when principal or interest payment is 90 days past due based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments that are subsequently received are applied as a reduction to the remaining principal balance as long as concern exists as to the collectability of the principal. Interest accruals are resumed on such loans only when the loans are brought current with respect to interest and principal and when, in the judgment of management, all principal and interest on the loans are expected to be fully collectable.
Loan portfolio segments identified by the Company include: real estate (commercial property, residential property, SBA property and construction), commercial and industrial (commercial term, commercial lines of credit, SBA commercial term and trade finance), and other consumer loans.
Risks associated with the Company’s real estate loans include a decline in the economy and a reduction in real estate values in the Company’s primary markets, an increase in market interest rates, increased competition in pricing and loan structure, and environmental risks. Risks associated with the Company’s commercial and industrial loans include a decline in the economy in the primary markets, an increase in market interest rates, and deterioration of a borrower’s or guarantor’s financial capabilities. Risk associated with the Company’s consumer loans include the same risks associated with the commercial and industrial loans, but also includes risks related to consumer bankruptcy laws which allow consumers to discharge certain debts.
The Company classifies loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans in regards to credit risk. This analysis typically includes non-homogeneous loans, such as commercial property and commercial and industrial loans, and is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

•	Pass - Loans classified as pass include non-homogeneous loans not meeting the risk ratings defined below and smaller, homogeneous loans not assessed on an individual basis.

•
Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.

•
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

•
Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Allowance for Loan Losses
Allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.
Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. Generally, loans are charged off immediately when it is determined that advances to the borrower are in excess of the calculated current fair value of the collateral and if a borrower is deemed incapable of repayment of unsecured debt, there is little or no prospect for near term improvement and no realized strengthening action of significance pending. Other consumer loans are charged off based on delinquency, typically 120 days for closed loans and 180 days for open-end loans, or earlier when it is determined that the loan is uncollectible due to a triggering event, such as bankruptcy, fraud, or death. This methodology for determining charge-offs is consistently applied to each segment.
The allowance consists of general reserves (collectively evaluated for impairment) and specific reserves (individually evaluated for impairment). General reserves cover non-impaired loans and are based on historical loss rates over the most recent four years for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience.
The Company utilizes a migration analysis to measure actual historical loss experience, with the resulting historical loss rate adjusted for any applicable loss emergence period factors serving as the base loss rate to estimate the amount of appropriate loss reserve. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual, and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.
Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, with the exception of collateral-dependent loans for which the most viable source of repayment is the continued operation of the collateral or liquidation of the collateral. The impairment for these loans are measured at the fair value of the collateral, less estimated selling cost.
If a loan is impaired, the loan is reported, net of the allocated allowance, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral.
Interest payments received on impaired loans are first applied to principal, then recognized as income based on existing methods to recognize income on nonaccrual loans. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired with measurement of impairment as described above.

Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as part of occupancy and equipment expense as incurred.
Federal Home Loan Bank and Other Restricted Stock
The Bank is a member of the FHLB and Pacific Coast Bankers’ Bancshares (“PCBB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and PCBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.
Other Real Estate Owned
OREO represents properties acquired through foreclosure or other proceedings. OREO is held-for-sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties, less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amounts to fair value less estimated costs to dispose are recorded as necessary. Additions to or reductions from valuation allowances are recorded in noninterest expense.
Servicing Assets
Servicing assets are recognized when servicing rights are retained from the sale of loans, such as sales of guaranteed portion of SBA and certain residential property, and are initially recorded at fair value. Fair value is calculated as the present value of estimated future cash flows from the servicing rights based on current market sources, such as the cost to service, discount rates, and prepayment speeds. The Company validates these assumptions with published industry data. Servicing assets are amortized into noninterest income over the expected life of the underlying loans.
Servicing assets are evaluated for impairment based on the fair value of the servicing rights as compared to the carrying amount. Impairment is determined by stratifying servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type, and investor type. For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. The fair values of servicing assets are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and changes in discount rates.
Servicing income as reported on the income statement consists of fees earned for servicing loans, net of the amortization of servicing assets and changes in the valuation allowance. The servicing fees are based on a contractual percentage of the outstanding principal and recorded as income when earned.
Investment in Qualified Affordable Housing Projects
The Company has invested in a limited partnership that operates qualified affordable housing projects for lower income tenants in California. The Company accounts for this investment under the proportional amortization method and the amortization expense is presented as a component of the income tax provision. Return of this investment is generated primarily through allocated federal tax credits and other tax benefits.
The recorded investment amount was $2.4 million and $2.7 million, respectively, and unfunded commitments was $831 thousand and $2.0 million, respectively, at December 31, 2018 and 2017. The recorded investment amount is included in Accrued Interest Receivable and Other Assets and unfunded commitment is included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. As components of income tax expense, the Company recognized amortizations of $283 thousand, $219 thousand and $54 thousand, respectively, and federal tax credits and other benefits of $290 thousand, $229 thousand and $59 thousand, respectively, for the years ended December 31, 2018, 2017 and 2016.
The Company determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recorded at December 31, 2018 and 2017.

Earnings Per Common Share
Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.
Transfer of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Share-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant date fair value of those awards. This cost is recognized in income over the period which an employee is required to provide services in exchange for the award, generally the vesting period. See Note 11 for additional information on the Company’s stock option plan.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce the deferred tax asset to the level at which it is more likely than not that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carry-forward depends on having sufficient taxable income of an appropriate character within the carry-forward periods.
The Company has adopted FASB ASC 740-10, Income Taxes - Overall that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.
The Company elected to early adopt FASB Accounting Standard Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income as of and for the year ended December 31, 2017, which allows entities to reclassify the stranded tax effects as a result of applying the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to retained earnings. As a result of the adoption, the Company recorded a decrease in accumulated other comprehensive income of $242 thousand and an increase in retained earnings for the same amount to eliminate the stranded tax effects at that date from the reduction in the federal statutory tax rate that was enacted in December 22, 2017 and became effective January 1, 2018.
Commitments and Contingencies
In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 15. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.
Fair Value Measurement
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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
See Note 2 for more information and disclosures relating to the Company’s fair value measurements.
Adopted Accounting Pronouncements
During the year ended December 31, 2018, the following accounting pronouncements applicable to the Company were adopted:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU clarifies principles for recognizing revenue from contracts with customers and supersedes current guidelines, Topic 605 - “Revenue Recognition,” and most industry specific guidance. The principal of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following “Five-steps Model” prescribed in ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amended disclosure guidance requires sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14, is effective for interim and annual periods beginning after December 15, 2017, and entities have the option of using either a modified retrospective or full retrospective approach for the adoption.
The Company adopted this guidance on January 1, 2018 utilizing the modified retrospective approach. The Company’s source of revenue is net interest income and noninterest income. The scope of this ASU explicitly excludes net interest income and other revenues from transactions involving financial instruments, such as loans and securities. The Company identified and reviewed fees and service charges on deposit accounts and income and expense from other real estate owned (“OREO”), which are within the scope of this ASU. Based on this analysis performed, the Company concluded this ASU did not have significant changes to the method in which the Company recognizes these revenue streams. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. See note 17 for additional information.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurements of Financial Assets and Financial Liabilities.” The amendments in this ASU require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments by requiring a qualitative assessment; eliminates the requirement for public business entities to disclose methods and assumptions for financial instruments measured at amortized cost on the statement of financial condition; requires the exit price notion to be used when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability; requires separate presentation of financial assets and liabilities by measurement category; and certain other requirements. This ASU became effective for fiscal years beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. See note 2 for additional information.

Recent Accounting Pronouncements Not Yet Adopted
The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases Topic 842, Targeted Improvements,” to provide additional clarification, implantation, and transition guidance on certain aspects of ASU 2016-02. The amendments in ASU 2016-02 require lessees to recognize lease assets and lease liabilities for both leases classified as operating leases and finance leases, except leases with a term of 12 months or less where lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For leases with a term of greater than 12 months, lessees are required to recognize a liability to make lease payments and a right-of-use assets representing its right to use the underlying asset for the lease term measured at the present value of the lease payments. ASU 2016-02 and ASU 2018-10 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Under ASU 2018-11, an additional transition option was provided that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Under this optional transition method, entities will be allowed to continue using and presenting leases under ASC 840 for prior years comparative periods and then prospectively adopt ASC 842 on January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings.
The Company adopted this guidance in the first quarter of 2019 using the optional transition method with a cumulative effect adjustment to retained earnings without restating prior period financial statements for comparable amounts. The Company completed its review of its existing lease contracts and service contracts that may include embedded leases, and is in the process of updating processes and internal controls for leasing activities. The Company recognized right-of-use lease assets and liabilities of approximately $9.6 million and $10.6 million, respectively, at the date of adoption. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements other than the recognition of right-of-use lease assets and liabilities.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a committee, developed an implementation plan, and engaged a software vendor to assist the Company to build a model. The Company is in the process of completing a readiness assessment and is engaged in the implementation phase of the project. The Company is working on: (i) developing a new expected loss model with supportable assumptions; (ii) identifying data, reporting, and disclosure gaps; (iii) assessing updates to accounting and credit risk policies; and (iv) documenting new processes and controls. Based on the Company’s initial assessment of this ASU, the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses which could potentially have a material impact on its consolidated financial statements as of the beginning of the first reporting period in which this ASU is effective.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities acquired at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this ASU to annual periods beginning after December 15, 2018, including interim periods. The Company concluded that the adoption of this guidance will not have a material impact on its consolidated financial statements.

Note 2. Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three-level fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:

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
The Company records securities available-for-sale at fair value on a recurring basis. Certain other assets, such as loans held-for-sale, impaired loans, servicing assets and OREO are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$67,921	$—	$67,921
Collateralized mortgage obligations	—	55,649	—	55,649
SBA loan pool securities	—	22,632	—	22,632
Municipal bonds	—	789	—	789
Total securities available-for-sale	—	146,991	—	146,991
Total assets measured at fair value on a recurring basis	$—	$146,991	$—	$146,991
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$51,904	$—	$51,904
Collateralized mortgage obligations	—	50,485	—	50,485
SBA loan pool securities	—	24,925	—	24,925
Municipal bonds	—	2,375	—	2,375
Total securities available-for-sale	—	129,689	—	129,689
Total assets measured at fair value on a recurring basis	$—	$129,689	$—	$129,689
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Impaired loans:
SBA property	$—	$—	$51	$51
Total impaired loans	—	—	51	51
Total assets measured at fair value on a non-recurring basis	$—	$—	$51	$51
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2017
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Collateral dependent impaired loans:
Commercial property	$(53)	$(49)	$—
SBA property	(238)	(440)	(176)
Other real estate owned	3	(20)	—
Net losses recognized	$(288)	$(509)	$(176)

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

Financial assets: The carrying amounts of interest-bearing deposits with other financial institutions and accrued interest receivable are considered to approximate fair value. The fair values of investment securities are generally based on matrix pricing (Level 2). The fair value of loans is estimated based on a discounted cash flow approach under an exit price notion for December 31, 2018 and an entry price notion for December 31, 2017. The fair value reflects the estimated yield that would be negotiated with a willing market participant. Because sale transactions of such loans are not readily observable, as many of the loans have unique risk characteristics, the valuation is based on significant unobservable inputs (Level 3). It is not practical to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.
Financial liabilities: The carrying amounts of accrued interest payable are considered to approximate fair value. The fair value of deposits is estimated based on discounted cash flows. The discount rate is derived from the interest rates currently being offered for similar remaining maturities. Non-maturity deposits are estimated based on their historical decaying experiences (Level 3). The fair value of FHLB advances is estimated based on discounted cash flows. The discount rate is derived from the current market rates for borrowings with similar remaining maturities (Level 2).
Off-balance-sheet financial instruments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material and is excluded from the table below.
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2018
Financial assets:
Interest-bearing deposits in other financial institutions	$138,152	$138,152	$138,152	$—	$—
Securities available-for-sale	146,991	146,991	—	146,991	—
Securities held-to-maturity	21,760	21,152	—	21,152	—
Loans held-for-sale	5,781	—	—	6,175	—
Net loans held-for-investment	1,325,515	1,337,299	—	—	1,337,299
FHLB and other restricted stock	7,433	N/A	N/A	N/A	N/A
Accrued interest receivable	5,178	5,178	112	568	4,498
Financial liabilities:
Deposits	$1,443,753	$1,425,023	$—	$—	$1,425,023
FHLB advances	30,000	29,641	—	29,641	—
Accrued interest payable	6,223	6,223	—	1	6,222
December 31, 2017
Financial assets:
Interest-bearing deposits in other financial institutions	$56,996	$56,996	$56,996	$—	$—
Securities available-for-sale	129,689	129,689	—	129,689	—
Securities held-to-maturity	21,070	20,997	—	20,997	—
Loans held-for-sale	5,297	5,813	—	5,813	—
Net loans held-for-investment	1,177,775	1,177,539	—	—	1,177,539
FHLB and other restricted stock	6,589	N/A	N/A	N/A	N/A
Accrued interest receivable	4,251	4,251	25	533	3,693
Financial liabilities:
Deposits	$1,251,290	$1,250,259	$—	$—	$1,250,259
FHLB advances	40,000	39,778	—	39,778	—
Accrued interest payable	2,251	2,251	—	60	2,191

Note 3. Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheet according to management’s intent. The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$68,975	$177	$(1,231)	$67,921
Collateralized mortgage obligations	56,625	55	(1,031)	55,649
SBA loan pool securities	23,144	—	(512)	22,632
Municipal bonds	784	5	—	789
Total securities available-for-sale	$149,528	$237	$(2,774)	$146,991
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$16,659	$—	$(602)	$16,057
Municipal bonds	5,101	37	(43)	5,095
Total securities held-to-maturity	$21,760	$37	$(645)	$21,152
December 31, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$52,565	$8	$(669)	$51,904
Collateralized mortgage obligations	51,459	34	(1,008)	50,485
SBA loan pool securities	25,231	17	(323)	24,925
Municipal bonds	2,376	1	(2)	2,375
Total securities available-for-sale	$131,631	$60	$(2,002)	$129,689
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$15,807	$8	$(257)	$15,558
Municipal bonds	5,263	181	(5)	5,439
Total securities held-to-maturity	$21,070	$189	$(262)	$20,997

As of December 31, 2018 and 2017, pledged securities were $112.2 million and $109.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of December 31, 2018. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale		Securities Held-To-Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$133	$133
One to five years	—	—	1,435	1,442
Five to ten years	784	789	1,216	1,217
Greater than ten years	—	—	2,317	2,303
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pool securities	148,744	146,202	16,659	16,057
Total	$149,528	$146,991	$21,760	$21,152

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$54
Gross realized losses on sales and calls of securities available-for-sale	—	—	46
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—	$8
Proceeds from sales and calls of securities available-for-sale	$1,075	$—	$7,816
Tax expense on sales and calls of securities available-for-sale	$—	$—	$3

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that individual securities have been in a continuous unrealized loss position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$1,868	$(6)	2	$41,845	$(1,225)	48	$43,713	$(1,231)	50
Collateralized mortgage obligations	7,067	(29)	5	34,943	(1,002)	34	42,010	(1,031)	39
SBA loan pool securities	2,809	(7)	2	19,823	(505)	18	22,632	(512)	20
Municipal bonds	—	—	—	—	—	—	—	—	—
Total securities available-for-sale	$11,744	$(42)	9	$96,611	$(2,732)	100	$108,355	$(2,774)	109
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$2,022	$(23)	1	$14,035	$(579)	15	$16,057	$(602)	16
Municipal bonds	2,600	(38)	8	497	(5)	3	3,097	(43)	11
Total securities held-to-maturity	$4,622	$(61)	9	$14,532	$(584)	18	$19,154	$(645)	27
December 31, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$31,876	$(352)	29	$18,762	$(317)	21	$50,638	$(669)	50
Collateralized mortgage obligations	31,191	(454)	19	16,284	(554)	19	47,475	(1,008)	38
SBA loan pool securities	11,736	(103)	9	8,798	(220)	7	20,534	(323)	16
Municipal bonds	1,115	(2)	2	—	—	—	1,115	(2)	2
Total securities available-for-sale	$75,918	$(911)	59	$43,844	$(1,091)	47	$119,762	$(2,002)	106
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$7,997	$(93)	6	$5,739	$(164)	7	$13,736	$(257)	13
Municipal bonds	1,183	(5)	5	—	—	—	1,183	(5)	5
Total securities held-to-maturity	$9,180	$(98)	11	$5,739	$(164)	7	$14,919	$(262)	18

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
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2018 and 2017 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2018 and 2017. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the years ended December 31, 2018, 2017 and 2016.
Note 4. Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Real estate loans:
Commercial property	$709,409	$662,031
Residential property	233,816	168,560
SBA property	120,939	131,740
Construction	27,323	23,117
Total real estate loans	1,091,487	985,448
Commercial and industrial loans:
Commercial term	102,133	77,402
Commercial lines of credit	80,473	60,822
SBA commercial term	27,147	30,376
Trade finance	11,521	1,929
Total commercial and industrial loans	221,274	170,529
Other consumer loans	25,921	34,022
Loans held-for-investment	1,338,682	1,189,999
Allowance for loan losses	(13,167)	(12,224)
Net loans held-for-investment	$1,325,515	$1,177,775

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2018 and 2017, the Company had $2.4 million and none, respectively, of such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
Balance at January 1, 2016	$4,974	$4,152	$219	$9,345
Charge-offs	—	(729)	(38)	(767)
Recoveries on loans previously charged off	1	406	52	459
Provision (reversal) for loan losses	2,522	(172)	(67)	2,283
Balance at December 31, 2016	7,497	3,657	166	11,320
Charge-offs	(168)	(1,320)	(88)	(1,576)
Recoveries on loans previously charged off	1	580	72	653
Provision for loan losses	1,177	631	19	1,827
Balance at December 31, 2017	8,507	3,548	169	12,224
Charge-offs	(381)	(272)	(356)	(1,009)
Recoveries on loans previously charged off	213	356	152	721
Provision for loan losses	765	245	221	1,231
Balance at December 31, 2018	$9,104	$3,877	$186	$13,167

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1	$93	$—	$94
Collectively evaluated for impairment	9,103	3,784	186	13,073
Total	$9,104	$3,877	$186	$13,167
Loans receivable:
Individually evaluated for impairment	$1,156	$320	$—	$1,476
Collectively evaluated for impairment	1,090,331	220,954	25,921	1,337,206
Total	$1,091,487	$221,274	$25,921	$1,338,682
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$—	$208	$—	$208
Collectively evaluated for impairment	8,507	3,340	169	12,016
Total	$8,507	$3,548	$169	$12,224
Loans receivable:
Individually evaluated for impairment	$3,204	$614	$—	$3,818
Collectively evaluated for impairment	982,244	169,915	34,022	1,186,181
Total	$985,448	$170,529	$34,022	$1,189,999

Credit Quality Indicators
The following table presents the risk categories for the recoded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Real estate loans:
Commercial property	$708,742	$—	$667	$—	$709,409
Residential property	233,514	—	302	—	233,816
SBA property	115,543	74	5,322	—	120,939
Construction	24,325	2,998	—	—	27,323
Commercial and industrial loans:
Commercial term	102,106	—	27	—	102,133
Commercial lines of credit	79,874	599	—	—	80,473
SBA commercial term	26,616	—	531	—	27,147
Trade finance	11,521	—	—	—	11,521
Other consumer loans	25,905	—	16	—	25,921
Total	$1,328,146	$3,671	$6,865	$—	$1,338,682
December 31, 2017
Real estate loans:
Commercial property	$656,711	$4,812	$508	$—	$662,031
Residential property	167,830	—	730	—	168,560
SBA property	126,069	2,487	3,184	—	131,740
Construction	23,117	—	—	—	23,117
Commercial and industrial loans:
Commercial term	77,227	—	175	—	77,402
Commercial lines of credit	60,812	—	10	—	60,822
SBA commercial term	30,003	4	369	—	30,376
Trade finance	1,929	—	—	—	1,929
Other consumer loans	33,997	—	25	—	34,022
Total	$1,177,695	$7,303	$5,001	$—	$1,189,999

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
December 31, 2018
Real estate loans:
Residential property	$95	$—	$—	$302	$397
SBA property	183	—	—	540	723
Commercial and industrial loans:
SBA commercial term	—	—	—	203	203
Other consumer loans	90	9	—	16	115
Total	$368	$9	$—	$1,061	$1,438
December 31, 2017
Real estate loans:
Commercial property	$—	$—	$—	$318	$318
Residential property	949	96	—	730	1,775
SBA property	—	—	—	1,810	1,810
Commercial and industrial loans:
Commercial term	—	—	—	4	4
Commercial lines of credit	—	—	—	10	10
SBA commercial term	2	—	—	338	340
Other consumer loans	262	32	—	24	318
Total	$1,213	$128	$—	$3,234	$4,575

Nonaccrual loans included loans guaranteed by the U.S. government agency of none and $831 thousand at December 31, 2018 and 2017, respectively.

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
Real estate loans:
Residential property	$302	$303	$—	$—	$—
SBA property	802	854	52	50	1
Commercial and industrial loans:
Commercial term	68	69	—	—	—
SBA commercial term	73	99	179	189	93
Total	$1,245	$1,325	$231	$239	$94
December 31, 2017
Real estate loans:
Commercial property	$316	$494	$—	$—	$—
Residential property	730	730	—	—	—
SBA property	2,158	3,639	—	—	—
Commercial and industrial loans:
Commercial term	199	216	—	—	—
Commercial lines of credit	10	20	—	—	—
SBA commercial term	126	288	279	354	208
Total	$3,539	$5,387	$279	$354	$208

The following table presents information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$199	$—	$396	$5	$460	$24
Residential property	281	—	—	—	—	—
SBA property	1,245	22	1,982	35	2,391	88
Commercial and industrial loans:
Commercial term	112	8	512	30	944	39
Commercial lines of credit	5	—	431	39	477	—
SBA commercial term	382	8	595	25	567	10
Total	$2,224	$38	$3,916	$134	$4,839	$161

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$191	$294	$243
Less: interest income recognized on impaired loans on a cash basis	(38)	(128)	(120)
Interest income foregone on impaired loans	$153	$166	$123

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	December 31,
	2018			2017
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$—	$—	$—	$—	$318	$318
SBA property	315	—	315	334	1,039	1,373
Commercial and industrial loans:
Commercial term	68	—	68	195	4	199
Commercial lines of credit	—	—	—	—	10	10
SBA commercial term	49	131	180	63	304	367
Total	$432	$131	$563	$592	$1,675	$2,267

The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of December 31, 2018 and 2017.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $86 thousand and $208 thousand of allowance for loan losses as of December 31, 2018 and 2017, respectively.

The Company had no new loans that were modified as TDRs for the year ended December 31, 2018. The following table presents new loans that were modified as TDRs by portfolio segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017			2016
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Real estate loans:
Commercial property	1	$312	$301	—	$—	$—
Commercial and industrial loans:
Commercial lines of credit	—	—	—	1	120	115
SBA commercial term	3	274	241	2	28	25
Total	4	$586	$542	3	$148	$140

The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	—	—	—	—	1	23
Total	—	$—	—	$—	1	$23

Purchases, Sales, and Transfers
During the year ended December 31, 2018, the Company transferred $2.1 million of commercial property loans and $6.0 million of residential property loans to loans held-for-sale. The Company did not transfer any loans held-for-investment to loans held-for-sale during the year ended December 31, 2017. During the year ended December 31, 2016, the Company transferred $22.1 million of residential property loans to loans held-for-sale. The Company had no sales or purchases of loans held-for-investment during the years ended December 31, 2018, 2017 and 2016.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Real estate loans:
Residential property	$—	$270
SBA property	5,481	3,857
Commercial and industrial loans:
SBA commercial term	300	1,170
Total	$5,781	$5,297

Note 5. Premises and Equipment
The following table presents a composition of premises and equipment as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Leasehold improvements	$6,787	$6,612
Furniture, fixtures and equipment	2,992	3,093
Computer equipment	2,033	1,968
Computer software	1,262	748
Total premises and equipment	13,074	12,421
Less: accumulated depreciation	(8,486)	(7,698)
Premises and equipment, net	$4,588	$4,723

The Company recognized depreciation expense of $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively
The Company leases its offices and loan production offices under operating leases that expire at various dates through April 30, 2027. The Company is also responsible for its pro rata share of common area expenses including maintenance, taxes, and insurance to the extent that the expenses exceed the Company’s pro rata share of the base year expenses.
The following table presents the future lease rental payable under non-cancelable operating lease commitments for the Company’s offices and loan production offices as of December 31, 2018:

($ in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease	$2,446	$2,350	$1,985	$1,864	$1,549	$1,104	$11,298

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense. Total rental expense was approximately $2.7 million, $2.6 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 6. Servicing Assets
At December 31, 2018 and 2017, total servicing assets were $7.7 million and $9.0 million, respectively. The Company sold loans of $97.7 million, $127.3 million and $138.9 million, respectively, with the servicing rights retained and recognized a net gain on sale of $5.4 million, $8.9 million and $8.6 million, respectively, during the years ended December 31, 2018, 2017 and 2016. Loan servicing income was $2.2 million, $2.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	December 31,
	2018			2017
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$244	$6,349	$1,073	$308	$7,369	$1,296
Fair value	$298	$6,937	$1,206	$346	$7,991	$1,400
Discount rates	11.25%	13.25%	12.75%	10.50%	13.25%	12.75%
Prepayment speeds	25.00%	14.12%	13.55%	25.60%	10.50%	10.60%
Weighted average remaining life	25.2 years	21.1 years	7.4 years	25.8 years	20.3 years	6.7 years
Underlying loans being serviced	$45,728	$367,856	$93,073	$53,253	$375,233	$99,672

The following table presents activity in servicing assets for the periods indicated:

($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Total
Balance at January 1, 2016	$431	$5,890	$1,084	$7,405
Additions	110	2,278	564	2,952
Amortization	(133)	(1,476)	(446)	(2,055)
Balance at December 31, 2016	408	6,692	1,202	8,302
Additions	—	2,353	551	2,904
Amortization	(100)	(1,676)	(457)	(2,233)
Balance at December 31, 2017	308	7,369	1,296	8,973
Additions	22	1,166	270	1,458
Amortization	(86)	(2,186)	(493)	(2,765)
Balance at December 31, 2018	$244	$6,349	$1,073	$7,666

Note 7. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	99	506	—
Additions	—	—	506
Sales	(210)	(296)	—
Net change in valuation allowance	111	(111)	—
Balance at end of year	$—	$99	$506

The following table presents activity in OREO valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	111	—	—
Additions	—	111	—
Net direct write-downs and removal from sale	(111)	—	—
Balance at end of year	$—	$111	$—

The following table presents expenses related to OREOs for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Net (gain) loss on sales	(3)	5	—
Operating expenses, net of rental income	—	—	—
Total	$(3)	$5	$—

The Company did not provide loans to finance the purchase of its OREO properties during the years ended December 31, 2018, 2017 or 2016.

Note 8. Deposits
At December 31, 2018 and 2017, total deposits were $1.44 billion and $1.25 billion, respectively, and total interest-bearing deposits were $1.11 billion and $932.3 million, respectively. The aggregate amount of deposits reclassified as loans, such as overdrafts, was $210 thousand and $69 thousand at December 31, 2018 and 2017, respectively.
The Company had California State Treasurer’s deposits of $100.0 million in time deposits of more than $250,000 at both December 31, 2018 and 2017. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2018 and 2017, the Company pledged securities with amortized cost of $112.2 million and $109.9 million, respectively, for the California State Treasurer’s deposits. At December 31, 2018 and 2017, the Company had brokered deposits of $42.5 million and $52.5 million, respectively.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $6.0 million and $8.9 million at December 31, 2018 and 2017, respectively.
The following table presents scheduled maturities of time deposits as of December 31, 2018:

($ in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Time deposits of $250,000 or less	$475,864	$37,787	$3,694	$1,778	$511	$—	$519,634
Time deposits of more than $250,000	268,951	12,288	—	—	—	—	281,239
Total time deposits	$744,815	$50,075	$3,694	$1,778	$511	$—	$800,873

Note 9. Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had $30.0 million and $40.0 million in FHLB advances at December 31, 2018 and 2017, respectively. FHLB advances consisted of fixed interest rates with original maturity terms ranging from two to five years at December 31, 2018.
The following table presents scheduled maturities of FHLB advances as of December 31, 2018:

($ in thousands)	2019	2020	2021	2022	2023	Total
Fixed Rate	$10,000	$10,000	$—	$10,000	$—	$30,000
Variable Rate	—	—	—	—	—	—
Total	$10,000	$10,000	$—	$10,000	$—	$30,000

The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2018	2017	2016
Weighted-average interest rate at end of year	1.81%	1.71%	—%
Average interest rate during the year	1.75%	1.71%	0.42%
Average balance	$34,904	$20,384	$1,194
Maximum amount outstanding at any month-end	$40,000	$40,000	$—
Balance at end of year	$30,000	$40,000	$—

Advances paid early are subject to a prepayment penalty. At December 31, 2018 and 2017, loans pledged to secure from FHLB advances were $523.4 million and $711.8 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $7.3 million and $6.4 million, respectively, at December 31, 2018 and 2017. The Company had additional borrowing capacity of $386.0 million and $311.0 million, respectively, from the FHLB as of December 31, 2018 and 2017.
Other Borrowing Arrangements
At December 31, 2018, the Company had $45.2 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $50.8 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $60.0 million overnight federal funds lines on an unsecured basis with correspondent banks at December 31, 2018.

Note 10. Shareholders’ Equity
Common Stock
Initial Public Offering
On August 14, 2018, the Company issued and sold 2,385,000 shares of its common stock at an offering price of $20.00 in an underwritten IPO, for gross proceeds of $47.7 million. The underwriters were granted a 30-day option to purchase up to an additional 357,750 shares of common stock at the IPO price less the underwriting discount. Concurrently with the IPO, the Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “PCB.”
On September 5, 2018, the Company issued an additional 123,234 shares of its common stock upon the exercise by the underwriters of a portion of their 30-day option, for additional gross proceeds of $2.5 million.
Aggregate net proceeds from the IPO were $45.0 million after deducting underwriting discounts, commissions and offering expenses.
Private Placement Memorandum
On August 5, 2016, the Company issued 1,400,300 shares at a share price of $10.91 per share to accredited investors through a private placement memorandum for gross proceeds of $15.3 million (or $15.2 million net of related expenses).
Stock Dividends
On December 21, 2015, the Company announced a 10% stock dividend that is payable on February 22, 2016 to shareholders of record as of the close of trading on January 29, 2016, with cash paid for any fractional shares. As a result of the stock dividend, the Company’s issued and outstanding common shares increased from 9,805,905 common shares to 10,786,496 common shares. In addition, the Company paid $2 thousand for fractional common shares on February 18, 2016.
On December 13, 2016, the Company announced a 10% stock dividend that is payable on January 15, 2017 to shareholders of record as of the close of trading on December 30, 2016, with cash paid for any fractional shares. As a result of the stock dividend, the Company’s issued and outstanding common shares increased from 10,786,496 common shares to 11,865,145 common shares. In addition, the Company paid $2 thousand for fractional common shares on January 12, 2017.
All per share data for all periods presented, including outstanding shares and outstanding stock options, have been retroactively adjusted to reflect the effect of these two stock dividends. These transactions were recorded as of December 31, 2016 and resulted in an increase in common stock and a corresponding decrease of retained earnings in the amount of $12.6 million.
Cash Dividends
The Company declared quarterly cash dividends on its common stock of $0.03 per share for each quarter of 2018 and 2017 and $0.027 per share for each quarter of 2016.
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

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Unrealized loss on securities available-for-sale:
Balance at beginning of year	$(1,223)	$(531)	$(396)
Other comprehensive loss
Unrealized loss arising during the year	(595)	(778)	(245)
Reclassification adjustment from other comprehensive income	—	—	8
Tax effect of current period changes	171	328	102
Total other comprehensive loss	(424)	(450)	(135)
Reclassification of disproportionate tax effect to retained earnings	—	(242)	—
Balance at end of year	$(1,647)	$(1,223)	$(531)

Note 11. Share-Based Compensation
On July 25, 2013, the Company adopted the Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provided for options to purchase 1,114,446 shares of common stock at a price not less than 100% of the fair market value of the stock. As of December 31, 2018, there were 596,576 shares available for future grants.
Share-Based Compensation Expense
The Company recognized share-based compensation expense of $648 thousand, $699 thousand and $717 thousand, respectively, and realized income tax benefits of $50 thousand, $88 thousand and $92 thousand, respectively, related to share-based compensation for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, the Company had unrecognized share-based compensation expense of $1.5 million related to outstanding stock options that will be recognized over a weighted average period of 2.51 years.
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price on the grant date, and generally have a three-to five-year vesting period and contractual terms of ten years. The Company recognizes an income tax deduction upon exercise of the stock option by the option holder in an amount equal to the taxable income reported by the option holders. The option holder recognize taxable income based on the closing market price immediately before the exercise date less the exercise price stated in the grant agreement.
The following table presents the weighted-average assumptions used to determine the fair value of options granted for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.58%	2.08%	—%
Expected term	6.18 years	6.50 years	0.00 years
Expected stock price volatility	37.10%	42.72%	—%
Dividend yield	0.78%	0.89%	—%

The following table presents information related to the stock option plan for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2018	2017	2016
Intrinsic value of options exercised	$601	$235	$597
Cash received from options exercised	310	134	569
Tax benefit from options exercised	21	6	22
Weighted-average estimated fair value per share of options granted	$5.71	$5.08	$—

The following table represents stock option activity as of and for year ended December 31, 2018:

	Year Ended December 31, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of year	859,635	$8.84	7.10 years	$6,155
Granted	110,000	$15.36	10.00 years
Exercised	(51,621)	$5.99	5.29 years
Forfeited	(19,723)	$10.14	6.93 years
Balance at end of year	898,291	$9.81	6.55 years	$5,243
Exercisable at end of year	551,017	$8.33	5.82 years	$4,034

The following table represents information regarding unvested stock options for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	578,154	$9.96
Granted	110,000	$15.36
Vested	(323,553)	$9.41
Forfeited	(17,327)	$10.24
Balance at end of year	347,274	$12.17

Note 12. Employee Benefit Plans
The Company has adopted a defined contribution 401(k) plan for the benefit of its employees. The Company matches 75% of an employee’s contribution up to 8% of the employee’s salary each year. The Board of Directors may make a discretionary contribution to the plan annually. The Company’s contribution to the plan for was $739 thousand, $629 thousand and $543 thousand for the years ended December 31, 2018, 2017 and 2016.
Note 13. Income Taxes
The following table presents the components of income tax expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Current:
Federal	$6,322	$9,924	$7,856
State	3,481	3,282	2,506
Total current income tax expense	9,803	13,206	10,362
Deferred:
Federal	369	66	(61)
Adjustment of deferred tax assets for enacted changes in tax rate	25	1,622	—
State	247	45	100
Total deferred income tax expense	641	1,733	39
Total	$10,444	$14,939	$10,401

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21.00%	35.00%	35.00%
State franchise tax, net of federal tax benefit	8.48%	6.90%	6.94%
Share-based compensation	0.24%	0.49%	0.66%
Remeasurement from the Tax Cuts and Jobs Act	0.07%	5.17%	—%
Other items, net	0.27%	0.10%	0.02%
Effective income tax rate	30.06%	47.66%	42.62%

On December 22, 2017, the Tax Reform Act was enacted which included a number of changes to existing U.S. tax laws, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning in 2018. As a result of the Tax Reform Act, the Company revalued its deferred tax assets and liabilities and recorded a reduction of its net deferred tax assets in the amount of $1.6 million in deferred income tax expense for the year ended December 31, 2017. The Tax Reform Act also places limits on certain tax deductions beginning in 2018.
Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expense recognition. The following table presents the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,866	$3,587
Share-based compensation	264	209
Unrealized loss on investment securities	744	574
State tax benefit	739	694
Other	529	614
Total deferred tax assets	6,142	5,678
Deferred tax liabilities:
Depreciation on premises and equipment	453	423
Loans held-for-sale market adjustment	1,653	787
Deferred loan origination costs	582	527
Other	77	94
Total deferred tax liabilities	2,765	1,831
Deferred tax assets, net	$3,377	$3,847

The Company did not record valuation allowances for deferred tax assets as of December 31, 2018 and 2017 due to sufficient taxable income based on multiple years of consecutive profits and projected sustainable future profits. Management concluded that the related deferred tax assets were more likely than not to be realized and a valuation allowance was not necessary as of December 31, 2018 and 2017.
At December 31, 2018 and 2017, the Company had no unrecognized tax benefits, or accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to the assessment of U.S. federal income tax for years before 2015. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2014 (other state income and franchise tax statutes of limitations vary by state).

Note 14. Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share)	2018	2017	2016
Basic earnings per share:
Net income	$24,301	$16,403	$14,002
Weighted-average common shares outstanding	14,397,075	13,408,030	12,532,807
Basic earnings per share	$1.69	$1.22	$1.12
Diluted earnings per share:
Net income	$24,301	$16,403	$14,002
Weighted-average commons shares outstanding	14,397,075	13,408,030	12,532,807
Diluted effect of stock options	294,295	132,263	75,183
Diluted weighted-average common shares outstanding	14,691,370	13,540,293	12,607,990
Diluted earnings per share	$1.65	$1.21	$1.11

There were 5,000 stock options excluded in computing diluted earnings per share because they were anti-dilutive for the year ended December 31, 2018. There were no stock options excluded in computing diluted earnings per share because they were anti-dilutive for years ended December 31, 2017, and 2016.
Note 15. Commitments and Contingencies
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and letters of credit. Those instruments involve to varying degrees, elements of credit, and interest rate risk not recognized in the Company’s consolidated financial statements.
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Commitments to extend credit	$127,443	$109,835
Standby letters of credit	2,998	3,309
Commercial letters of credit	477	233
Total	$130,918	$113,377

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $139 thousand and $121 thousand, respectively, at December 31, 2018 and 2017.
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
As of December 31, 2018 and 2017, the Company had operating lease commitments of $11.3 million and $12.7 million, respectively.
Litigation
The Company is involved in various matters of litigation, which have arisen in the ordinary course of business. In the opinion of management, the disposition of pending matters of litigation will not have a material effect on the Company’s consolidated financial statements.

Note 16. Regulatory Matters
Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. Management believes as of December 31, 2018 and 2017, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 9.31% and 9.21%, respectively, as of December 31, 2018, and 5.20% and 5.12%, respectively, as of December 31, 2017. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	$210,871	16.28%	$58,273	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	224,178	17.31%	103,596	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	210,871	16.28%	77,697	6.0%	N/A	N/A
Tier 1 capital (to average assets)	210,871	12.60%	66,930	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$209,587	16.19%	$58,272	4.5%	$84,171	6.5%
Total capital (to risk-weighted assets)	222,894	17.21%	103,594	8.0%	129,493	10.0%
Tier 1 capital (to risk-weighted assets)	209,587	16.19%	77,696	6.0%	103,594	8.0%
Tier 1 capital (to average assets)	209,587	12.53%	66,929	4.0%	83,661	5.0%
December 31, 2017
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	$142,370	12.15%	$52,730	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	154,715	13.20%	93,766	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	142,370	12.15%	70,306	6.0%	N/A	N/A
Tier 1 capital (to average assets)	142,370	10.01%	56,891	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$141,361	12.06%	$52,747	4.5%	$76,189	6.5%
Total capital (to risk-weighted assets)	153,705	13.12%	93,723	8.0%	117,153	10.0%
Tier 1 capital (to risk-weighted assets)	141,361	12.06%	70,329	6.0%	93,772	8.0%
Tier 1 capital (to average assets)	141,361	9.94%	56,886	4.0%	71,107	5.0%

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

Note 17. Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all subsequent ASUs that are related to Topic 606. As stated in Note 1, the implementation of the new standard did not have a material impact on the measurement, timing, or recognition of revenue. Accordingly, no cumulative effect adjustment to opening retained earnings was deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the historic accounting under Topic 605.
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
Service charges and fees on deposits: Deposit account service charges consist of monthly service fees, account analysis fees, non-sufficient funds (“NSF”) charges and other deposit related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. NSF charges, and other deposit account service charges are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time as incurred.
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
Gain (loss) on sale of other real estate owned: The Company’s performance obligation for sale of OREO is the transfer of title and ownership rights of the OREO to the buyer, which occurs at the settlement date when the sale proceeds are received and income is recognized.
Wire transfer fees and other service charges: Wire transfer fees and other service charges are transaction based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time as incurred.
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Noninterest Income
In scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$108	$100	$105
Account analysis fees	975	912	833
Non-sufficient funds charges	326	276	426
Other deposit related fees	91	89	93
Total service charges and fees on deposits	1,500	1,377	1,457
Debit card fees	221	203	189
Gain (loss) on sale of other real estate owned	3	(20)	—
Wire transfer fees	472	431	383
Other service charges	243	208	192
Total noninterest income in-scope of Topic 606	$2,439	$2,199	$2,221

Note 18. Condensed Financial Statements for Parent Company
The parent company’s condensed statements of financial condition as of December 31, 2018 and 2017, and the related condensed statements of income and comprehensive income, and condensed statements of cash flows for the years ended December 31, 2018, 2017, and 2016 are presented below:
Condensed Balance Sheets

	December 31,
($ in thousands)	2018	2017
Assets
Cash	$1,254	$990
Investment in Pacific City Bank	209,012	141,174
Other assets	49	20
Total assets	$210,315	$142,184
Liabilities and Shareholders’ Equity
Other liabilities	19	—
Total liabilities	19	—
Total shareholders’ equity	210,296	142,184
Total liabilities and shareholders’ equity	$210,315	$142,184

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Income:
Dividends from subsidiary	$1,694	$1,566	$—
Other income	—	—	23
Total income	1,694	1,566	23
Expense:
Other expense	923	454	415
Total expense	923	454	415
Income (loss) before taxes and equity in undistributed subsidiary income	771	1,112	(392)
Income tax benefit	(277)	(190)	(167)
Income (loss) before equity in undistributed subsidiary income	1,048	1,302	(225)
Equity in undistributed subsidiary income	23,253	15,101	14,227
Net income	24,301	16,403	14,002
Other comprehensive loss, net of tax	(424)	(450)	(135)
Comprehensive income	$23,877	$15,953	$13,867

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$24,301	$16,403	$14,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(23,253)	(15,101)	(14,227)
Change in other assets	(29)	3	(12)
Change in other liabilities	19	(28)	28
Net cash provided by (used in) operating activities	1,038	1,277	(209)
Cash flows from investing activities:
Capital contribution to subsidiary	(44,361)	—	(14,500)
Net cash used in investing activities	(44,361)	—	(14,500)
Cash flows from financing activities:
Stock issued under stock offering, net of expenses	45,037	—	15,194
Stock options exercised	310	134	569
Cash dividends paid on common stock	(1,760)	(1,609)	(1,380)
Net cash provided by (used in) financing activities	43,587	(1,475)	14,383
Net increase (decrease) in cash and cash equivalents	264	(198)	(326)
Cash and cash equivalents at beginning of year	990	1,188	1,514
Cash and cash equivalents at end of year	$1,254	$990	$1,188

Note 19. Quarterly Results of Operations (Unaudited)
The following table presents the unaudited quarterly results of operations for the year ended December 31, 2018:

	Three Months Ended
($ in thousands, except per share)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income	$18,628	$20,344	$21,496	$23,231
Interest expense	3,334	4,462	4,780	5,375
Net interest income	15,294	15,882	16,716	17,856
Provision for loan losses	95	425	417	294
Noninterest income	3,362	2,273	2,580	2,239
Noninterest expense	9,631	10,940	9,520	10,135
Income before income taxes	8,930	6,790	9,359	9,666
Income tax expense	2,666	2,028	2,816	2,934
Net income	$6,264	$4,762	$6,543	$6,732

Earnings per common share, basic	$0.47	$0.35	$0.44	$0.42
Earnings per common share, diluted	$0.46	$0.35	$0.44	$0.41

The following table presents the unaudited quarterly results of operations for the year ended December 31, 2017:

	Three Months Ended
($ in thousands, except per share)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Interest income	$14,617	$15,689	$17,090	$17,871
Interest expense	2,147	2,305	2,707	2,938
Net interest income	12,470	13,384	14,383	14,933
Provision (reversal) for loan losses	(198)	(274)	586	1,713
Noninterest income	3,489	3,582	3,461	3,362
Noninterest expense	8,521	8,796	8,958	9,620
Income before income taxes	7,636	8,444	8,300	6,962
Income tax expense	3,238	3,584	3,494	4,623
Net income	$4,398	$4,860	$4,806	$2,339

Earnings per common share, basic	$0.33	$0.36	$0.36	$0.17
Earnings per common share, diluted	$0.33	$0.36	$0.35	$0.17

Note 20. Subsequent Events
Dividend Declared on Common Stock. On January 24, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per common share for the first quarter of 2019. The dividend will be paid on or about March 15, 2019, to shareholders of record as of the close of business on February 28, 2019.
The Company has evaluated the effects of events that have occurred subsequent to December 31, 2018 through the issuance date of these consolidated financial statements. Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of December 31, 2018 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), which will be filed with the SEC not later than April 30, 2019.
The Company adopted a written Code of Ethics and Business Conduct based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics and Business Conduct applies to all of the Company’s directors, officers and employees. The full text of the Code is available on the Company’s website at www.paccitybank.com, by clicking “About,” then “Investor Relations,” then “Corporate Governance” and then “Governance Documents.”
During 2018, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s 2019 Proxy Statement which will be filed with the SEC not later than April 30, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s 2019 Proxy Statement which will be filed with the SEC not later than April 30, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Company’s 2019 Proxy Statement which will be filed with the SEC not later than April 30, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the Company’s 2019 Proxy Statement which will be filed with the SEC not later than April 30, 2019.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)    Financial Statements: See Part II - Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statements schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of Pacific City Financial Corporation	S-1	333-226208	3.1	July 17, 2018
3.2	Certificate of Amendment of Articles of Incorporation of Pacific City Financial Corporation	S-1	333-226208	3.2	July 17, 2018
3.3	Bylaws of Pacific City Financial Corporation	S-1	333-226208	3.3	July 17, 2018
4.1	Specimen common stock certificate of Pacific City Financial Corporation	S-1	333-226208	4.1	July 17, 2018
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
11.1	Reserved
12.1	Reserved
21.1	Subsidiaries of the Registrant*
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific City Financial Corporation

Date:	March 18, 2019	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Henry Kim	Director, President and Chief Executive Officer	March 18, 2019
	Henry Kim	(Principal Executive Officer)

By:	/s/ Timothy Chang	Executive Vice President and Chief Financial Officer	March 18, 2019
	Timothy Chang	(Principal Financial and Accounting Officer)

By:	/s/ Sang Young Lee	Chairman of the Board of Directors	March 18, 2019
Sang Young Lee

By:	/s/ Kijun Ahn	Director	March 18, 2019
Kijun Ahn

By:	/s/ Haeyoung Cho	Director	March 18, 2019
Haeyoung Cho

By:	/s/ Hong Kyun “Daniel” Park	Director	March 18, 2019
Hong Kyun “Daniel” Park

By:	/s/ Don Rhee	Director	March 18, 2019
Don Rhee

By:	/s/ Suk Won Youn	Director	March 18, 2019
Suk Won Youn