Form 10-Q
period 2019-03-31
PACIFIC CITY FINANCIAL CORP
filed 2019-05-09
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of May 2, 2019, the registrant had outstanding 16,017,040 shares of common stock.

Pacific City Financial Corporation and Subsidiary
Quarterly Report on Form 10-Q
March 31, 2019

Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which reflect current views of Pacific City Financial Corporation (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “aim,” “would,” and “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, but are not limited to, the following:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•
factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance;

•	governmental monetary and fiscal policies, and changes in market interest rates;

•
compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act and others relating to banking, consumer protection, securities and tax matters;

•	compliance with the regulatory consent order related to Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) matters to which Pacific City Bank, our wholly owned subsidiary, is subject;

•	the significant portion of our loan portfolio that is comprised of real estate loans;

•	our ability to attract and retain Korean-American customers;

•	our ability to identify and address cyber-security risks, fraud and systems errors;

•	our ability to effectively execute our strategic plan and manage our growth;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

•	costs and obligations associated with operating as a public company;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and

•	changes in federal tax law or policy.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

Pacific City Financial Corporation and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$22,106	$24,121
Interest-bearing deposits in other financial institutions	151,481	138,152
Total cash and cash equivalents	173,587	162,273
Securities available-for-sale, at fair value	144,353	146,991
Securities held-to-maturity, at amortized cost (fair value of $23,110 at March 31, 2019 and $21,152 at December 31, 2018)	23,311	21,760
Total investment securities	167,664	168,751
Loans held-for-sale	3,915	5,781
Loans held-for-investment, net of deferred loan costs (fees)	1,343,172	1,338,682
Allowance for loan losses	(13,137)	(13,167)
Net loans held-for-investment	1,330,035	1,325,515
Premises and equipment, net	4,259	4,588
Federal Home Loan Bank and other restricted stock, at cost	7,433	7,433
Other real estate owned, net	395	—
Deferred tax assets, net	3,251	3,377
Servicing assets	7,485	7,666
Operating lease assets	9,132	—
Accrued interest receivable and other assets	10,618	11,644
Total assets	$1,717,774	$1,697,028
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$330,645	$329,270
Savings, NOW and money market accounts	294,650	313,610
Time deposits of $250,000 or less	492,770	519,634
Time deposits of more than $250,000	329,693	281,239
Total deposits	1,447,758	1,443,753
Federal Home Loan Bank advances	30,000	30,000
Operating lease liabilities	10,133	—
Accrued interest payable and other liabilities	12,672	12,979
Total liabilities	1,500,563	1,486,732
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, 0 issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 16,011,151 and 15,977,754 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	171,407	171,067
Additional paid-in capital	3,336	3,299
Retained earnings	43,288	37,577
Accumulated other comprehensive loss, net	(820)	(1,647)
Total shareholders’ equity	217,211	210,296
Total liabilities and shareholders’ equity	$1,717,774	$1,697,028

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$20,934	$17,440
Interest on tax-exempt investment securities	39	40
Interest on investment securities	1,054	808
Interest and dividends on other interest-earning assets	925	340
Total interest income	22,952	18,628
Interest expense:
Interest on deposits	5,665	3,166
Interest on borrowings	134	168
Total interest expense	5,799	3,334
Net interest income	17,153	15,294
Provision (reversal) for loan losses	(85)	95
Net interest income after provision (reversal) for loan losses	17,238	15,199
Noninterest income:
Service charges and fees on deposits	364	349
Loan servicing income	631	626
Gain on sale of loans	1,120	2,116
Other income	294	271
Total noninterest income	2,409	3,362
Noninterest expense:
Salaries and employee benefits	6,622	6,246
Occupancy and equipment	1,313	1,144
Professional fees	758	523
Marketing and business promotion	228	388
Data processing	318	302
Director fees and expenses	189	230
Regulatory assessments	116	132
Other expenses	745	666
Total noninterest expense	10,289	9,631
Income before income taxes	9,358	8,930
Income tax expense	2,794	2,666
Net income	$6,564	$6,264

Earnings per common share, basic	$0.41	$0.47
Earnings per common share, diluted	$0.40	$0.46

Weighted-average common shares outstanding, basic	15,999,464	13,418,259
Weighted-average common shares outstanding, diluted	16,271,269	13,586,759

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$6,564	$6,264
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	1,172	(1,445)
Income tax benefit (expense) related to items of other comprehensive income	(345)	420
Total other comprehensive income (loss), net of tax	827	(1,025)
Total comprehensive income	$7,391	$5,239

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	13,417,899	$125,430	$2,941	$15,036	$(1,223)	$142,184
Comprehensive income (loss)
Net income	—	—	—	6,264	—	6,264
Other comprehensive loss, net of tax	—	—	—	—	(1,025)	(1,025)
Share-based compensation expense	—	—	182	—	—	182
Stock options exercised	6,878	81	(51)	—	—	30
Cash dividends declared on common stock	—	—	—	(402)	—	(402)
Balance at March 31, 2018	13,424,777	$125,511	$3,072	$20,898	$(2,248)	$147,233

Balance at January 1, 2019	15,977,754	$171,067	$3,299	$37,577	$(1,647)	$210,296
Comprehensive income
Net income	—	—	—	6,564	—	6,564
Other comprehensive income, net of tax	—	—	—	—	827	827
Share-based compensation expense	—	—	161	—	—	161
Stock options exercised	33,397	340	(124)	—	—	216
Cash dividends declared on common stock	—	—	—	(800)	—	(800)
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	—	(53)	—	(53)
Balance at March 31, 2019	16,011,151	$171,407	$3,336	$43,288	$(820)	$217,211

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$6,564	$6,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	373	291
Net amortization of premiums (discounts) on securities	188	206
Net accretion of deferred loan costs (fees)	(78)	(130)
Amortization of servicing assets	516	593
Provision (reversal) for loan losses	(85)	95
Deferred tax expense (benefit)	(219)	28
Stock-based compensation	161	182
Gain on sale of loans	(1,120)	(2,116)
Originations of loans held-for-sale	(21,451)	(32,031)
Proceeds from sales of and principal collected on loans held-for-sale	24,722	33,795
Change in accrued interest receivable and other assets	1,026	1,499
Change in accrued interest payable and other liabilities	296	1,287
Net cash provided by operating activities	10,893	9,963
Cash flows from investing activities
Purchase of securities available-for-sale	(1,967)	(4,084)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	5,634	6,204
Purchase of securities held-to-maturity	(2,150)	—
Proceeds from maturities and paydowns of securities held-to-maturity	554	222
Proceeds from sale of loans	303	1,128
Net change in loans receivable	(5,330)	(35,262)
Proceeds from sale of other real estate owned	—	102
Purchases of premises and equipment	(44)	(641)
Net cash used in investing activities	(3,000)	(32,331)
Cash flows from financing activities
Net increase in deposits	4,005	130,635
Stock options exercised	216	30
Cash dividends paid on common stock	(800)	(402)
Net cash provided by financing activities	3,421	130,263
Net increase in cash and cash equivalents	11,314	107,895
Cash and cash equivalents at beginning of year	162,273	73,658
Cash and cash equivalents at end of year	$173,587	$181,553

Supplemental disclosures of cash flow information:
Interest paid	$7,412	$2,976
Income taxes paid	7	4
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$303	$1,084
Loans transferred to other real estate owned	50	—
Right of use assets obtained in exchange for lease obligations	65	—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Pacific City Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
Pacific City Financial Corporation (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Pacific City Bank (the “Bank”). The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Fort Lee, New Jersey and Bayside, New York, and 10 loan production offices (“LPOs”) in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC. The December 31, 2018 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of Pacific City Financial Corporation and its wholly owned subsidiary as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. Refer to Adopted Accounting Pronouncements below for discussion of accounting pronouncements adopted during the three months ended March 31, 2019.
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

Adopted Accounting Pronouncements
During the three months ended March 31, 2019, the following accounting pronouncements applicable to the Company were adopted:
In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842).” In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases Topic 842, Targeted Improvements,” to provide additional clarification, implantation, and transition guidance on certain aspects of ASU 2016-02. The amendments in ASU 2016-02 require lessees to recognize lease assets and lease liabilities for both leases classified as operating leases and finance leases, except leases with a term of 12 months or less where lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For leases with a term of greater than 12 months, lessees are required to recognize a liability to make lease payments and a right-of-use assets representing its right to use the underlying asset for the lease term measured at the present value of the lease payments. ASU 2016-02 and ASU 2018-10 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Under ASU 2018-11, an additional transition option was provided that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Under this optional transition method, entities will be allowed to continue using and presenting leases under Accounting Standard Codification (“ASC 840”) for prior years comparative periods and then prospectively adopt ASC 842 on January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings.
The Company adopted this guidance in the first quarter of 2019 using the optional transition method with a cumulative effect adjustment to retained earnings without restating prior period financial statements for comparable amounts. The Company elected the package of practical expedients permitted under the transition guidance within this ASU, which allowed the Company to carry forward the historical lease classification. The Company completed its review of its existing lease contracts and service contracts that may include embedded leases, and updated processes and internal controls for leasing activities. The Company recognized right-of-use lease assets and liabilities of $9.6 million and $10.6 million, respectively, with a cumulative effect adjustment of $53 thousand to retained earnings at the date of adoption. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements other than the recognition of right-of-use lease assets and liabilities. See Note 6 for additional information.
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
Fair value is measured on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate certain assets or liabilities for impairment or for disclosure purposes. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company records securities available-for-sale at fair value on a recurring basis. Certain other assets, such as loans held-for-sale, impaired loans, servicing assets and other real estate owned (“OREO”) are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$67,637	$—	$67,637
Residential collateralized mortgage obligations	—	54,100	—	54,100
SBA loan pool securities	—	21,824	—	21,824
Municipal bonds	—	792	—	792
Total securities available-for-sale	—	144,353	—	144,353
Total assets measured at fair value on a recurring basis	$—	$144,353	$—	$144,353
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$67,921	$—	$67,921
Residential collateralized mortgage obligations	—	55,649	—	55,649
SBA loan pool securities	—	22,632	—	22,632
Municipal bonds	—	789	—	789
Total securities available-for-sale	—	146,991	—	146,991
Total assets measured at fair value on a recurring basis	$—	$146,991	$—	$146,991
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Impaired loans:
SBA property	$—	$—	$220	$220
Total impaired loans	—	—	220	220
Total assets measured at fair value on a non-recurring basis	$—	$—	$220	$220
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2018
Impaired loans:
SBA property	$—	$—	$51	$51
Total impaired loans	—	—	51	51
Total assets measured at fair value on a non-recurring basis	$—	$—	$51	$51
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Collateral dependent impaired loans:
SBA property	$(2)	$(126)
Other real estate owned	—	3
Net losses recognized	$(2)	$(123)

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

Financial assets: The carrying amounts of interest-bearing deposits with other financial institutions and accrued interest receivable are considered to approximate fair value. The fair values of investment securities are generally based on matrix pricing (Level 2). The fair value of loans is estimated based on a discounted cash flow approach under an exit price notion. The fair value reflects the estimated yield that would be negotiated with a willing market participant. Because sale transactions of such loans are not readily observable, as many of the loans have unique risk characteristics, the valuation is based on significant unobservable inputs (Level 3). It is not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) and other restricted stock due to restrictions placed on its transferability.
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
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2019
Financial assets:
Interest-bearing deposits in other financial institutions	$151,481	$151,481	$151,481	$—	$—
Securities available-for-sale	144,353	144,353	—	144,353	—
Securities held-to-maturity	23,311	23,110	—	23,110	—
Loans held-for-sale	3,915	4,268	—	4,268	—
Net loans held-for-investment	1,330,035	1,342,586	—	—	1,342,586
FHLB and other restricted stock	7,433	N/A	N/A	N/A	N/A
Accrued interest receivable	5,363	5,363	40	519	4,804
Financial liabilities:
Deposits	$1,447,758	$1,438,181	$—	$—	$1,438,181
FHLB advances	30,000	29,820	—	29,820	—
Accrued interest payable	4,610	4,610	—	48	4,562
December 31, 2018
Financial assets:
Interest-bearing deposits in other financial institutions	$138,152	$138,152	$138,152	$—	$—
Securities available-for-sale	146,991	146,991	—	146,991	—
Securities held-to-maturity	21,760	21,152	—	21,152	—
Loans held-for-sale	5,781	6,175	—	6,175	—
Net loans held-for-investment	1,325,515	1,337,299	—	—	1,337,299
FHLB and other restricted stock	7,433	N/A	N/A	N/A	N/A
Accrued interest receivable	5,178	5,178	112	568	4,498
Financial liabilities:
Deposits	$1,443,753	$1,425,023	$—	$—	$1,425,023
FHLB advances	30,000	29,641	—	29,641	—
Accrued interest payable	6,223	6,223	—	1	6,222

Note 3 - Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$67,912	$438	$(713)	$67,637
Residential collateralized mortgage obligations	54,825	78	(803)	54,100
SBA loan pool securities	22,202	—	(378)	21,824
Municipal bonds	779	13	—	792
Total securities available-for-sale	$145,718	$529	$(1,894)	$144,353
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$18,218	$—	$(353)	$17,865
Municipal bonds	5,093	153	(1)	5,245
Total securities held-to-maturity	$23,311	$153	$(354)	$23,110
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$68,975	$177	$(1,231)	$67,921
Residential collateralized mortgage obligations	56,625	55	(1,031)	55,649
SBA loan pool securities	23,144	—	(512)	22,632
Municipal bonds	784	5	—	789
Total securities available-for-sale	$149,528	$237	$(2,774)	$146,991
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$16,659	$—	$(602)	$16,057
Municipal bonds	5,101	37	(43)	5,095
Total securities held-to-maturity	$21,760	$37	$(645)	$21,152

As of March 31, 2019 and December 31, 2018, pledged securities were $134.4 million and $112.2 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of March 31, 2019. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale		Securities Held-To-Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$132	$132
One to five years	—	—	1,429	1,457
Five to ten years	779	792	1,212	1,236
Greater than ten years	—	—	2,320	2,420
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	144,939	143,561	18,218	17,865
Total	$145,718	$144,353	$23,311	$23,110

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Gross realized gains on sales and calls of securities available-for-sale	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$1,060
Tax expense on sales and calls of securities available-for-sale	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$—	—	$38,935	$(713)	45	$38,935	$(713)	45
Residential collateralized mortgage obligations	11,604	(81)	7	36,076	(722)	35	47,680	(803)	42
SBA loan pool securities	1,860	(7)	1	19,964	(371)	19	21,824	(378)	20
Municipal bonds	—	—	—	—	—	—	—	—	—
Total securities available-for-sale	$13,464	$(88)	8	$94,975	$(1,806)	99	$108,439	$(1,894)	107
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$4,170	$(9)	2	$13,695	$(344)	15	$17,865	$(353)	17
Municipal bonds	—	—	—	236	(1)	2	236	(1)	2
Total securities held-to-maturity	$4,170	$(9)	2	$13,931	$(345)	17	$18,101	$(354)	19
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$1,868	$(6)	2	$41,845	$(1,225)	48	$43,713	$(1,231)	50
Residential collateralized mortgage obligations	7,067	(29)	5	34,943	(1,002)	34	42,010	(1,031)	39
SBA loan pool securities	2,809	(7)	2	19,823	(505)	18	22,632	(512)	20
Municipal bonds	—	—	—	—	—	—	—	—	—
Total securities available-for-sale	$11,744	$(42)	9	$96,611	$(2,732)	100	$108,355	$(2,774)	109
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$2,022	$(23)	1	$14,035	$(579)	15	$16,057	$(602)	16
Municipal bonds	2,600	(38)	8	497	(5)	3	3,097	(43)	11
Total securities held-to-maturity	$4,622	$(61)	9	$14,532	$(584)	18	$19,154	$(645)	27

The Company performs an other-than-temporary impairment (“OTTI”) assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security.
All individual securities in a continuous unrealized loss position for 12 months or more as of March 31, 2019 and December 31, 2018 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three months ended March 31, 2019 and 2018.
Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018
Real estate loans:
Commercial property	$715,488	$709,409
Residential property	237,115	233,816
SBA property	124,751	120,939
Construction	19,983	27,323
Total real estate loans	1,097,337	1,091,487
Commercial and industrial loans:
Commercial term	103,866	102,133
Commercial lines of credit	77,022	80,473
SBA commercial term	26,347	27,147
Trade finance	14,046	11,521
Total commercial and industrial loans	221,281	221,274
Other consumer loans	24,554	25,921
Loans held-for-investment	1,343,172	1,338,682
Allowance for loan losses	(13,137)	(13,167)
Net loans held-for-investment	$1,330,035	$1,325,515

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of March 31, 2019 and December 31, 2018, the Company had $3.8 million and $2.4 million, respectively, of such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended March 31, 2019 and 2018:

	Three Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2019	$9,104	$3,877	$186	$13,167
Charge-offs	(2)	—	(44)	(46)
Recoveries on loans previously charged off	4	41	56	101
Provision (reversal) for loan losses	218	(310)	7	(85)
Balance at March 31, 2019	$9,324	$3,608	$205	$13,137
Balance at January 1, 2018	$8,507	$3,548	$169	$12,224
Charge-offs	(125)	—	(14)	(139)
Recoveries on loans previously charged off	2	180	9	191
Provision (reversal) for loan losses	692	(628)	31	95
Balance at March 31, 2018	$9,076	$3,100	$195	$12,371

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$1	$89	$—	$90
Collectively evaluated for impairment	9,323	3,519	205	13,047
Total	$9,324	$3,608	$205	$13,137
Loans receivable:
Individually evaluated for impairment	$1,321	$288	$—	$1,609
Collectively evaluated for impairment	1,096,016	220,993	24,554	1,341,563
Total	$1,097,337	$221,281	$24,554	$1,343,172
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1	$93	$—	$94
Collectively evaluated for impairment	9,103	3,784	186	13,073
Total	$9,104	$3,877	$186	$13,167
Loans receivable:
Individually evaluated for impairment	$1,156	$320	$—	$1,476
Collectively evaluated for impairment	1,090,331	220,954	25,921	1,337,206
Total	$1,091,487	$221,274	$25,921	$1,338,682

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
The following table presents the risk categories for the recoded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2019
Real estate loans:
Commercial property	$714,828	$—	$660	$—	$715,488
Residential property	237,115	—	—	—	237,115
SBA property	118,889	74	5,788	—	124,751
Construction	16,833	3,150	—	—	19,983
Commercial and industrial loans:
Commercial term	103,846	—	20	—	103,866
Commercial lines of credit	76,422	600	—	—	77,022
SBA commercial term	25,840	—	507	—	26,347
Trade finance	14,046	—	—	—	14,046
Other consumer loans	24,480	—	74	—	24,554
Total	$1,332,299	$3,824	$7,049	$—	$1,343,172
December 31, 2018
Real estate loans:
Commercial property	$708,742	$—	$667	$—	$709,409
Residential property	233,514	—	302	—	233,816
SBA property	115,543	74	5,322	—	120,939
Construction	24,325	2,998	—	—	27,323
Commercial and industrial loans:
Commercial term	102,106	—	27	—	102,133
Commercial lines of credit	79,874	599	—	—	80,473
SBA commercial term	26,616	—	531	—	27,147
Trade finance	11,521	—	—	—	11,521
Other consumer loans	25,905	—	16	—	25,921
Total	$1,328,146	$3,671	$6,865	$—	$1,338,682

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
March 31, 2019
Real estate loans:
Residential property	$94	$—	$—	$—	$94
SBA property	711	—	—	1,011	1,722
Commercial and industrial loans:
SBA commercial term	54	—	—	186	240
Other consumer loans	91	12	—	74	177
Total	$950	$12	$—	$1,271	$2,233
December 31, 2018
Real estate loans:
Residential property	$95	$—	$—	$302	$397
SBA property	183	—	—	540	723
Commercial and industrial loans:
SBA commercial term	—	—	—	203	203
Other consumer loans	90	9	—	16	115
Total	$368	$9	$—	$1,061	$1,438

There were no nonaccrual loans guaranteed by a U.S. government agency at March 31, 2019 and December 31, 2018.
Impaired Loans
Loans are considered impaired in the following cases: (i) the loan is on nonaccrual, (ii) when principal or interest payments on the loan have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection, (iii) the loan is classified as a troubled debt restructuring (“TDR”) where terms not typically granted by the Company were offered to the borrower, (iv) when current information or events make it unlikely to collect the loan balance in full according to the contractual terms of the loan agreement, (v) there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest, or (vi) full payment of both principal and interest of the loan according to the original contractual terms is in doubt.

The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2019
Real estate loans:
SBA property	$1,100	$1,188	$221	$220	$1
Commercial and industrial loans:
Commercial term	57	57	—	—	—
SBA commercial term	62	82	169	178	89
Total	$1,219	$1,327	$390	$398	$90
December 31, 2018
Real estate loans:
Residential property	$302	$303	$—	$—	$—
SBA property	802	854	52	50	1
Commercial and industrial loans:
Commercial term	68	69	—	—	—
SBA commercial term	73	99	179	189	93
Total	$1,245	$1,325	$231	$239	$94

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$—	$—	$314	$—
Residential property	151	—	730	—
SBA property	1,347	6	1,187	5
Commercial and industrial loans:
Commercial term	62	1	188	3
Commercial lines of credit	—	—	6	—
SBA commercial term	242	1	450	6
Total	$1,802	$8	$2,875	$14

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$32	$82
Less: interest income recognized on impaired loans on a cash basis	(8)	(47)
Interest income foregone on impaired loans	$24	$35

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
SBA property	$310	$—	$310	$315	$—	$315
Commercial and industrial loans:
Commercial term	57	—	57	68	—	68
SBA commercial term	45	127	172	49	131	180
Total	$412	$127	$539	$432	$131	$563

There were no new loans that were modified as TDRs during the three months ended March 31, 2019 and 2018.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of March 31, 2019 and December 31, 2018.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $84 thousand and $86 thousand of allowance for loan losses as of March 31, 2019 and December 31, 2018, respectively.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2019 and 2018.
Purchases, Sales, and Transfers
The Company transferred a residential property loan of $303 thousand to loans held-for-sale during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company transferred a commercial property loan of $1.1 million to loans held-for-sale. The Company had no sales or purchases of loans held-for-investment during the three months ended March 31, 2019 and 2018.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018
Real estate loans:
SBA property	$3,680	$5,481
Commercial and industrial loans:
SBA commercial term	235	300
Total	$3,915	$5,781

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

Note 5 - Servicing Assets
At March 31, 2019 and December 31, 2018, total servicing assets were $7.5 million and $7.7 million, respectively. The Company sold loans of $21.2 million and $29.9 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.1 million and $2.0 million, respectively, during the three months ended March 31, 2019 and 2018. Loan servicing income was $631 thousand and $626 thousand, respectively, for the three months ended March 31, 2019 and 2018.
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
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	March 31, 2019			December 31, 2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$221	$6,277	$987	$244	$6,349	$1,073
Fair value	$264	$7,114	$1,146	$298	$6,937	$1,206
Discount rate	11.25%	13.25%	12.75%	11.25%	13.25%	12.75%
Prepayment speed	26.00%	13.95%	13.18%	25.00%	14.12%	13.55%
Weighted average remaining life	25.0 years	21.1 years	7.3 years	25.2 years	21.1 years	7.4 years
Underlying loans being serviced	$41,783	$375,154	$88,483	$45,728	$367,856	$93,073

The following table presents activity in servicing assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$244	$6,349	$1,073	$308	7,369	1,296
Additions	—	284	51	—	436	74
Amortization	(23)	(356)	(137)	(18)	(430)	(145)
Impairment	—	—	—	—	—	—
Balance at end of period	$221	$6,277	$987	$290	7,375	1,225

Note 6 - Operating Leases
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” and all subsequent ASUs that are related to Topic 842. As discussed in Note 1, the Company adopted this ASU using the optional transition method with a cumulative effect adjustment to retained earnings without restating prior financial statements for comparable amounts. As a result, the Company recognized right-of-use assets and liabilities of $9.6 million and $10.6 million, respectively, with a cumulative effect adjustment of $53 thousand to retained earnings at the date of adoption. The Company made an election to include both the lease and non-lease components as a single component and account for it as a lease.
The Company’s operating leases are for its headquarters office spaces, and retail branch and LPO locations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal option is at the Company’s sole discretion. Certain leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expenses for these leases are recognized on a straight-line basis over the lease term. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. The Company also leases certain equipment, such as copy machines and scanners, but they are determined to be immaterial.
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

($ in thousands)	Three Months Ended March 31, 2019
Operating lease cost (1)	$624
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	650
Right of use assets obtained in exchange for lease obligations	65

(1)	Included in Occupancy and Equipment on the Consolidated Statements of Income. Operating lease cost for the three months ended March 31, 2018 was under Topic 840.
The Company used the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of March 31, 2019:

($ in thousands)	March 31, 2019
Operating leases:
Operating lease assets	$9,132
Operating lease liabilities	10,133

Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	2.85%

The following table presets maturities of operating lease liabilities as of March 31, 2019:

($ in thousands)	March 31, 2019
Maturities:
2019	$1,871
2020	2,436
2021	2,056
2022	1,938
2023	1,624
After 2023	1,130
Total lease payment	11,055
Imputed Interest	(922)
Present value of operating lease liabilities	$10,133

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had $30.0 million in FHLB advances at both March 31, 2019 and December 31, 2018, respectively. FHLB advances consisted of fixed interest rates with original maturity terms ranging from 2 to 5 years and weighted-average interest rate of 1.81% at March 31, 2019. At December 31, 2018, FHLB advances consisted of fixed interest rates with original maturity terms ranging from 2 to 5 years and weighted-average interest rate of 1.81%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At March 31, 2019 and December 31, 2018, loans pledged to secure borrowings from the FHLB were $571.1 million and $523.4 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $7.3 million at both March 31, 2019 and December 31, 2018. The Company had additional borrowing capacity of $394.3 million and $386.0 million, respectively, from the FHLB as of March 31, 2019 and December 31, 2018.
Other Borrowing Arrangements
At March 31, 2019, the Company had $39.6 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $44.4 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $60.0 million overnight federal funds lines on an unsecured basis with correspondent banks at March 31, 2019.
Note 8 - Shareholders’ Equity
Common Stock
On August 14, 2018, the Company issued and sold 2,385,000 shares of its common stock at an offering price of $20.00 in an underwritten public offering, for gross proceeds of approximately $47.7 million. The underwriters were granted a 30-day option to purchase up to an additional 357,750 shares of common stock at the initial public offering price less the underwriting discount. Concurrently with the initial public offering, the Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “PCB.”
On September 5, 2018, the Company issued an additional 123,234 shares of its common stock upon the exercise by the underwriters of a portion of their 30-day option, for additional gross proceeds of approximately $2.5 million.
Aggregate net proceeds from the offering were $45.0 million after deducting underwriting discounts and commissions and estimated offering expenses.
Cash Dividends
The Company declared quarterly cash dividends on its common stock of $0.05 and $0.03 per share, respectively, for the three months ended March 31, 2019 and 2018.
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

	Three Months Ended March 31,
($ in thousands)	2019	2018
Unrealized loss on securities available-for-sale:
Beginning balance	$(1,647)	$(1,223)
Other comprehensive income (loss)
Unrealized gain (loss) arising during the period	1,172	(1,445)
Tax effect of current period changes	(345)	420
Total other comprehensive income (loss)	827	(1,025)
Balance at end of period	$(820)	$(2,248)

Note 9 - Share-Based Compensation
On July 25, 2013, the Company adopted 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provided for options to purchase 1,114,446 shares of common stock at a price not less than 100% of the fair market value of the stock. As of March 31, 2019, there were 586,576 shares available for future grants.
Share-Based Compensation Expense
The Company recognized share-based compensation expense of $161 thousand and $182 thousand, respectively, and realized income tax benefits of $11 thousand and $17 thousand, respectively, related to share-based compensation in the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had unrecognized share-based compensation expense of $1.4 million related to outstanding stock options that will be recognized over a weighted average period of 2.37 years.
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price on the grant date, and generally have a three-to five-year vesting period and contractual terms of ten years.
The following table represents stock option activity as of and for three months ended March 31, 2019:

	Three Months Ended March 31, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	898,291	$9.81	6.55 years	$5,243
Granted	10,000	$17.47	10.00 years
Exercised	(33,397)	$6.49	4.80 years
Balance at end of period	874,894	$10.03	6.40 years	$6,493
Exercisable at end of period	530,121	$8.60	5.69 years	$4,693

The following table represents information regarding unvested stock options as of and for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	347,274	$12.17
Granted	10,000	$17.47
Vested	(12,501)	$14.75
Balance at end of period	344,773	$12.23

Note 10 - Income Taxes
Income tax expense was $2.8 million and $2.7 million, respectively, and the effective tax rate was 29.9% and 29.9%, respectively, for the three months ended March 31, 2019 and 2018.
At March 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits, or accrued interest or penalties.
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
Note 11 - Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Three Months Ended March 31,
($ in thousands, except per share)	2019	2018
Basic earnings per share:
Net income	$6,564	$6,264
Weighted-average common shares outstanding	15,999,464	13,418,259
Basic earnings per share	$0.41	$0.47
Diluted earnings per share:
Net income	$6,564	$6,264
Weighted-average commons shares outstanding	15,999,464	13,418,259
Diluted effect of stock options	271,805	168,500
Diluted weighted-average common shares outstanding	16,271,269	13,586,759
Diluted earnings per share	$0.40	$0.46

There were 15,000 stock options excluded in computing diluted earnings per share because they were anti-dilutive for three months ended March 31, 2019. There were no stock options excluded in computing diluted earnings per share because they were anti-dilutive for three months ended March 31, 2018.

Note 12 - Commitments and Contingencies
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and letters of credit. Those instruments involve to varying degrees, elements of credit, and interest rate risk not recognized in the Company’s consolidated financial statements.
As of March 31, 2019 and December 31, 2018, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

($ in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$140,012	$127,443
Standby letters of credit	2,860	2,998
Commercial letters of credit	449	477
Total	$143,321	$130,918

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $136 thousand and $139 thousand, respectively, at March 31, 2019 and December 31, 2018, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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
As of March 31, 2019 and December 31, 2018, the Company had operating lease commitments of $11.1 million and $11.3 million, respectively.
Litigation
The Company is involved in various matters of litigation, which have arisen in the ordinary course of business. In the opinion of management, the disposition of pending matters of litigation will not have a material effect on the Company’s consolidated financial statements.

Note 13 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. Management believes as of March 31, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 9.53% and 9.42%, respectively, as of March 31, 2019, and 9.31% and 9.21%, respectively, as of December 31, 2018. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	$217,045	16.52%	$59,108	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	230,318	17.53%	105,081	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	217,045	16.52%	78,811	6.0%	N/A	N/A
Tier 1 capital (to average assets)	217,045	12.83%	67,670	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$215,492	16.41%	$59,106	4.5%	$85,375	6.5%
Total capital (to risk-weighted assets)	228,765	17.42%	105,077	8.0%	131,346	10.0%
Tier 1 capital (to risk-weighted assets)	215,492	16.41%	78,808	6.0%	105,077	8.0%
Tier 1 capital (to average assets)	215,492	12.74%	67,668	4.0%	84,585	5.0%
December 31, 2018
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	$210,871	16.28%	$58,273	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	224,178	17.31%	103,596	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	210,871	16.28%	77,697	6.0%	N/A	N/A
Tier 1 capital (to average assets)	210,871	12.60%	66,930	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$209,587	16.19%	$58,272	4.5%	$84,171	6.5%
Total capital (to risk-weighted assets)	222,894	17.21%	103,594	8.0%	129,493	10.0%
Tier 1 capital (to risk-weighted assets)	209,587	16.19%	77,696	6.0%	103,594	8.0%
Tier 1 capital (to average assets)	209,587	12.53%	66,929	4.0%	83,661	5.0%

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
The Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Business Oversight (the “CDBO”) periodically examine the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Company’s capital, to restrict growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Company’s deposit insurance and place the Company into receivership or conservatorship.
On April 30, 2019, the FDIC, the CDBO and the Bank entered into a stipulation consenting to the issuance of a consent order (the “Order”) relating to the Bank’s BSA/AML. While the Bank attempted to address the concerns raised by the FDIC and CDBO in an informal Agreement dated January 8, 2018, these agencies determined in a subsequent examination of the Bank that it had not satisfactorily addressed these concerns particularly relating to failing to maintain a qualified individual to serve as the BSA compliance officer and ensure that adequate resources are provided to administer an effective BSA/AML compliance program.
The Order requires, among other things, that the Bank correct all violations found in the prior examination and to improve its process to better identify and monitor accounts and transactions that pose a greater than normal risk for compliance with BSA/AML. The Order also requires the Board of Directors of the Bank to increase its oversight of the Bank’s compliance with BSA/AML rules and regulations. In addition, the Bank is to ensure that the BSA/AML compliance program is managed by a qualified officer with sufficient experience and resources necessary to administer an effective BSA/AML compliance program, and to seek prior FDIC and CDBO non-objection to a change in such officer or the officer in charge of Office of Foreign Assets Control compliance matters, or material changes to their responsibilities. Further, the Order requires that the Bank develop and maintain an effective BSA/AML compliance program, monitoring mechanisms, validation of risk rating and suspicious activity monitoring, and training programs for staff. Further, the Bank must review and enhance its BSA/AML risk assessment and customer due diligence, complete a BSA/AML staffing assessment and conduct a “look back” to more highly scrutinize certain transactions that occurred during a six month period in 2018 to determine if any suspicious activity requiring reporting went undetected. Finally, the Bank must provide periodic reports of progress to the FDIC and CDBO and provide for independent testing of the overall compliance program to ensure continued compliance, and seek prior FDIC and CDBO non-objection to the establishment of any new branches or other offices, or introduction of new delivery channels, products, services, or lines of business.

Note 14 - Revenue Recognition
Topic 606, “Revenue from Contracts with Customers,” does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as gain or loss associated with mortgage servicing assets and financial guarantees are also not within the scope. Topic 606 is applicable to noninterest income such as deposit related fees, interchange fees, and merchant related income. Noninterest income considered to be within the scope of Topic 606 is discussed below.
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
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Noninterest Income
In scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$28	$25
Account analysis fees	227	235
Non-sufficient funds charges	86	67
Other deposit related fees	23	22
Total service charges and fees on deposits	364	349
Debit card fees	65	45
Gain (loss) on sale of other real estate owned	—	3
Wire transfer fees	109	104
Other service charges	50	64
Total noninterest income in-scope of Topic 606	$588	$565

Note 15 - Subsequent Events
Entry into BSA/AML Consent Order. On April 30, 2019, the FDIC, the CDBO and the Bank entered into a stipulation consenting to the issuance of the Order relating to weaknesses in the Bank’s BSA/AML program, all as more fully described in Note 13.
Dividend Declared on Common Stock. On April 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share for the second quarter of 2019. The dividend will be paid on or about June 14, 2019, to shareholders of record as of the close of business on May 31, 2019.
The Company has evaluated the effects of events that have occurred subsequent to March 31, 2019 through the issuance date of these consolidated financial statements (unaudited). Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three months ended March 31, 2019. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2018 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2019	2018
Selected balance sheet data:
Cash and cash equivalents	$173,587	$181,553
Securities available-for-sale	144,353	125,940
Securities held-to-maturity	23,311	20,826
Loans held-for-sale	3,915	6,182
Loans held-for-investment, net of deferred loan costs (fees)	1,343,172	1,223,272
Allowance for loan losses	(13,137)	(12,371)
Total assets	1,717,774	1,578,970
Total deposits	1,447,758	1,381,925
Shareholders’ equity	217,211	147,233
Selected income statement data:
Interest income	$22,952	$18,628
Interest expense	5,799	3,334
Net interest income	17,153	15,294
Provision (reversal) for loan losses	(85)	95
Noninterest income	2,409	3,362
Noninterest expense	10,289	9,631
Income before income taxes	9,358	8,930
Income tax expense	2,794	2,666
Net income	6,564	6,264
Per share data:
Earnings per common share, basic	$0.41	$0.47
Earnings per common share, diluted	0.40	0.46
Book value per common share (1)	13.57	10.97
Cash dividends declared per common share	0.05	0.03

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2019	2018
Outstanding share data:
Number of common shares outstanding	16,011,151	13,424,777
Weighted-average common shares outstanding, basic	15,999,464	13,418,259
Weighted-average common shares outstanding, diluted	16,271,269	13,586,759
Selected performance ratios:
Return on average assets (2)	1.57%	1.73%
Return on average shareholders' equity (2)	12.43%	17.50%
Dividend payout ratio (3)	12.20%	6.38%
Efficiency ratio (4)	52.60%	51.62%
Yield on average interest-earning assets (2)	5.64%	5.27%
Cost of average interest-bearing liabilities (2)	2.05%	1.35%
Net interest spread (2)	3.59%	3.92%
Net interest margin (2), (5)	4.22%	4.33%
Total loans to total deposits ratio (6)	93.05%	88.97%
Asset quality:
Loans 30 to 89 days past due and still accruing	$962	$992
Nonperforming loans (7)	1,271	2,397
Nonperforming assets (8)	1,666	2,397
Net charge-offs (recoveries)	(55)	(52)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.07%	0.08%
Nonperforming loans to loans held-for-investment	0.09%	0.20%
Nonperforming loans to allowance for loan losses	9.67%	19.38%
Nonperforming assets to total assets	0.10%	0.15%
Allowance for loan losses to loans held-for-investment	0.98%	1.01%
Allowance for loan losses to nonperforming loans	1,033.60%	516.10%
Net charge-offs (recoveries) to average loans held-for-investment (2)	(0.02)%	(0.02)%
Capital ratios:
Shareholders’ equity to total assets	12.64%	9.32%
Average equity to average assets	12.67%	9.89%
Pacific City Financial Corporation
Common tier 1 capital (to risk-weighted assets)	16.52%	12.32%
Total capital (to risk-weighted assets)	17.53%	13.36%
Tier 1 capital (to risk-weighted assets)	16.52%	12.32%
Tier 1 capital (to average assets)	12.83%	10.09%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	16.41%	12.25%
Total capital (to risk-weighted assets)	17.42%	13.29%
Tier 1 capital (to risk-weighted assets)	16.41%	12.25%
Tier 1 capital (to average assets)	12.74%	10.03%

(1)	Shareholders’ equity divided by common shares outstanding.

(2)	Annualized.

(3)	Dividends declared per common share divided by basic earnings per common share.

(4)	Noninterest expenses divided by the sum of net interest income and noninterest income.

(5)	Net interest income divided by average total interest-earning assets.

(6)	Total loans include both loans held-for-sale and loans held-for-investment, net of unearned loan costs (fees).

(7)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing.

(8)	Nonperforming assets include nonperforming loans and other real estate owned.

Executive Summary
Net income was $6.6 million for the three months ended March 31, 2019, an increase of $300 thousand, or 4.8%, from $6.3 million for the three months ended March 31, 2018. The increase was primarily due to an increase in net interest income and a decrease in provision (reversal) for loan losses, partially offset by an increase in noninterest expense and a decrease in noninterest income. Diluted earnings per common share was $0.40 and $0.46 for the three months ended March 31, 2019 and 2018, respectively.
Total assets were $1.72 billion at March 31, 2019, an increase of $20.7 million, or 1.2%, from $1.70 billion at December 31, 2018. The increase was primarily due to increases in cash and cash equivalents and loans held-for-investment as well as a recognition of operating lease assets.
On January 1, 2019, the Company adopted new accounting guidance on leases (Topic 842) using the optional transition method. As a result, the Company recognized operating lease assets and liabilities of $9.6 million and $10.6 million, respectively, with a cumulative effect adjustment of $53 thousand to retained earnings at the date of adoption.
Financial Highlights

•	Net income totaled $6.6 million or $0.40 per diluted common share for the three months ended March 31, 2019;

•	Total assets were $1.72 billion at March 31, 2019, an increase of $20.7 million, or 1.2%, from $1.70 billion at December 31, 2018;

•	Loans held-for-investment, net of deferred costs (fees), were $1.34 billion at March 31, 2019, an increase of $4.5 million, or 0.3%, from $1.34 billion at December 31, 2018;

•	Total deposits were $1.45 billion at March 31, 2019, an increase of $4.0 million, or 0.3%, from $1.44 billion at December 31, 2018;

•	The board of directors approved a $6.5 million share repurchase program to begin in the second quarter of 2019; and

•	The Company declared an increased cash dividend of $0.06 per common share for shareholders of record on May 31, 2019, and payable on June 14, 2019 on April 25, 2019.
Results of Operations
Net Interest Income
A principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities and changes in the yields earned on interest earning assets and the rates paid on interest bearing liabilities.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,342,168	$20,934	6.33%	$1,219,867	$17,440	5.80%
Mortgage backed securities	84,523	549	2.63%	67,484	391	2.35%
Collateralized mortgage obligation	54,908	358	2.64%	50,974	280	2.23%
SBA loan pool securities	22,142	147	2.69%	24,350	137	2.28%
Municipal securities - tax exempt (2)	5,888	39	2.69%	6,583	40	2.46%
Interest-bearing deposits in other financial institutions	133,031	792	2.41%	57,392	222	1.57%
FHLB and other bank stock	7,433	133	7.26%	6,589	118	7.26%
Total interest-earning assets	1,650,093	22,952	5.64%	1,433,239	18,628	5.27%
Noninterest-earning assets:
Cash and cash equivalents	$18,678			$20,329
Allowances for loan losses	(13,118)			(12,366)
Other assets	34,696			26,746
Total noninterest earning assets	40,256			34,709
Total assets	$1,690,349			$1,467,948
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	293,245	1,132	1.57%	297,947	760	1.03%
Savings	8,469	8	0.38%	8,632	6	0.28%
Time deposits	813,934	4,525	2.25%	654,124	2,400	1.49%
Other borrowings	30,074	134	1.81%	40,000	168	1.70%
Total interest-bearing liabilities	1,145,722	5,799	2.05%	1,000,703	3,334	1.35%
Noninterest-bearing liabilities:
Demand deposits	308,071			313,660
Other liabilities	22,322			8,384
Total noninterest-bearing liabilities	330,393			322,044
Total liabilities	1,476,115			1,322,747
Shareholders’ equity	214,234			145,201
Total liabilities and shareholders’ equity	$1,690,349			$1,467,948
Net interest income		$17,153			$15,294
Net interest spread (3)			3.59%			3.92%
Net interest margin (4)			4.22%			4.33%
Cost of funds (5)			1.62%			1.03%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $78 thousand and $130 thousand are included in the interest income for the three months ended March 31, 2019 and 2018, respectively.

(2)	The yield on municipal bonds has not been computed on a tax-equivalent basis.

(3)	Net interest spread is calculated by subtracting average rate on interest-bearing liabilities from average yield on interest-earning assets.

(4)	Net interest margin is calculated by dividing net interest income by average interest-earning assets.

(5)
Cost of funds is calculated by dividing annualized interest expense on total interest-bearing liabilities by the sum of average total interest-bearing liabilities and noninterest-bearing demand deposits.

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

	Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate
Interest earned on:
Total loans	$1,748	$1,746	$3,494
Investment securities	103	142	245
Other interest-earning assets	406	179	585
Total interest income	2,257	2,067	4,324
Interest paid on:
Savings, NOW, and money market deposits	(12)	386	374
Time deposits	586	1,539	2,125
Other borrowings	(42)	8	(34)
Total interest expense	532	1,933	2,465
Change in net interest income	$1,725	$134	$1,859

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Interest income:
Interest and fees on loans	$20,934	$17,440	$3,494	20.0%
Interest on tax-exempt investment securities	39	40	(1)	(2.5)%
Interest on investment securities	1,054	808	246	30.4%
Interest and dividend on other interest-earning assets	925	340	585	172.1%
Total interest income	22,952	18,628	4,324	23.2%
Interest expense:
Interest on deposits	5,665	3,166	2,499	78.9%
Interest on other borrowings	134	168	(34)	(20.2)%
Total interest expense	5,799	3,334	2,465	73.9%
Net interest income	$17,153	$15,294	$1,859	12.2%

Net interest income increased primarily due to a 15.1% increase in average balance of interest-earning assets and a 37 basis point increase in average yield on interest-earning assets, partially offset by a 14.5% increase in average balance of interest-bearing liabilities and a 70 basis point increase in average cost on interest-bearing liabilities. The increase in average balances of interest-earning assets and interest-bearing liabilities were primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth and the initial public offering (“IPO”) completed in August 2018. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the rising interest rate environment in 2018.
Interest and fees on loans increased primarily due to a 10.0% increase in average balance and a 53 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth and the increase in average yield was primarily due to the rising interest rate environment in 2018.

Interest on investment securities increased primarily due to a 12.1% increase in average balance and a 35 basis point increase in average yield. The Company purchased $4.2 million of securities held-to-maturity and $39.8 million of securities available-for-sale since March 31, 2018. For the three months ended March 31, 2019 and 2018, yield on total investment securities was 2.65% and 2.30%, respectively.
Interest income on other interest-earning assets increased primarily due to a 119.5% increase in average balance and a 51 basis point increase in average yield. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank. The increase in average yield was primarily due to an increase in the federal funds rate in 2018. For the three months ended March 31, 2019 and 2018, yield on total other interest-earning assets was 2.67% and 2.16%, respectively.
Interest expense on deposits increased primarily due to a 16.1% increase in average balance and a 72 basis point increase in average cost. The increase in average balance was primarily due to an increase in time deposits, partially offset by a decrease in NOW and money market accounts. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in the Company’s deposit target markets. For the three months ended March 31, 2019 and 2018, average cost on total interest-bearing deposits was 2.06% and 1.34%, respectively.
Interest expense on other borrowings decreased primarily due to less utilization of FHLB advances as the Bank maintained a sufficient level of on-balance sheet liquidity.
Provision (Reversal) for Loan Losses
Provision (reversal) for loan losses was $(85) thousand for the three months ended March 31, 2019 compared with $95 thousand for the three months ended March 31, 2018. The decrease was primarily due to a decrease in historical loss rates, changes in qualitative adjustment factors and a net recovery during the three months ended March 31, 2019.
See further discussion in “Allowance for Loan Losses.”
Noninterest Income
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Service charges and fees on deposits	$364	$349	$15	4.3%
Loan servicing income	631	626	5	0.8%
Gain on sale of loans	1,120	2,116	(996)	(47.1)%
Other income	294	271	23	8.5%
Total noninterest income	$2,409	$3,362	$(953)	(28.3)%

Service charges and fees increased primarily due to an increase in the level of transactional based deposit accounts.
Loan servicing income increased primarily due to a larger decrease in servicing asset amortization than the decrease in servicing fees from a lower servicing asset amount on the balance sheet. Underlying loans being serviced at March 31, 2019 and 2018 totaled $505.4 million and $549.0 million, respectively.
Gain on sale of loans decreased primarily due to decreases in sales volume and premiums on SBA loans due to the conditions in the secondary market. The Company sold SBA loans of $21.2 million with a gain of $1.1 million and residential property loans of $2.4 million with a gain of $16 thousand during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company sold SBA loans of $29.9 million with a gain of $2.0 million, residential property loans of $1.2 million with a gain of $22 thousand and a commercial property loan of $1.1 million with a gain of $45 thousand.
Other income includes wire and remittance fees of $109 thousand and $104 thousand, respectively, and debit card interchange fees of $65 thousand and $45 thousand, respectively, for the three months ended March 31, 2019 and 2018.

Noninterest Expense
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Salaries and employee benefits	$6,622	$6,246	$376	6.0%
Occupancy and equipment	1,313	1,144	169	14.8%
Professional fees	758	523	235	44.9%
Marketing and business promotion	228	388	(160)	(41.2)%
Data processing	318	302	16	5.3%
Director fees and expenses	189	230	(41)	(17.8)%
Regulatory assessments	116	132	(16)	(12.1)%
Other expenses	745	666	79	11.9%
Total noninterest expense	$10,289	$9,631	$658	6.8%

Salaries and employee benefits increased primarily due to an increase in number of employees to support continued growth, partially offset by a decrease in bonus accruals and a retirement bonus paid to the former chief executive officer of $192 thousand during the three months ended March 31, 2018. The number of full-time equivalent employees was 252 at March 31, 2019 compared to 228 at March 31, 2018.
Occupancy and equipment expense increased primarily due to increases in depreciation and operating leases expenses for the new Artesia LPO opened in December 2018 and an increase in equipment maintenance expense.
Professional fees increased primarily due to increased audit fees as the Company became a public company and professional fees for enhancement of the Bank’s controls and processes on BSA/AML during the three months ended March 31, 2019.
Marketing and business promotion expense decreased primarily due to a decrease in advertising activities.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to a fewer number of directors for the three months ended March 31, 2019.
Regulatory assessment expense decreased primarily due to a decrease in assessment rate, partially offset by balance sheet growth.
Other expense increased primarily due to a growth in operations. Other expenses primarily included $360 thousand and $315 thousand in office expense, and $133 thousand and $115 thousand in armed guard expense for the three months ended March 31, 2019 and 2018, respectively.
Income Tax Expense
Income tax expense was $2.8 million and $2.7 million, respectively, and the effective tax rate was 29.9% and 29.9%, respectively, for the three months ended March 31, 2019 and 2018.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions. Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of shareholders’ equity.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$67,912	$67,637	$(275)	$68,975	$67,921	$(1,054)
Residential collateralized mortgage obligations	54,825	54,100	(725)	56,625	55,649	(976)
SBA loan pool securities	22,202	21,824	(378)	23,144	22,632	(512)
Municipal bonds	779	792	13	784	789	5
Total securities available-for-sale	$145,718	$144,353	$(1,365)	$149,528	$146,991	$(2,537)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	18,218	17,865	(353)	16,659	16,057	(602)
Municipal bonds	5,093	5,245	152	5,101	5,095	(6)
Total securities held-to-maturity	$23,311	$23,110	$(201)	$21,760	$21,152	$(608)

Total investment securities were $167.7 million at March 31, 2019, a decrease of $1.1 million, or 0.6%, from $168.8 million at December 31, 2018. The decrease was primarily due to principal paydowns of $6.2 million and net premium amortization of $188 thousand, partially offset by purchases of $4.1 million and an increase in fair value of securities available-for-sale of $1.2 million.
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
All individual securities in a continuous unrealized loss position for 12 months or more as of March 31, 2019 and December 31, 2018 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and three months ended March 31, 2019 and 2018.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of March 31, 2019:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$924	1.48%	$14,396	2.29%	$52,592	2.57%	$67,912	2.50%
Residential collateralized mortgage obligations	—	—%	—	—%	5,758	1.90%	49,067	2.60%	54,825	2.52%
SBA loan pool securities	—	—%	—	—%	4,096	2.74%	18,106	2.52%	22,202	2.56%
Municipal bonds	—	—%	—	—%	779	2.70%	—	—%	779	2.70%
Total securities available-for-sale	$—	—%	$924	1.48%	$25,029	2.29%	$119,765	2.58%	$145,718	2.52%
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$920	1.82%	$1,413	1.86%	$15,885	2.55%	$18,218	2.46%
Municipal bonds	132	1.53%	1,429	2.65%	1,212	2.93%	2,320	4.83%	5,093	3.68%
Total securities held-to-maturity	$132	1.53%	$2,349	2.32%	$2,625	2.35%	$18,205	2.84%	$23,311	2.73%

Loans Held-For-Sale
Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the foreseeable future, subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred to held-for-sale at the lower of cost or fair value. Certain loans are transferred to held-for-sale with write-downs to allowance for loan losses.
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018
Real estate loans:
SBA property	$3,680	$5,481
Commercial and industrial loans:
SBA commercial term	235	300
Total	$3,915	$5,781

Loans held-for-sale were $3.9 million at March 31, 2019, a decrease of $1.9 million, or 32.3%, from $5.8 million at December 31, 2018. The decrease was primarily due to sales of $23.6 million, partially offset by originations of $21.5 million and a loan transferred from loans held-for-investment of $303 thousand.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	March 31, 2019		December 31, 2018
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	715,488	53.3%	709,409	53.1%
Residential property	237,115	17.7%	233,816	17.5%
SBA property	124,751	9.3%	120,939	9.0%
Construction	19,983	1.5%	27,323	2.0%
Total real estate loans	1,097,337	81.8%	1,091,487	81.6%
Commercial and industrial loans:
Commercial term	103,866	7.7%	102,133	7.6%
Commercial lines of credit	77,022	5.7%	80,473	6.0%
SBA commercial term	26,347	2.0%	27,147	2.0%
Trade finance	14,046	1.0%	11,521	0.9%
Total commercial and industrial loans	221,281	16.4%	221,274	16.5%
Consumer loans	24,554	1.8%	25,921	1.9%
Loans held-for-investment	1,343,172	100.0%	1,338,682	100.0%
Allowance for loan losses	(13,137)		(13,167)
Net loans held-for-investment	$1,330,035		$1,325,515

Loans held-for-investment, net of deferred loan costs (fees) were $1.34 billion at March 31, 2019, an increase of $4.5 million, or 0.3%, from $1.34 billion at December 31, 2018. The increase was primarily due to new funding of $73.2 million and advances of $23.5 million, partially offset by paydowns and payoffs of $91.8 million.

Allowance for loan losses
The Company’s methodology for assessing the appropriateness of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high-risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and economic conditions.
For any loan held for investment, a specific allowance may be assigned based on an impairment analysis. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on nonaccrual status.
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance for loan losses. Net recoveries to average loans held-for-investment were 0.02% and 0.02%, respectively, for the three months ended March 31, 2019 and 2018.
Allowance for loan losses totaled $13.1 million and $13.2 million, respectively, at March 31, 2019 and December 31, 2018. The decreases was primarily due to a decrease in historical loss rates and changes in qualitative adjustment factors during the three months ended March 31, 2019.
The Company analyzes the loan portfolio, including delinquencies, concentrations, and risk characteristics, at least quarterly in order to assess the overall level of the allowance for loan losses. The Company also relies on internal and external loan review procedures to further assess individual loans and loan pools, and economic data for overall industry and geographic trends.
In determining the allowance and the related provision for loan losses, the Company considers three principal elements: (i) valuation allowances based upon probable incurred losses identified during the review of impaired commercial and industrial, commercial property and construction loans, (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and (iii) qualitative factors. Provisions for loan losses are charged to operations to record changes to the allowance for loan losses to a level deemed appropriate.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Allowance for loan losses:
Balance at beginning of period	$13,167	$12,224
Charge-offs:
Real estate	2	125
Other consumer	44	14
Total charge-offs	46	139
Recoveries on loans previously charged off
Real estate	4	2
Commercial and industrial	41	180
Other consumer	56	9
Total recoveries	101	191
Net charge-offs	(55)	(52)
Provision (reversal) for loan losses	(85)	95
Balance at end of period	13,137	12,371
Loans held-for-investment:
Balance at end of period	$1,343,172	$1,223,272
Average balance	1,334,151	1,214,104
Ratios:
Net charge-offs to average loans held-for-investment	(0.02)%	(0.02)%
Allowance for loan losses to loans held-for-investment	0.98%	1.01%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Residential property	$—	$302	$(302)	(100.0)%
SBA property	1,011	540	471	87.2%
Total real estate loans	1,011	842	169	20.1%
Commercial and industrial loans:
SBA commercial term	186	203	(17)	(8.4)%
Total commercial and industrial loans	186	203	(17)	(8.4)%
Consumer loans	74	16	58	362.5%
Total nonaccrual loans	1,271	1,061	210	19.8%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	1,271	1,061	210	19.8%
Other real estate owned	395	—	395	—%
Total nonperforming assets	$1,666	$1,061	$605	57.0%

Nonperforming loans to loans held-for-investment	0.09%	0.08%
Nonperforming assets to total assets	0.10%	0.06%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $596 thousand, partially offset by paydowns and payoffs of $368 thousand and charge-offs of $18 thousand during the three months ended March 31, 2019.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believe the borrower will eventually overcome those circumstances and repay the loan in full.
Additional income of approximately $24 thousand would have been recorded during the three months ended March 31, 2019, had these loans been paid in accordance with their original terms throughout the periods indicated.
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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
SBA property	310	—	310	315	—	315
Commercial and industrial loans:
Commercial term	57	—	57	68	—	68
SBA commercial term	45	127	172	49	131	180
Total	$412	$127	$539	$432	$131	$563

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits.
Total deposits were $1.45 billion at March 31, 2019, an increase of $4.0 million, or 0.3%, from $1.44 billion at December 31, 2018. The increase was primarily due to increases in time deposits of $21.6 million and noninterest-bearing demand accounts of $1.4 million, partially offset by a decrease in savings, NOW and money market accounts of $19.0 million. As of March 31, 2019 and December 31, 2018, total deposits were comprised of 22.8% and 22.8%, respectively, of noninterest-bearing demand accounts, 20.4% and 21.7%, respectively, of savings, NOW and money market accounts, and 56.8% and 55.5%, respectively, of time deposits.
Time deposits from California State Treasurer totaled $120.0 million and $100.0 million, respectively, and brokered deposits totaled $37.5 million and $42.5 million, respectively, at March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the Company’s directors and shareholders with deposits over $250,000 totaled $6.3 million and $5.4 million, respectively, or 0.8% and 0.7%, respectively, of all of deposit relationships over $250,000.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
March 31, 2019
Time deposits less than $100,000	$29,194	$38,732	$69,495	$19,553	$2,070	$159,044
Time deposits of $100,000 through $250,000	44,387	98,890	171,671	18,778	—	333,726
Time deposits of more than $250,000	131,547	71,276	120,330	6,540	—	329,693
Total	$205,128	$208,898	$361,496	$44,871	$2,070	$822,463
December 31, 2018
Time deposits less than $100,000	$38,772	$28,829	$74,628	$19,771	$2,289	$164,289
Time deposits of $100,000 through $250,000	131,190	45,398	157,047	21,710	—	355,345
Time deposits of more than $250,000	144,225	40,224	84,502	12,288	—	281,239
Total	$314,187	$114,451	$316,177	$53,769	$2,289	$800,873

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $217.2 million at March 31, 2019, an increase of $6.9 million, or 3.3%, from $210.3 million at December 31, 2018. The increase was primarily due to net income of $6.6 million and a positive fair value change in securities available-for-sale of $827 thousand, partially offset by dividends declared on common stock of $800 thousand.
Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal and state banking regulators. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). However, based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies.

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions impose meaningfully more stringent regulatory capital requirements. In addition, the Basel III regulations introduced a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019. As of March 31, 2019, the Bank met the fully phased-in Basel III capital requirements.
The tables below summarizes the minimum capital requirements applicable to the Bank pursuant to Basel III regulations as of the dates indicated. The Company and the Bank’s capital conservation buffer was 9.53% and 9.42%, respectively, as of March 31, 2019, and 9.31% and 9.21%, respectively, as of December 31, 2018. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The tables below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of March 31, 2019 and December 31, 2018. The Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	Pacific City Financial Corporation	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
March 31, 2019
Common tier 1 capital (to risk-weighted assets)	16.52%	16.41%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.53%	17.42%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.52%	16.41%	6.0%	8.0%
Tier 1 capital (to average assets)	12.83%	12.74%	4.0%	5.0%
December 31, 2018
Common tier 1 capital (to risk-weighted assets)	16.28%	16.19%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.31%	17.21%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.28%	16.19%	6.0%	8.0%
Tier 1 capital (to average assets)	12.60%	12.53%	4.0%	5.0%

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
The Company had $30.0 million of outstanding FHLB advances at both March 31, 2019 and December 31, 2018. Based on the values of loans pledged as collateral, the Company had $394.3 million and $386.0 million of additional borrowing capacity with FHLB as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had $60.0 million of available unused unsecured federal funds lines. In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at March 31, 2019 and December 31, 2018 was $39.6 million and $45.2 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $44.4 million and $50.8 million as of March 31, 2019 and December 31, 2018, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits. As of March 31, 2019 and December 31, 2018, total cash and cash equivalents represented 10.1% and 9.6% of total assets, respectively.
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
The Company’s exposure to loan loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements.
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

($ in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$140,012	$127,443
Standby letters of credit	2,860	2,998
Commercial letters of credit	449	477
Total	$143,321	$130,918

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
March 31, 2019
Time deposits	$775,522	$44,871	$2,070	$—	$822,463
FHLB advances	10,000	10,000	10,000	—	30,000
Operating leases	2,504	4,343	3,373	835	11,055
Total	$788,026	$59,214	$15,443	$835	$863,518
December 31, 2018
Time deposits	$744,815	$53,769	$2,289	$—	$800,873
FHLB advances	10,000	10,000	10,000	—	30,000
Operating leases	2,446	4,335	3,413	1,104	11,298
Total	$757,261	$68,104	$15,702	$1,104	$842,171

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
The Company’s Board asset liability committee (“Board ALCO”) establishes broad policy limits with respect to interest rate risk. Board ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, The Company seeks to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Board ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits. As discussed earlier, the Company also has a Management ALCO, which is comprised of the senior management team and Chief Executive Officer, to proactively monitor investment activities.
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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	March 31, 2019		December 31, 2018
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	25.4%	8.3%	21.4%	6.0%
+100	12.7%	4.6%	11.0%	3.7%
-100	(14.8)%	(6.6)%	(13.7)%	(5.9)%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2019 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at March 31, 2019. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 1A - Risk Factors
There have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2018, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.

Item 5 - Other Information
As previously disclosed by 8-K filed on May 3, 2019, on April 30, 2019, the FDIC, the CDBO and the Bank entered into a stipulation consenting to the issuance of a consent order (the “Order”) relating to the Bank’s BSA/AML. While the Bank attempted to address the concerns raised by the FDIC and CDBO in an informal Agreement dated January 8, 2018, these agencies determined in a subsequent examination of the Bank that it had not satisfactorily addressed these concerns particularly relating to failing to maintain a qualified individual to serve as the BSA compliance officer and ensure that adequate resources are provided to administer an effective BSA/AML compliance program.
The Order requires, among other things, that the Bank correct all violations found in the prior examination and to improve its process to better identify and monitor accounts and transactions that pose a greater than normal risk for compliance with BSA/AML. The Order also requires the Board of Directors of the Bank to increase its oversight of the Bank’s compliance with BSA/AML rules and regulations. In addition, the Bank is to ensure that the BSA/AML compliance program is managed by a qualified officer with sufficient experience and resources necessary to administer an effective BSA/AML compliance program, and to seek prior FDIC and CDBO non-objection to a change in such officer or the officer in charge of Office of Foreign Assets Control compliance matters, or material changes to their responsibilities. Further, the Order requires that the Bank develop and maintain an effective BSA/AML compliance program, monitoring mechanisms, validation of risk rating and suspicious activity monitoring, and training programs for staff. Further, the Bank must review and enhance its BSA/AML risk assessment and customer due diligence, complete a BSA/AML staffing assessment and conduct a “look back” to more highly scrutinize certain transactions that occurred during a six month period in 2018 to determine if any suspicious activity requiring reporting went undetected. Finally, the Bank must provide periodic reports of progress to the FDIC and CDBO and provide for independent testing of the overall compliance program to ensure continued compliance, and seek prior FDIC and CDBO non-objection to the establishment of any new branches or other offices, or introduction of new delivery channels, products, services, or lines of business.
The Order will remain in effect until terminated, modified or suspended by the FDIC and CDBO. The Bank’s Management and Board of Directors have expressed their full intention and ability to comply with all parts of the Order. The Bank began taking corrective actions prior to entry of the Order after communicating with the regulators and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. Importantly, and prior to the entry of the Order, the Bank sought and received FDIC and CDBO non-objection to hiring a new BSA officer, Susan Wahba, CAMS, who began working for the Bank on March 19, 2019, and brings significant experience in BSA/AML compliance, including as a former bank examiner and BSA/AML trainer for the FDIC, and most recently as the Chief Risk Officer for another Los Angeles area bank. Compliance with the requirements of the Order will be determined by the regulators in subsequent examinations. The Bank will incur additional non-interest expenses associated with the implementation of the required corrective actions; however, both these expenses and the Order are not expected to have a material impact on the results of operations or financial position of the Bank or the Company.

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

Pacific City Financial Corporation

Date:	May 9, 2019	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2019	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)