Form 10-Q
period 2019-06-30
PCB BANCORP
filed 2019-08-08
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number 001-38621
PCB Bancorp
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-8856755 (IRS Employer Identification No.)

3701 Wilshire Boulevard, Suite 900 Los Angeles, California (Address of principal executive offices)	90010 (Zip Code)

(213) 210-2000 (Registrant’s telephone number, including area code)

Pacific City Financial Corporation (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCB	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of July 31, 2019, the registrant had outstanding 15,934,059 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2019

Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which reflect current views of PCB Bancorp, formerly known as Pacific City Financial Corporation, (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “aim,” “would,” and “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•	compliance with the regulatory consent order related to Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) matters to which Pacific City Bank, our wholly owned subsidiary, is subject;

•	the significant portion of our loan portfolio that is comprised of real estate loans;

•	our ability to attract and retain Korean-American customers;

•	our ability to identify and address cyber-security risks, breaches, fraud and systems errors;

•	our ability to effectively execute our strategic plan and manage our growth;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

•	costs and obligations associated with operating as a public company;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and

•	changes in federal tax law or policy.
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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$19,080	$24,121
Interest-bearing deposits in other financial institutions	114,205	138,152
Total cash and cash equivalents	133,285	162,273
Securities available-for-sale, at fair value	142,539	146,991
Securities held-to-maturity, at amortized cost (fair value of $22,813 at June 30, 2019 and $21,152 at December 31, 2018)	22,685	21,760
Total investment securities	165,224	168,751
Loans held-for-sale	440	5,781
Loans held-for-investment, net of deferred loan costs (fees)	1,395,557	1,338,682
Allowance for loan losses	(13,328)	(13,167)
Net loans held-for-investment	1,382,229	1,325,515
Premises and equipment, net	4,334	4,588
Federal Home Loan Bank and other restricted stock, at cost	8,345	7,433
Other real estate owned, net	395	—
Deferred tax assets, net	3,241	3,377
Servicing assets	7,230	7,666
Operating lease assets	10,105	—
Accrued interest receivable and other assets	11,658	11,644
Total assets	$1,726,486	$1,697,028
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$339,603	$329,270
Savings, NOW and money market accounts	331,357	313,610
Time deposits of $250,000 or less	480,786	519,634
Time deposits of more than $250,000	294,780	281,239
Total deposits	1,446,526	1,443,753
Federal Home Loan Bank advances	35,000	30,000
Operating lease liabilities	11,131	—
Accrued interest payable and other liabilities	10,429	12,979
Total liabilities	1,503,086	1,486,732
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, 0 issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 15,980,655 and 15,977,754 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	170,769	171,067
Additional paid-in capital	3,366	3,299
Retained earnings	48,927	37,577
Accumulated other comprehensive income (loss), net	338	(1,647)
Total shareholders’ equity	223,400	210,296
Total liabilities and shareholders’ equity	$1,726,486	$1,697,028

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$21,969	$18,610	$42,903	$36,050
Interest on tax-exempt investment securities	38	41	77	81
Interest on investment securities	1,024	828	2,078	1,636
Interest and dividends on other interest-earning assets	999	865	1,924	1,205
Total interest income	24,030	20,344	46,982	38,972
Interest expense:
Interest on deposits	6,200	4,292	11,865	7,458
Interest on borrowings	138	170	272	338
Total interest expense	6,338	4,462	12,137	7,796
Net interest income	17,692	15,882	34,845	31,176
Provision for loan losses	394	425	309	520
Net interest income after provision for loan losses	17,298	15,457	34,536	30,656
Noninterest income:
Service charges and fees on deposits	368	376	732	725
Loan servicing income	492	585	1,123	1,211
Gain on sale of loans	1,891	1,033	3,011	3,149
Other income	303	279	597	550
Total noninterest income	3,054	2,273	5,463	5,635
Noninterest expense:
Salaries and employee benefits	6,600	6,153	13,222	12,399
Occupancy and equipment	1,407	1,246	2,720	2,390
Professional fees	686	988	1,444	1,511
Marketing and business promotion	529	541	757	929
Data processing	338	295	656	597
Director fees and expenses	185	211	374	441
Regulatory assessments	309	145	425	277
Other expenses	930	1,361	1,675	2,027
Total noninterest expense	10,984	10,940	21,273	20,571
Income before income taxes	9,368	6,790	18,726	15,720
Income tax expense	2,767	2,028	5,561	4,694
Net income	$6,601	$4,762	$13,165	$11,026

Earnings per common share, basic	$0.41	$0.35	$0.82	$0.82
Earnings per common share, diluted	$0.40	$0.35	$0.81	$0.81

Weighted-average common shares outstanding, basic	16,017,089	13,432,775	16,008,325	13,425,557
Weighted-average common shares outstanding, diluted	16,330,039	13,628,677	16,303,274	13,607,834

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,601	$4,762	$13,165	$11,026
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	1,638	(515)	2,810	(1,960)
Income tax benefit (expense) related to items of other comprehensive income	(480)	151	(825)	571
Total other comprehensive income (loss), net of tax	1,158	(364)	1,985	(1,389)
Total comprehensive income	$7,759	$4,398	$15,150	$9,637

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended
		Shareholders’ Equity
	Common Stock Outstanding Shares	Common stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2018	13,424,777	$125,511	$3,072	$20,898	$(2,248)	$147,233
Comprehensive income (loss)
Net income	—	—	—	4,762	—	4,762
Other comprehensive loss, net of tax	—	—	—	—	(364)	(364)
Share-based compensation expense	—	—	157	—	—	157
Stock options exercised	10,437	68	(23)	—	—	45
Cash dividends declared on common stock	—	—	—	(402)	—	(402)
Balance at June 30, 2018	13,435,214	$125,579	$3,206	$25,258	$(2,612)	$151,431

Balance at April 1, 2019	16,011,151	$171,407	$3,336	$43,288	$(820)	$217,211
Comprehensive income
Net income	—	—	—	6,601	—	6,601
Other comprehensive income, net of tax	—	—	—	—	1,158	1,158
Repurchase of common stock	(57,551)	(974)	—	—	—	(974)
Share-based compensation expense	—	—	162	—	—	162
Stock options exercised	27,055	336	(132)	—	—	204
Cash dividends declared on common stock	—	—	—	(962)	—	(962)
Balance at June 30, 2019	15,980,655	$170,769	$3,366	$48,927	$338	$223,400

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
(in thousands, except share data)

	Six Months Ended
		Shareholders’ Equity
	Common Stock Outstanding Shares	Common stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	13,417,899	$125,430	$2,941	$15,036	$(1,223)	$142,184
Comprehensive income (loss)
Net income	—	—	—	11,026	—	11,026
Other comprehensive loss, net of tax	—	—	—	—	(1,389)	(1,389)
Share-based compensation expense	—	—	339	—	—	339
Stock options exercised	17,315	149	(74)	—	—	75
Cash dividends declared on common stock	—	—	—	(804)	—	(804)
Balance at June 30, 2018	13,435,214	$125,579	$3,206	$25,258	$(2,612)	$151,431

Balance at January 1, 2019	15,977,754	$171,067	$3,299	$37,577	$(1,647)	$210,296
Comprehensive income
Net income	—	—	—	13,165	—	13,165
Other comprehensive income, net of tax	—	—	—	—	1,985	1,985
Repurchase of common stock	(57,551)	(974)	—	—	—	(974)
Share-based compensation expense	—	—	323	—	—	323
Stock options exercised	60,452	676	(256)	—	—	420
Cash dividends declared on common stock	—	—	—	(1,762)	—	(1,762)
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	—	(53)	—	(53)
Balance at June 30, 2019	15,980,655	$170,769	$3,366	$48,927	$338	$223,400

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$13,165	$11,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	763	612
Net amortization of premiums (discounts) on securities	406	406
Accretion of discounts on loans	(2,041)	(1,967)
Net accretion of deferred loan costs (fees)	(209)	(262)
Amortization of servicing assets	1,213	1,244
Provision for loan losses	309	520
Deferred tax expense (benefit)	(689)	57
Stock-based compensation	323	339
Gain on sale of loans	(3,011)	(3,149)
Originations of loans held-for-sale	(47,532)	(60,399)
Proceeds from sales of and principal collected on loans held-for-sale	56,693	49,135
Change in accrued interest receivable and other assets	(12)	(41)
Change in accrued interest payable and other liabilities	(1,920)	1,968
Net cash provided by operating activities	17,458	(511)
Cash flows from investing activities
Purchase of securities available-for-sale	(6,247)	(16,060)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	13,179	11,329
Purchase of securities held-to-maturity	(2,150)	—
Proceeds from maturities and paydowns of securities held-to-maturity	1,149	629
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	303	7,208
Net change in loans receivable	(56,712)	(71,304)
Purchase of Federal Home Loan Bank stock	(912)	(844)
Proceeds from sale of other real estate owned	—	102
Purchases of premises and equipment	(513)	(787)
Net cash used in investing activities	(51,903)	(69,727)
Cash flows from financing activities
Net increase in deposits	2,773	175,955
Net change in short-term Federal Home Loan Bank advances	15,000	—
Repayment of long-term Federal Home Loan Bank advances	(10,000)	(10,000)
Stock options exercised	420	75
Repurchase of common stock	(974)	—
Cash dividends paid on common stock	(1,762)	(804)
Net cash provided by financing activities	5,457	165,226
Net increase (decrease) in cash and cash equivalents	(28,988)	94,988
Cash and cash equivalents at beginning of year	162,273	73,658
Cash and cash equivalents at end of year	$133,285	$168,646

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Interest paid	$13,017	$7,438
Income taxes paid	7,322	4,194
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$303	$7,034
Loans transferred to other real estate owned	50	—
Right of use assets obtained in exchange for lease obligations	1,588	—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Pacific City Bank (the “Bank”). The Company changed its corporate name from “Pacific City Financial Corporation” to “PCB Bancorp” in July 2019. The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Fort Lee, New Jersey and Bayside, New York, and 10 loan production offices (“LPOs”) in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. Refer to Adopted Accounting Pronouncements below for discussion of accounting pronouncements adopted during the six months ended June 30, 2019.
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

Adopted Accounting Pronouncements
During the six months ended June 30, 2019, the following accounting pronouncements applicable to the Company were adopted:
In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842).” In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases Topic 842, Targeted Improvements,” to provide additional clarification, implantation, and transition guidance on certain aspects of ASU 2016-02. The amendments in ASU 2016-02 require lessees to recognize lease assets and lease liabilities for both leases classified as operating leases and finance leases, except leases with a term of 12 months or less where lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For leases with a term of greater than 12 months, lessees are required to recognize a liability to make lease payments and a right-of-use assets representing its right to use the underlying asset for the lease term measured at the present value of the lease payments. ASU 2016-02 and ASU 2018-10 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Under ASU 2018-11, an additional transition option was provided that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Under this optional transition method, entities will be allowed to continue using and presenting leases under Accounting Standard Codification (“ASC”) 840 for prior years comparative periods and then prospectively adopt ASC 842 on January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings.
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
Recent Accounting Pronouncements Not Yet Adopted
The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB voted to tentatively delay the effective date of this ASU to 2023 for certain SEC filers that are Smaller Reporting Companies, which would apply to the Company. The FASB plans to issue two proposed ASUs in the near future related to the proposed delay in the effectiveness of this ASU.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$68,497	$—	$68,497
Residential collateralized mortgage obligations	—	52,121	—	52,121
SBA loan pool securities	—	21,131	—	21,131
Municipal bonds	—	790	—	790
Total securities available-for-sale	—	142,539	—	142,539
Total assets measured at fair value on a recurring basis	$—	$142,539	$—	$142,539
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$67,921	$—	$67,921
Residential collateralized mortgage obligations	—	55,649	—	55,649
SBA loan pool securities	—	22,632	—	22,632
Municipal bonds	—	789	—	789
Total securities available-for-sale	—	146,991	—	146,991
Total assets measured at fair value on a recurring basis	$—	$146,991	$—	$146,991
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2018
Impaired loans:
SBA property	$—	$—	$51	$51
Total impaired loans	—	—	51	51
Total assets measured at fair value on a non-recurring basis	$—	$—	$51	$51
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Collateral dependent impaired loans:
Commercial property	$—	$(53)	$—	$(53)
SBA property	(18)	(25)	(20)	(151)
Servicing assets - SBA property loans	—	(63)	—	(63)
Other real estate owned	—	—	—	3
Net losses recognized	$(18)	$(141)	$(20)	$(264)

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
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2019
Financial assets:
Interest-bearing deposits in other financial institutions	$114,205	$114,205	$114,205	$—	$—
Securities available-for-sale	142,539	142,539	—	142,539	—
Securities held-to-maturity	22,685	22,813	—	22,813	—
Loans held-for-sale	440	449	—	449	—
Net loans held-for-investment	1,382,229	1,391,534	—	—	1,391,534
FHLB and other restricted stock	8,345	N/A	N/A	N/A	N/A
Accrued interest receivable	5,314	5,314	83	551	4,680
Financial liabilities:
Deposits	$1,446,526	$1,451,505	$—	$—	$1,451,505
FHLB advances	35,000	35,075	—	35,075	—
Accrued interest payable	5,343	5,343	—	36	5,307
December 31, 2018
Financial assets:
Interest-bearing deposits in other financial institutions	$138,152	$138,152	$138,152	$—	$—
Securities available-for-sale	146,991	146,991	—	146,991	—
Securities held-to-maturity	21,760	21,152	—	21,152	—
Loans held-for-sale	5,781	6,175	—	6,175	—
Net loans held-for-investment	1,325,515	1,337,299	—	—	1,337,299
FHLB and other restricted stock	7,433	N/A	N/A	N/A	N/A
Accrued interest receivable	5,178	5,178	112	568	4,498
Financial liabilities:
Deposits	$1,443,753	$1,425,023	$—	$—	$1,425,023
FHLB advances	30,000	29,641	—	29,641	—
Accrued interest payable	6,223	6,223	—	1	6,222

Note 3 - Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$68,067	$755	$(325)	$68,497
Residential collateralized mortgage obligations	52,406	132	(417)	52,121
SBA loan pool securities	21,019	164	(52)	21,131
Municipal bonds	774	16	—	790
Total securities available-for-sale	$142,266	$1,067	$(794)	$142,539
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$17,601	$20	$(172)	$17,449
Municipal bonds	5,084	281	(1)	5,364
Total securities held-to-maturity	$22,685	$301	$(173)	$22,813
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$68,975	$177	$(1,231)	$67,921
Residential collateralized mortgage obligations	56,625	55	(1,031)	55,649
SBA loan pool securities	23,144	—	(512)	22,632
Municipal bonds	784	5	—	789
Total securities available-for-sale	$149,528	$237	$(2,774)	$146,991
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$16,659	$—	$(602)	$16,057
Municipal bonds	5,101	37	(43)	5,095
Total securities held-to-maturity	$21,760	$37	$(645)	$21,152

As of June 30, 2019 and December 31, 2018, pledged securities were $101.0 million and $112.2 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of June 30, 2019. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale		Securities Held-To-Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$131	$131
One to five years	—	—	1,424	1,464
Five to ten years	774	790	1,208	1,244
Greater than ten years	—	—	2,321	2,525
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	141,492	141,749	17,601	17,449
Total	$142,266	$142,539	$22,685	$22,813

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$—	$—	$1,060
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$—	—	$30,778	$(325)	37	$30,778	$(325)	37
Residential collateralized mortgage obligations	10,175	(87)	6	34,408	(330)	33	44,583	(417)	39
SBA loan pool securities	—	—	—	5,113	(52)	6	5,113	(52)	6
Total securities available-for-sale	$10,175	$(87)	6	$70,299	$(707)	76	$80,474	$(794)	82
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	$—	—	$11,803	$(172)	12	$11,803	$(172)	12
Municipal bonds	—	—	—	131	(1)	1	131	(1)	1
Total securities held-to-maturity	$—	$—	—	$11,934	$(173)	13	$11,934	$(173)	13
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$1,868	$(6)	2	$41,845	$(1,225)	48	$43,713	$(1,231)	50
Residential collateralized mortgage obligations	7,067	(29)	5	34,943	(1,002)	34	42,010	(1,031)	39
SBA loan pool securities	2,809	(7)	2	19,823	(505)	18	22,632	(512)	20
Total securities available-for-sale	$11,744	$(42)	9	$96,611	$(2,732)	100	$108,355	$(2,774)	109
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$2,022	$(23)	1	$14,035	$(579)	15	$16,057	$(602)	16
Municipal bonds	2,600	(38)	8	497	(5)	3	3,097	(43)	11
Total securities held-to-maturity	$4,622	$(61)	9	$14,532	$(584)	18	$19,154	$(645)	27

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
All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2019 and December 31, 2018 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the six months ended June 30, 2019 and 2018.
Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018
Real estate loans:
Commercial property	$748,526	$709,409
Residential property	240,630	233,816
SBA property	128,208	120,939
Construction	22,455	27,323
Total real estate loans	1,139,819	1,091,487
Commercial and industrial loans:
Commercial term	105,651	102,133
Commercial lines of credit	85,197	80,473
SBA commercial term	24,762	27,147
Trade finance	16,334	11,521
Total commercial and industrial loans	231,944	221,274
Other consumer loans	23,794	25,921
Loans held-for-investment	1,395,557	1,338,682
Allowance for loan losses	(13,328)	(13,167)
Net loans held-for-investment	$1,382,229	$1,325,515

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of June 30, 2019 and December 31, 2018, the Company had $3.8 million and $2.4 million, respectively, of such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended June 30, 2019 and 2018:

	Three Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at April 1, 2019	$9,324	$3,608	$205	$13,137
Charge-offs	(17)	(168)	(67)	(252)
Recoveries on loans previously charged off	—	33	16	49
Provision (reversal) for loan losses	404	(47)	37	394
Balance at June 30, 2019	$9,711	$3,426	$191	$13,328
Balance at April 1, 2018	$9,076	$3,100	$195	$12,371
Charge-offs	(79)	(90)	(127)	(296)
Recoveries on loans previously charged off	50	54	17	121
Provision for loan losses	276	44	105	425
Balance at June 30, 2018	$9,323	$3,108	$190	$12,621

The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the six months ended June 30, 2019 and 2018:

	Six Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2019	$9,104	$3,877	$186	$13,167
Charge-offs	(19)	(168)	(111)	(298)
Recoveries on loans previously charged off	4	74	72	150
Provision (reversal) for loan losses	622	(357)	44	309
Balance at June 30, 2019	$9,711	$3,426	$191	$13,328
Balance at January 1, 2018	$8,507	$3,548	$169	$12,224
Charge-offs	(204)	(90)	(141)	(435)
Recoveries on loans previously charged off	52	234	26	312
Provision (reversal) for loan losses	968	(584)	136	520
Balance at June 30, 2018	$9,323	$3,108	$190	$12,621

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	9,711	3,426	191	13,328
Total	$9,711	$3,426	$191	$13,328
Loans receivable:
Individually evaluated for impairment	$1,676	$103	$—	$1,779
Collectively evaluated for impairment	1,138,143	231,841	23,794	1,393,778
Total	$1,139,819	$231,944	$23,794	$1,395,557
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1	$93	$—	$94
Collectively evaluated for impairment	9,103	3,784	186	13,073
Total	$9,104	$3,877	$186	$13,167
Loans receivable:
Individually evaluated for impairment	$1,156	$320	$—	$1,476
Collectively evaluated for impairment	1,090,331	220,954	25,921	1,337,206
Total	$1,091,487	$221,274	$25,921	$1,338,682

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
The following table presents the risk categories for the recoded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2019
Real estate loans:
Commercial property	$747,877	$—	$649	$—	$748,526
Residential property	240,630	—	—	—	240,630
SBA property	121,684	73	6,451	—	128,208
Construction	19,228	3,227	—	—	22,455
Commercial and industrial loans:
Commercial term	105,638	—	13	—	105,651
Commercial lines of credit	85,197	—	—	—	85,197
SBA commercial term	24,378	54	330	—	24,762
Trade finance	16,334	—	—	—	16,334
Other consumer loans	23,753	—	41	—	23,794
Total	$1,384,719	$3,354	$7,484	$—	$1,395,557
December 31, 2018
Real estate loans:
Commercial property	$708,742	$—	$667	$—	$709,409
Residential property	233,514	—	302	—	233,816
SBA property	115,543	74	5,322	—	120,939
Construction	24,325	2,998	—	—	27,323
Commercial and industrial loans:
Commercial term	102,106	—	27	—	102,133
Commercial lines of credit	79,874	599	—	—	80,473
SBA commercial term	26,616	—	531	—	27,147
Trade finance	11,521	—	—	—	11,521
Other consumer loans	25,905	—	16	—	25,921
Total	$1,328,146	$3,671	$6,865	$—	$1,338,682

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
June 30, 2019
Real estate loans:
SBA property	$375	$—	$—	$1,372	$1,747
Commercial and industrial loans:
SBA commercial term	343	—	—	16	359
Other consumer loans	86	5	—	41	132
Total	$804	$5	$—	$1,429	$2,238
December 31, 2018
Real estate loans:
Residential property	$95	$—	$—	$302	$397
SBA property	183	—	—	540	723
Commercial and industrial loans:
SBA commercial term	—	—	—	203	203
Other consumer loans	90	9	—	16	115
Total	$368	$9	$—	$1,061	$1,438

There were no nonaccrual loans guaranteed by a U.S. government agency at June 30, 2019 and December 31, 2018.

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

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2019
Real estate loans:
SBA property	$1,676	$1,733	$—	$—	$—
Commercial and industrial loans:
Commercial term	47	47	—	—	—
SBA commercial term	56	70	—	—	—
Total	$1,779	$1,850	$—	$—	$—
December 31, 2018
Real estate loans:
Residential property	$302	$303	$—	$—	$—
SBA property	802	854	52	50	1
Commercial and industrial loans:
Commercial term	68	69	—	—	—
SBA commercial term	73	99	179	189	93
Total	$1,245	$1,325	$231	$239	$94

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$—	$—	$275	$—
Residential property	—	—	365	—
SBA property	1,666	6	1,538	5
Commercial and industrial loans:
Commercial term	52	1	136	2
Commercial lines of credit	—	—	20	—
SBA commercial term	59	1	567	1
Total	$1,777	$8	$2,901	$8

The following table presents information on the recorded investment in impaired loans by portfolio segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$—	$—	$295	$—
Residential property	76	—	547	—
SBA property	1,507	12	1,362	10
Commercial and industrial loans:
Commercial term	57	2	162	5
Commercial lines of credit	—	—	13	—
SBA commercial term	150	2	509	6
Total	$1,790	$16	$2,888	$21

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$32	$47	$64	$128
Less: interest income recognized on impaired loans on a cash basis	(8)	(8)	(16)	(54)
Interest income foregone on impaired loans	$24	$39	$48	$74

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	June 30, 2019			December 31, 2018
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
SBA property	$304	$131	$435	$315	$—	$315
Commercial and industrial loans:
Commercial term	47	—	47	68	—	68
SBA commercial term	40	—	40	49	131	180
Total	$391	$131	$522	$432	$131	$563

The following table presents information on new loans that were modified as TDRs for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
SBA property (1)	1	$131	$131	—	$—	$—
Total	1	$131	$131	—	$—	$—

(1)	Modified by deferral of principal payment.
The following table presents information on new loans that were modified as TDRs for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
SBA property (1)	1	$131	$131	—	$—	$—
Total	1	$131	$131	—	$—	$—

(1)	Modified by deferral of principal payment.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of June 30, 2019 and December 31, 2018.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated none and $86 thousand of allowance for loan losses as of June 30, 2019 and December 31, 2018, respectively.

The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	—	$—	2	$233
Total	—	$—	2	$233

The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	—	$—	2	$233
Total	—	$—	2	$233

Purchases, Sales, and Transfers
The Company had no loans transferred to loans held-for-sale during the three months ended June 30, 2019. During the six months ended June 30, 2019, the Company transferred a residential property loan of $303 thousand to loans held-for-sale.
The Company transferred residential property loans of $6.0 million to loans held-for-sale during the three months ended June 30, 2018. During the six months ended June 30, 2018, the Company transferred a commercial property loan of $1.1 million and residential property loans of $6.0 million to loans held-for-sale.
The Company had no sales or purchases of loans held-for-investment during the three and six months ended June 30, 2019 and 2018.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018
Real estate loans:
Residential property	$355	$—
SBA property	—	5,481
Commercial and industrial loans:
SBA commercial term	85	300
Total	$440	$5,781

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

Note 5 - Servicing Assets
At June 30, 2019 and December 31, 2018, total servicing assets were $7.2 million and $7.7 million, respectively. The Company sold loans of $29.2 million and $18.5 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.9 million and $1.0 million, respectively, during the three months ended June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018, the Company sold loans of $50.4 million and $48.4 million, respectively, with the servicing rights retained and recognized a net gain on sale of $3.0 million and $3.1 million, respectively. Loan servicing income was $492 thousand and $585 thousand, respectively, for the three months ended June 30, 2019 and 2018, and $1.1 million and $1.2 million, respectively, for the six months ended June 30, 2019 and 2018.
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
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	June 30, 2019			December 31, 2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$204	$6,094	$932	$244	$6,349	$1,073
Fair value	$210	$6,861	$1,058	$298	$6,937	$1,206
Discount rate	11.25%	13.25%	12.75%	11.25%	13.25%	12.75%
Prepayment speed	31.00%	15.18%	15.69%	25.00%	14.12%	13.55%
Weighted average remaining life	24.7 years	21.1 years	7.2 years	25.2 years	21.1 years	7.4 years
Underlying loans being serviced	$38,487	$379,345	$86,262	$45,728	$367,856	$93,073

The following table presents activity in servicing assets for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$221	$6,277	$987	$290	$7,375	$1,225
Additions	—	386	56	22	132	60
Amortization	(17)	(569)	(111)	(27)	(504)	(120)
Impairment	—	—	—	—	(63)	—
Balance at end of period	$204	$6,094	$932	$285	$6,940	$1,165

The following table presents activity in servicing assets for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$244	$6,349	$1,073	$308	$7,369	$1,296
Additions	—	670	107	22	568	134
Amortization	(40)	(925)	(248)	(45)	(934)	(265)
Impairment	—	—	—	—	(63)	—
Balance at end of period	$204	$6,094	$932	$285	$6,940	$1,165

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
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$649	$1,273
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	—	—
Right of use assets obtained in exchange for lease obligations	1,523	1,588

(1)	Included in Occupancy and Equipment on the Consolidated Statements of Income. Operating lease cost for the three and six months ended June 30, 2018 was under Topic 840.
The Company used the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of June 30, 2019:

($ in thousands)	June 30, 2019
Operating leases:
Operating lease assets	$10,105
Operating lease liabilities	11,131

Weighted-average remaining lease term	5.4 years
Weighted-average discount rate	2.81%

The following table presets maturities of operating lease liabilities as of June 30, 2019:

($ in thousands)	June 30, 2019
Maturities:
2019	$1,347
2020	2,675
2021	2,283
2022	2,171
2023	1,828
After 2023	1,899
Total lease payment	12,203
Imputed Interest	(1,072)
Present value of operating lease liabilities	$11,131

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had outstanding FHLB advances of $35.0 million and $30.0 million at June 30, 2019 and December 31, 2018, respectively. FHLB advances consisted of an overnight borrowing of $15.0 million with an interest rate of 2.52% and fixed interest rates term borrowings of $20.0 million with original maturity terms ranging from 3 to 5 years and weighted-average interest rate of 1.92% at June 30, 2019. At December 31, 2018, FHLB advances consisted of fixed interest rates term borrowings with original maturity terms ranging from 2 to 5 years and weighted-average interest rate of 1.81%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At June 30, 2019 and December 31, 2018, loans pledged to secure borrowings from the FHLB were $637.7 million and $523.4 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.2 million and $7.3 million, respectively, at June 30, 2019 and December 31, 2018. The Company had additional borrowing capacity of $394.4 million and $386.0 million, respectively, from the FHLB as of June 30, 2019 and December 31, 2018.
Other Borrowing Arrangements
At June 30, 2019, the Company had $41.8 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $48.3 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $35.0 million overnight federal funds lines with correspondent financial institutions at June 30, 2019. During the three months ended June 30, 2019, a line of credit of $25.0 million with an unaffiliated financial institution was terminated. The Company had no outstanding borrowings under the line at the time of termination.

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
Stock Repurchase
On March 28, 2019, the Company’s Board of Directors approved the repurchase of up to $6.5 million of the Company’s common stock through March 27, 2020. During the three months ended June 30, 2019, the Company repurchased and retired 57,551 shares of common stock totaling $974 thousand as part of the repurchase program.
Cash Dividends
The Company declared quarterly cash dividends on its common stock of $0.06 and $0.03 per share, respectively, for the three months ended June 30, 2019 and 2018, and $0.11 and $0.06, respectively, for the six months ended June 30, 2019 and 2018.
Change in Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) consisted solely of the change in unrealized gains or losses on securities available-for-sale, net of taxes. Reclassifications from accumulated other comprehensive income (loss) are recorded in the Consolidated Statements of Income either as a gain or loss. The following table presents changes to accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Unrealized gain (loss) on securities available-for-sale:
Beginning balance	$(820)	$(2,248)	$(1,647)	$(1,223)
Other comprehensive income (loss)
Unrealized gain (loss) arising during the period	1,638	(515)	2,810	(1,960)
Tax effect of current period changes	(480)	151	(825)	571
Total other comprehensive income (loss)	1,158	(364)	1,985	(1,389)
Balance at end of period	$338	$(2,612)	$338	$(2,612)

Note 9 - Share-Based Compensation
On July 25, 2013, the Company adopted 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of June 30, 2019, there were 586,576 shares available for future grants.
Share-Based Compensation Expense
The Company recognized share-based compensation expense of $162 thousand and $157 thousand, respectively, and realized income tax benefits of $11 thousand and $17 thousand, respectively, related to share-based compensation during the three months ended June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018, The Company recognized share-based compensation expense of $323 thousand and $339 thousand, respectively, and realized income tax benefits of $22 thousand and $38 thousand, respectively, related to share-based compensation. As of June 30, 2019, the Company had unrecognized share-based compensation expense of $1.2 million related to outstanding stock options that will be recognized over a weighted average period of 2.17 years.
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price on the grant date, and generally have a three-to five-year vesting period and contractual terms of ten years.
The following table represents stock option activity as of and for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	874,894	$10.03	6.40 years	$6,493
Exercised	(27,055)	$7.53	4.81 years
Balance at end of period	847,839	$10.11	6.19 years	$5,877
Exercisable at end of period	503,066	$8.65	5.48 years	$4,219

The following table represents stock option activity as of and for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	898,291	$9.81	6.55 years	$5,243
Granted	10,000	$17.47	10.00 years
Exercised	(60,452)	$6.95	4.66 years
Balance at end of period	847,839	$10.11	6.19 years	$5,877
Exercisable at end of period	503,066	$8.65	5.48 years	$4,219

The following table represents information regarding unvested stock options as of and for the six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	344,773	$12.23	347,274	$12.17
Granted	—	$—	10,000	$17.47
Vested	—	$—	(12,501)	$14.75
Balance at end of period	344,773	$12.23	344,773	$12.23

Note 10 - Income Taxes
Income tax expense was $2.8 million and $2.0 million, respectively, and the effective tax rate was 29.5% and 29.9%, respectively, for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, income tax expense was $5.6 million and $4.7 million, respectively, and the effective tax rate was 29.7% and 29.9%, respectively.
At June 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits, or accrued interest or penalties.
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
Note 11 - Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2019	2018	2019	2018
Basic earnings per share:
Net income	$6,601	$4,762	$13,165	$11,026
Weighted-average common shares outstanding	16,017,089	13,432,775	16,008,325	13,425,557
Basic earnings per share	$0.41	$0.35	$0.82	$0.82
Diluted earnings per share:
Net income	$6,601	$4,762	$13,165	$11,026
Weighted-average commons shares outstanding	16,017,089	13,432,775	16,008,325	13,425,557
Diluted effect of stock options	312,950	195,902	294,949	182,277
Diluted weighted-average common shares outstanding	16,330,039	13,628,677	16,303,274	13,607,834
Diluted earnings per share	$0.40	$0.35	$0.81	$0.81

There were 15,000 of stock options excluded in computing diluted earnings per share because they were anti-dilutive for three and six months ended June 30, 2019. There were no stock options excluded in computing diluted earnings per share because they were anti-dilutive for three and six months ended June 30, 2018.

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
As of June 30, 2019 and December 31, 2018, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

($ in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$154,453	$127,443
Standby letters of credit	2,363	2,998
Commercial letters of credit	532	477
Total	$157,348	$130,918

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $141 thousand and $139 thousand, respectively, at June 30, 2019 and December 31, 2018, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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

Note 13 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% in 2015 to 2.50% by January 1, 2019. Management believes as of June 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 9.18% and 9.05%, respectively, as of June 30, 2019, and 9.31% and 9.21%, respectively, as of December 31, 2018. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$222,131	16.20%	$61,710	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	235,599	17.18%	109,707	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	222,131	16.20%	82,280	6.0%	N/A	N/A
Tier 1 capital (to average assets)	222,131	12.74%	69,725	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$220,342	16.07%	$61,709	4.5%	$89,135	6.5%
Total capital (to risk-weighted assets)	233,810	17.05%	109,704	8.0%	137,130	10.0%
Tier 1 capital (to risk-weighted assets)	220,342	16.07%	82,278	6.0%	109,704	8.0%
Tier 1 capital (to average assets)	220,342	12.64%	69,723	4.0%	87,154	5.0%
December 31, 2018
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$210,871	16.28%	$58,273	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	224,178	17.31%	103,596	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	210,871	16.28%	77,697	6.0%	N/A	N/A
Tier 1 capital (to average assets)	210,871	12.60%	66,930	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$209,587	16.19%	$58,272	4.5%	$84,171	6.5%
Total capital (to risk-weighted assets)	222,894	17.21%	103,594	8.0%	129,493	10.0%
Tier 1 capital (to risk-weighted assets)	209,587	16.19%	77,696	6.0%	103,594	8.0%
Tier 1 capital (to average assets)	209,587	12.53%	66,929	4.0%	83,661	5.0%

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
Subsequent to the Order, the Bank has completed the BSA/AML staffing assessment and the “look back” review to transactions that occurred during a six month period in 2018. In addition, the Bank has reviewed and enhanced BSA/AML risk assessments, as well as customer due diligence, and submitted all required reports to the FDIC and CDBO. Even though the Company believes that the Bank has addressed many of items under the Order, since many of the management and BSA staffing hires have recently assumed their roles at the Bank and are taking steps to improve processes and procedures, it may take some time to address, to the satisfaction of the regulators, the specific issues unique to the Bank’s operation and it is still uncertain whether acceptable progress towards compliance with the Order, as determined in the sole discretion of the FDIC and CDBO, will ultimately be achieved in the future.

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
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Noninterest Income
In scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$29	$27	$57	$52
Account analysis fees	242	241	469	476
Non-sufficient funds charges	73	86	159	153
Other deposit related fees	24	22	47	44
Total service charges and fees on deposits	368	376	732	725
Debit card fees	68	50	133	95
Gain on sale of other real estate owned	—	—	—	3
Wire transfer fees	126	122	235	226
Other service charges	58	49	108	113
Total noninterest income in-scope of Topic 606	$620	$597	$1,208	$1,162

Note 15 - Subsequent Events
Corporate Name Change. On July 1, 2019, the Company changed its corporate name to “PCB Bancorp” from “Pacific City Financial Corporation.”
Dividend Declared on Common Stock. On July 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share for the third quarter of 2019. The dividend will be paid on or about September 14, 2019, to shareholders of record as of the close of business on August 30, 2019.
The Company has evaluated the effects of events that have occurred subsequent to June 30, 2019 through the issuance date of these consolidated financial statements (unaudited). Other than the events described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and six months ended June 30, 2019. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2019	2018	2019	2018
Selected balance sheet data:
Cash and cash equivalents	$133,285	$168,646	$133,285	$168,646
Securities available-for-sale	142,539	132,106	142,539	132,106
Securities held-to-maturity	22,685	20,390	22,685	20,390
Loans held-for-sale	440	20,331	440	20,331
Loans held-for-investment, net of deferred loan costs (fees)	1,395,557	1,254,856	1,395,557	1,254,856
Allowance for loan losses	(13,328)	(12,621)	(13,328)	(12,621)
Total assets	1,726,486	1,619,169	1,726,486	1,619,169
Total deposits	1,446,526	1,427,245	1,446,526	1,427,245
Shareholders’ equity	223,400	151,431	223,400	151,431
Selected income statement data:
Interest income	$24,030	$20,344	$46,982	$38,972
Interest expense	6,338	4,462	12,137	7,796
Net interest income	17,692	15,882	34,845	31,176
Provision for loan losses	394	425	309	520
Noninterest income	3,054	2,273	5,463	5,635
Noninterest expense	10,984	10,940	21,273	20,571
Income before income taxes	9,368	6,790	18,726	15,720
Income tax expense	2,767	2,028	5,561	4,694
Net income	6,601	4,762	13,165	11,026
Per share data:
Earnings per common share, basic	$0.41	$0.35	$0.82	$0.82
Earnings per common share, diluted	0.40	0.35	0.81	0.81
Book value per common share (1)	13.98	11.27	13.98	11.27
Cash dividends declared per common share	0.06	0.03	0.11	0.06

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2019	2018	2019	2018
Outstanding share data:
Number of common shares outstanding	15,980,655	13,435,214	15,980,655	13,435,214
Weighted-average common shares outstanding, basic	16,017,089	13,432,775	16,008,325	13,425,557
Weighted-average common shares outstanding, diluted	16,330,039	13,628,677	16,303,274	13,607,834
Selected performance ratios:
Return on average assets (2)	1.52%	1.20%	1.55%	1.45%
Return on average shareholders' equity (2)	12.01%	12.74%	12.22%	15.07%
Dividend payout ratio (3)	14.63%	8.57%	13.41%	7.32%
Efficiency ratio (4)	52.95%	60.26%	52.78%	55.88%
Yield on average interest-earning assets (2)	5.66%	5.23%	5.65%	5.25%
Cost of average interest-bearing liabilities (2)	2.17%	1.60%	2.11%	1.48%
Net interest spread (2)	3.49%	3.63%	3.54%	3.77%
Net interest margin (2), (5)	4.17%	4.08%	4.19%	4.20%
Total loans to total deposits ratio (6)	96.51%	89.35%	96.51%	89.35%
Asset quality:
Loans 30 to 89 days past due and still accruing	$809	$330	$809	$330
Nonperforming loans (7)	1,429	2,026	1,429	2,026
Nonperforming assets (8)	1,824	2,026	1,824	2,026
Net charge-offs	203	175	148	123
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.06%	0.03%	0.06%	0.03%
Nonperforming loans to loans held-for-investment	0.10%	0.16%	0.10%	0.16%
Nonperforming loans to allowance for loan losses	10.72%	16.05%	10.72%	16.05%
Nonperforming assets to total assets	0.11%	0.13%	0.11%	0.13%
Allowance for loan losses to loans held-for-investment	0.96%	1.01%	0.96%	1.01%
Allowance for loan losses to nonperforming loans	932.68%	622.95%	932.68%	622.95%
Net charge-offs to average loans held-for-investment (2)	0.06%	0.06%	0.02%	0.02%
Capital ratios:
Shareholders’ equity to total assets	12.94%	9.35%	12.94%	9.35%
Average equity to average assets	12.65%	9.41%	12.66%	9.64%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	16.20%	12.43%	16.20%	12.43%
Total capital (to risk-weighted assets)	17.18%	13.46%	17.18%	13.46%
Tier 1 capital (to risk-weighted assets)	16.20%	12.43%	16.20%	12.43%
Tier 1 capital (to average assets)	12.74%	9.58%	12.74%	9.58%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	16.07%	12.37%	16.07%	12.37%
Total capital (to risk-weighted assets)	17.05%	13.40%	17.05%	13.40%
Tier 1 capital (to risk-weighted assets)	16.07%	12.37%	16.07%	12.37%
Tier 1 capital (to average assets)	12.64%	9.53%	12.64%	9.53%

(1)	Shareholders’ equity divided by common shares outstanding.

(2)	Annualized.

(3)	Dividends declared per common share divided by basic earnings per common share.

(4)	Noninterest expenses divided by the sum of net interest income and noninterest income.

(5)	Net interest income divided by average total interest-earning assets.

(6)	Total loans include both loans held-for-sale and loans held-for-investment, net of unearned loan costs (fees).

(7)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing.

(8)	Nonperforming assets include nonperforming loans and other real estate owned.

Executive Summary
Net income was $6.6 million for the three months ended June 30, 2019, an increase of $1.8 million, or 38.6%, from $4.8 million for the three months ended June 30, 2018. The increase was primarily due to increases in net interest income and noninterest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expense. For the six months ended June 30, 2019, net income was $13.2 million, an increase of $2.1 million, or 19.4%, from $11.0 million for the six months ended June 30, 2018. The increase was primarily due to an increase in net interest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expense and a decrease in noninterest income. Diluted earnings per common share was $0.40 and $0.35, respectively, for the three months ended June 30, 2019 and 2018, and $0.81 and $0.81, respectively, for the six months ended June 30, 2019 and 2018.
Total assets were $1.73 billion at June 30, 2019, an increase of $29.5 million, or 1.7%, from $1.70 billion at December 31, 2018. The increase was primarily due to an increase in loans held-for-investment and a recognition of operating lease assets, partially offset by decreases in cash and cash equivalents, loans held-for-sale and investment securities.
Total deposits were $1.45 billion at June 30, 2019, an increase of $2.8 million, or 0.2%, from $1.44 billion at December 31, 2018. The increase was primarily due to increases in noninterest-bearing demand accounts, and savings, NOW and money market accounts, partially offset by a decrease in time deposits. The decrease in time deposits was primarily due to decreases in state and brokered deposits.
On January 1, 2019, the Company adopted new accounting guidance on leases (Topic 842) using the optional transition method. As a result, the Company recognized operating lease assets and liabilities of $9.6 million and $10.6 million, respectively, with a cumulative effect adjustment of $53 thousand to retained earnings at the date of adoption.
On July 1, 2019, the Company changed its corporate name to “PCB Bancorp” from “Pacific City Financial Corporation” to reflect the Company's goal to align the corporate name with the trading symbol of its common stock and simplify corporate communications while maintaining the Company's core branding.
Financial Highlights

•	Net income totaled $6.6 million or $0.40 per diluted common share for the three months ended June 30, 2019;

•	Total assets were $1.73 billion at June 30, 2019, an increase of $29.5 million, or 1.7%, from $1.70 billion at December 31, 2018;

•	Loans held-for-investment, net of deferred costs (fees), were $1.40 billion at June 30, 2019, an increase of $56.9 million, or 4.2%, from $1.34 billion at December 31, 2018;

•	Total deposits were $1.45 billion at June 30, 2019, an increase of $2.8 million, or 0.2%, from $1.44 billion at December 31, 2018;

•	The Company repurchased 57,551 shares of its common stock totaling $974 thousand under the publicly announced $6.5 million share repurchase program; and

•	The Company declared an increased cash dividend of $0.06 per common share.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,378,910	$21,969	6.39%	$1,236,075	$18,610	6.04%
Mortgage backed securities	87,787	559	2.55%	65,708	378	2.31%
Collateralized mortgage obligation	53,027	325	2.46%	52,455	309	2.36%
SBA loan pool securities	21,297	140	2.64%	23,212	141	2.44%
Municipal securities - tax exempt (2)	5,880	38	2.59%	6,552	41	2.51%
Interest-bearing deposits in other financial institutions	146,527	874	2.39%	168,386	754	1.80%
FHLB and other bank stock	8,134	125	6.16%	7,229	111	6.16%
Total interest-earning assets	1,701,562	24,030	5.66%	1,559,617	20,344	5.23%
Noninterest-earning assets:
Cash and cash equivalents	$18,342			$18,530
Allowances for loan losses	(13,163)			(12,446)
Other assets	35,843			27,460
Total noninterest earning assets	41,022			33,544
Total assets	$1,742,584			$1,593,161
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$323,285	1,339	1.66%	$279,515	773	1.11%
Savings	9,146	14	0.61%	8,739	6	0.28%
Time deposits	811,247	4,847	2.40%	790,430	3,513	1.78%
Borrowings	30,166	138	1.83%	39,782	170	1.71%
Total interest-bearing liabilities	1,173,844	6,338	2.17%	1,118,466	4,462	1.60%
Noninterest-bearing liabilities:
Demand deposits	326,813			315,232
Other liabilities	21,441			9,533
Total noninterest-bearing liabilities	348,254			324,765
Total liabilities	1,522,098			1,443,231
Shareholders’ equity	220,486			149,930
Total liabilities and shareholders’ equity	$1,742,584			$1,593,161
Net interest income		$17,692			$15,882
Net interest spread (3)			3.49%			3.63%
Net interest margin (4)			4.17%			4.08%
Cost of funds (5)			1.69%			1.25%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $131 thousand and $133 thousand are included in the interest income for the three months ended June 30, 2019 and 2018, respectively.

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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,360,641	$42,903	6.36%	$1,228,015	$36,050	5.92%
Mortgage backed securities	86,164	1,108	2.59%	66,591	769	2.33%
Collateralized mortgage obligation	53,962	683	2.55%	51,719	589	2.30%
SBA loan pool securities	21,717	287	2.66%	23,778	278	2.36%
Municipal securities - tax exempt (2)	5,884	77	2.64%	6,567	81	2.49%
Interest-bearing deposits in other financial institutions	139,816	1,666	2.40%	113,196	976	1.74%
FHLB and other bank stock	7,785	258	6.68%	6,911	229	6.68%
Total interest-earning assets	1,675,969	46,982	5.65%	1,496,777	38,972	5.25%
Noninterest-earning assets:
Cash and cash equivalents	$18,509			$19,425
Allowances for loan losses	(13,141)			(12,406)
Other assets	35,215			27,105
Total noninterest earning assets	40,583			34,124
Total assets	$1,716,552			$1,530,901
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$308,348	2,471	1.62%	$288,680	1,533	1.07%
Savings	8,810	22	0.50%	8,686	12	0.28%
Time deposits	812,583	9,372	2.33%	722,654	5,913	1.65%
Borrowings	30,120	272	1.82%	39,890	338	1.71%
Total interest-bearing liabilities	1,159,861	12,137	2.11%	1,059,910	7,796	1.48%
Noninterest-bearing liabilities:
Demand deposits	317,493			314,450
Other liabilities	21,880			8,962
Total noninterest-bearing liabilities	339,373			323,412
Total liabilities	1,499,234			1,383,322
Shareholders’ equity	217,318			147,579
Total liabilities and shareholders’ equity	$1,716,552			$1,530,901
Net interest income		$34,845			$31,176
Net interest spread (3)			3.54%			3.77%
Net interest margin (4)			4.19%			4.20%
Cost of funds (5)			1.66%			1.14%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $209 thousand and $262 thousand are included in the interest income for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$2,150	$1,209	$3,359	$3,893	$2,960	$6,853
Investment securities	118	75	193	220	218	438
Other interest-earning assets	(103)	237	134	276	443	719
Total interest income	2,165	1,521	3,686	4,389	3,621	8,010
Interest incurred on:
Savings, NOW, and money market deposits	119	455	574	103	845	948
Time deposits	93	1,241	1,334	736	2,723	3,459
Borrowings	(41)	9	(32)	(83)	17	(66)
Total interest expense	171	1,705	1,876	756	3,585	4,341
Change in net interest income	$1,994	$(184)	$1,810	$3,633	$36	$3,669

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Interest income:
Interest and fees on loans	$21,969	$18,610	$3,359	18.0%
Interest on tax-exempt investment securities	38	41	(3)	(7.3)%
Interest on investment securities	1,024	828	196	23.7%
Interest and dividend on other interest-earning assets	999	865	134	15.5%
Total interest income	24,030	20,344	3,686	18.1%
Interest expense:
Interest on deposits	6,200	4,292	1,908	44.5%
Interest on borrowings	138	170	(32)	(18.8)%
Total interest expense	6,338	4,462	1,876	42.0%
Net interest income	$17,692	$15,882	$1,810	11.4%

Net interest income increased primarily due to a 9.1% increase in average balance of interest-earning assets and a 43 basis point increase in average yield on interest-earning assets, partially offset by a 5.0% increase in average balance of interest-bearing liabilities and a 57 basis point increase in average cost on interest-bearing liabilities. The increase in average balances of interest-earning assets and interest-bearing liabilities were primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth and the initial public offering (“IPO”) completed in August 2018. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the rising interest rate environment in 2018 and current higher market rates.
Interest and fees on loans increased primarily due to a 11.6% increase in average balance and a 35 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth and the increase in average yield was primarily due to the rising interest rate environment in 2018 and current higher market rates.

Interest on investment securities increased primarily due to a 13.6% increase in average balance and an 18 basis point increase in average yield. The Company purchased $4.2 million of securities held-to-maturity and $32.2 million of securities available-for-sale since June 30, 2018. For the three months ended June 30, 2019 and 2018, yield on total investment securities was 2.54% and 2.36%, respectively.
Interest income on other interest-earning assets increased primarily due to a 61 basis point increase in average yield, partially offset by a 11.9% decrease in average balance. The increase in average yield was primarily due to an increase in the federal funds rate in 2018. The decrease in average balance was primarily due to placing less balances into the interest-bearing account at the Federal Reserve Bank to support loan growth. For the three months ended June 30, 2019 and 2018, yield on total other interest-earning assets was 2.59% and 1.98%, respectively.
Interest expense on deposits increased primarily due to a 6.0% increase in average balance and a 57 basis point increase in average cost. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in the Company’s deposit target markets. For the three months ended June 30, 2019 and 2018, average cost on total interest-bearing deposits was 2.17% and 1.60%, respectively.
Interest expense on borrowings decreased primarily due to lower utilization of FHLB advances as the Bank maintained a sufficient level of on-balance sheet liquidity.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table presents the components of net interest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Interest income:
Interest and fees on loans	$42,903	$36,050	$6,853	19.0%
Interest on tax-exempt investment securities	77	81	(4)	(4.9)%
Interest on investment securities	2,078	1,636	442	27.0%
Interest and dividend on other interest-earning assets	1,924	1,205	719	59.7%
Total interest income	46,982	38,972	8,010	20.6%
Interest expense:
Interest on deposits	11,865	7,458	4,407	59.1%
Interest on borrowings	272	338	(66)	(19.5)%
Total interest expense	12,137	7,796	4,341	55.7%
Net interest income	$34,845	$31,176	$3,669	11.8%

Net interest income increased primarily due to a 12.0% increase in average balance of interest-earning assets and a 40 basis point increase in average yield on interest-earning assets, partially offset by a 9.4% increase in average balance of interest-bearing liabilities and a 63 basis point increase in average cost on interest-bearing liabilities. The increase in average balances of interest-earning assets and interest-bearing liabilities were primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth and the IPO completed in August 2018. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the rising interest rate environment in 2018 and current higher market rates.
Interest and fees on loans increased primarily due to a 10.8% increase in average balance and a 44 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth and the increase in average yield was primarily due to the rising interest rate environment in 2018 and current higher market rates.
Interest on investment securities increased primarily due to a 12.8% increase in average balance and a 26 basis point increase in average yield. The Company purchased $4.2 million of securities held-to-maturity and $32.2 million of securities available-for-sale since June 30, 2018. For the six months ended June 30, 2019 and 2018, yield on total investment securities was 2.59% and 2.33%, respectively.
Interest income on other interest-earning assets increased primarily due to a 22.9% increase in average balance and a 61 basis point increase in average yield. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank. The increase in average yield was primarily due to an increase in the federal funds rate in 2018 and current higher market rates. For the six months ended June 30, 2019 and 2018, yield on total other interest-earning assets was 2.63% and 2.02%, respectively.

Interest expense on deposits increased primarily due to a 10.8% increase in average balance and a 65 basis point increase in average cost. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in the Company’s deposit target markets. For the six months ended June 30, 2019 and 2018, average cost on total interest-bearing deposits was 2.12% and 1.47%, respectively.
Interest expense on borrowings decreased primarily due to lower utilization of FHLB advances as the Bank maintained a sufficient level of on-balance sheet liquidity.
Provision for Loan Losses
Provision for loan losses was $394 thousand and $309 thousand, respectively, for the three and six months ended June 30, 2019 compared with $425 thousand and $520 thousand, respectively, for the three and six months ended June 30, 2018. The decrease was primarily due to a decrease in historical loss rates and changes in qualitative adjustment factors during the six months ended June 30, 2019.
See further discussion in “Allowance for Loan Losses.”
Noninterest Income
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Service charges and fees on deposits	$368	$376	$(8)	(2.1)%
Loan servicing income	492	585	(93)	(15.9)%
Gain on sale of loans	1,891	1,033	858	83.1%
Other income	303	279	24	8.6%
Total noninterest income	$3,054	$2,273	$781	34.4%

Service charges and fees decreased primarily due to a decrease in number of fee-based transactions, partially offset by an increase in the balance of transactional based deposit accounts.
Loan servicing income decreased primarily due to a lower balance of underlying loans being serviced. Underlying loans being serviced at June 30, 2019 and 2018 totaled $504.1 million and $540.0 million, respectively.
Gain on sale of loans increased primarily due to an increase in sales volume, partially offset by a decrease in premiums on SBA loans due to the conditions in the secondary market. The Company sold SBA loans of $29.2 million with a gain of $1.9 million and residential property loans of $375 thousand with a gain of $7 thousand during the three months ended June 30, 2019. During the three months ended June 30, 2018, the Company sold SBA loans of $12.6 million with a gain of $863 thousand and residential property loans of $7.5 million with a gain of $170 thousand.
Other income includes wire transfer fees of $126 thousand and $122 thousand, respectively, and debit card interchange fees of $68 thousand and $50 thousand, respectively, for the three months ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table presents the components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Service charges and fees on deposits	$732	$725	$7	1.0%
Loan servicing income	1,123	1,211	(88)	(7.3)%
Gain on sale of loans	3,011	3,149	(138)	(4.4)%
Other income	597	550	47	8.5%
Total noninterest income	$5,463	$5,635	$(172)	(3.1)%

Service charges and fees increased primarily due to an increase in the balance of transactional based deposit accounts.
Loan servicing income decreased primarily due to a lower balance of underlying loans being serviced. Underlying loans being serviced at June 30, 2019 and 2018 totaled $504.1 million and $540.0 million, respectively.
Gain on sale of loans decreased primarily due to a decrease in premiums on SBA loans due to the conditions in the secondary market. The Company sold SBA loans of $50.4 million with a gain of $3.0 million and residential property loans of $2.8 million with a gain of $23 thousand during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company sold SBA loans of $42.5 million with a gain of $2.9 million, residential property loans of $8.7 million with a gain of $192 thousand and a commercial property loan of $1.1 million with a gain of $45 thousand.
Other income includes wire transfer fees of $235 thousand and $226 thousand, respectively, and debit card interchange fees of $133 thousand and $95 thousand, respectively, for the six months ended June 30, 2019 and 2018.
Noninterest Expense
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Salaries and employee benefits	$6,600	$6,153	$447	7.3%
Occupancy and equipment	1,407	1,246	161	12.9%
Professional fees	686	988	(302)	(30.6)%
Marketing and business promotion	529	541	(12)	(2.2)%
Data processing	338	295	43	14.6%
Director fees and expenses	185	211	(26)	(12.3)%
Regulatory assessments	309	145	164	113.1%
Other expenses	930	1,361	(431)	(31.7)%
Total noninterest expense	$10,984	$10,940	$44	0.4%

Salaries and employee benefits increased primarily due to an increase in number of employees for supporting the expansion of the Company's infrastructure for being a public company and an enhancement of the controls and processes on BSA/AML compliance, partially offset by decreases in vacation and bonus accruals. The number of full-time equivalent employees was 248 at June 30, 2019 compared to 232 at June 30, 2018.
Occupancy and equipment expense increased primarily due to increases in depreciation and operating leases expenses for the new Artesia LPO opened in December 2018 and an increase in equipment maintenance expense.
Professional fees decreased primarily due to expenses related to the IPO in 2018, partially offset by increases in audit fees for being a public company and expenses related to BSA/AML enhancements.
Marketing and business promotion expense decreased primarily due to a decrease in advertising activities.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.

Director fees and expenses decreased primarily due to a fewer number of directors for the three months ended June 30, 2019.
Regulatory assessment expense increased primarily due to an increase in assessment rate and an adjustment made for the assessment rate increase for the previous quarter. The increase in assessment rate was primarily due to the recent consent order relating to the Bank’s BSA/AML.
Other expense decreased primarily due to a reimbursement paid to the SBA of $577 thousand during the three months ended June 30, 2018, partially offset by a growth in operations. Other than the reimbursement paid to the SBA, other expenses primarily included $447 thousand and $368 thousand in office expense, and $136 thousand and $121 thousand in armed guard expense for the three months ended June 30, 2019 and 2018, respectively.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table presents the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Salaries and employee benefits	$13,222	$12,399	$823	6.6%
Occupancy and equipment	2,720	2,390	330	13.8%
Professional fees	1,444	1,511	(67)	(4.4)%
Marketing and business promotion	757	929	(172)	(18.5)%
Data processing	656	597	59	9.9%
Director fees and expenses	374	441	(67)	(15.2)%
Regulatory assessments	425	277	148	53.4%
Other expenses	1,675	2,027	(352)	(17.4)%
Total noninterest expense	$21,273	$20,571	$702	3.4%

Salaries and employee benefits increased primarily due to an increase in number of employees for supporting the expansion of the Company's infrastructure for being a public company and an enhancement of the controls and processes on BSA/AML compliance, partially offset by decreases in vacation and bonus accruals, and a retirement bonus paid to the former chief executive officer of $192 thousand during the six months ended June 30, 2018. The number of full-time equivalent employees was 248 at June 30, 2019 compared to 232 at June 30, 2018.
Occupancy and equipment expense increased primarily due to increases in depreciation and operating leases expenses for the new Artesia LPO opened in December 2018 and an increase in equipment maintenance expense.
Professional fees decreased primarily due to expenses related to initial public offering in 2018, partially offset by increases in audit fees for being a public company and expenses related to BSA/AML enhancements.
Marketing and business promotion expense decreased primarily due to a decrease in advertising activities.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to a fewer number of directors for the six months ended March 31, 2019.
Regulatory assessment expense increased primarily due to an increase in assessment rate. The increase in assessment rate was primarily due to the recent consent order relating to the Bank’s BSA/AML.
Other expense decreased primarily due to a reimbursement paid to the SBA of $577 thousand during the six months ended June 30, 2018, partially offset by a growth in operations. Other than the reimbursement paid to the SBA, other expenses primarily included $807 thousand and $719 thousand in office expense, and $269 thousand and $236 thousand in armed guard expense for the six months ended June 30, 2019 and 2018, respectively.
Income Tax Expense
Income tax expense was $2.8 million and $2.0 million, respectively, and the effective tax rate was 29.5% and 29.9%, respectively, for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, income tax expense was $5.6 million and $4.7 million, respectively, and the effective tax rate was 29.7% and 29.9%, respectively.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$68,067	$68,497	$430	$68,975	$67,921	$(1,054)
Residential collateralized mortgage obligations	52,406	52,121	(285)	56,625	55,649	(976)
SBA loan pool securities	21,019	21,131	112	23,144	22,632	(512)
Municipal bonds	774	790	16	784	789	5
Total securities available-for-sale	$142,266	$142,539	$273	$149,528	$146,991	$(2,537)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	17,601	17,449	(152)	16,659	16,057	(602)
Municipal bonds	5,084	5,364	280	5,101	5,095	(6)
Total securities held-to-maturity	$22,685	$22,813	$128	$21,760	$21,152	$(608)

Total investment securities were $165.2 million at June 30, 2019, a decrease of $3.5 million, or 2.1%, from $168.8 million at December 31, 2018. The decrease was primarily due to principal paydowns of $14.3 million and net premium amortization of $406 thousand, partially offset by purchases of $8.4 million and an increase in fair value of securities available-for-sale of $2.8 million.
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
All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2019 and December 31, 2018 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and six months ended June 30, 2019 and 2018.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of June 30, 2019:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$1,096	1.54%	$13,293	1.85%	$53,678	2.36%	$68,067	2.25%
Residential collateralized mortgage obligations	—	—%	—	—%	11,424	2.41%	40,982	2.28%	52,406	2.31%
SBA loan pool securities	—	—%	—	—%	4,024	2.74%	16,995	2.51%	21,019	2.55%
Municipal bonds	—	—%	—	—%	774	2.70%	—	—%	774	2.70%
Total securities available-for-sale	$—	—%	$1,096	1.54%	$29,515	2.21%	$111,655	2.36%	$142,266	2.32%
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$914	1.82%	$1,312	1.84%	$15,375	2.53%	$17,601	2.44%
Municipal bonds	131	1.53%	1,424	2.65%	1,208	2.93%	2,321	4.83%	5,084	3.68%
Total securities held-to-maturity	$131	1.53%	$2,338	2.32%	$2,520	2.36%	$17,696	2.83%	$22,685	2.72%

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
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018
Real estate loans:
Residential property	$355	$—
SBA property	—	5,481
Commercial and industrial loans:
SBA commercial term	85	300
Total	$440	$5,781

Loans held-for-sale were $440 thousand at June 30, 2019, a decrease of $5.3 million, or 92.4%, from $5.8 million at December 31, 2018. The decrease was primarily due to sales of $53.1 million, partially offset by new funding of $47.5 million and a loan transferred from loans held-for-investment of $303 thousand.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2019		December 31, 2018
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$748,526	53.6%	$709,409	53.1%
Residential property	240,630	17.2%	233,816	17.5%
SBA property	128,208	9.2%	120,939	9.0%
Construction	22,455	1.6%	27,323	2.0%
Total real estate loans	1,139,819	81.6%	1,091,487	81.6%
Commercial and industrial loans:
Commercial term	105,651	7.6%	102,133	7.6%
Commercial lines of credit	85,197	6.1%	80,473	6.0%
SBA commercial term	24,762	1.8%	27,147	2.0%
Trade finance	16,334	1.2%	11,521	0.9%
Total commercial and industrial loans	231,944	16.7%	221,274	16.5%
Consumer loans	23,794	1.7%	25,921	1.9%
Loans held-for-investment	1,395,557	100.0%	1,338,682	100.0%
Allowance for loan losses	(13,328)		(13,167)
Net loans held-for-investment	$1,382,229		$1,325,515

Loans held-for-investment, net of deferred loan costs (fees) were $1.40 billion at June 30, 2019, an increase of $56.9 million, or 4.2%, from $1.34 billion at December 31, 2018. The increase was primarily due to new funding of $182.4 million and advances of $53.9 million, partially offset by paydowns and payoffs of $178.9 million.

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
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance for loan losses. Annualized net charge-offs to average loans held-for-investment were 0.06% and 0.06%, respectively, for the three months ended June 30, 2019 and 2018, and 0.02% and 0.02%, respectively, for the six months ended June 30, 2019 and 2018.
Allowance for loan losses totaled $13.3 million and $13.2 million, respectively, and represented 0.96% and 0.98%, respectively, to loans held-for-investment at June 30, 2019 and December 31, 2018. The decreases in allowance for loan losses to loans held-for-investment was primarily due to a decrease in historical loss rates and changes in qualitative adjustment factors during the six months ended June 30, 2019.
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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Allowance for loan losses:
Balance at beginning of period	$13,137	$12,371	$13,167	$12,224
Charge-offs:
Real estate	17	79	19	204
Commercial and industrial	168	90	168	90
Other consumer	67	127	111	141
Total charge-offs	252	296	298	435
Recoveries on loans previously charged off
Real estate	—	50	4	52
Commercial and industrial	33	54	74	234
Other consumer	16	17	72	26
Total recoveries	49	121	150	312
Net charge-offs	203	175	148	123
Provision for loan losses	394	425	309	520
Balance at end of period	13,328	12,621	13,328	12,621
Loans held-for-investment:
Balance at end of period	$1,395,557	$1,254,312	$1,395,557	$1,254,312
Average balance	1,375,537	1,222,532	1,354,946	1,218,362
Ratios:
Annualized net charge-offs to average loans held-for-investment	0.06%	0.06%	0.02%	0.02%
Allowance for loan losses to loans held-for-investment	0.96%	1.01%	0.96%	1.01%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Residential property	$—	$302	$(302)	(100.0)%
SBA property	1,372	540	832	154.1%
Total real estate loans	1,372	842	530	62.9%
Commercial and industrial loans:
SBA commercial term	16	203	(187)	(92.1)%
Total commercial and industrial loans	16	203	(187)	(92.1)%
Consumer loans	41	16	25	156.3%
Total nonaccrual loans	1,429	1,061	368	34.7%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	1,429	1,061	368	34.7%
Other real estate owned	395	—	395	NM
Total nonperforming assets	$1,824	$1,061	$763	71.9%

Nonperforming loans to loans held-for-investment	0.10%	0.08%
Nonperforming assets to total assets	0.11%	0.06%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $934 thousand, partially offset by paydowns and payoffs of $329 thousand and charge-offs of $237 thousand during the six months ended June 30, 2019.
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
Additional income of approximately $27 thousand and $49 thousand, respectively, would have been recorded during the three and six months ended June 30, 2019, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	June 30, 2019			December 31, 2018
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
SBA property	$304	$131	$435	$315	$—	$315
Commercial and industrial loans:
Commercial term	47	—	47	68	—	68
SBA commercial term	40	—	40	49	131	180
Total	$391	$131	$522	$432	$131	$563

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits.
Total deposits were $1.45 billion at June 30, 2019, an increase of $2.8 million, or 0.2%, from $1.44 billion at December 31, 2018. The increase was primarily due to increases in savings, NOW and money market accounts of $17.7 million and noninterest-bearing demand accounts of $10.3 million, partially offset by a decrease in time deposits of $25.3 million. As of June 30, 2019 and December 31, 2018, total deposits were comprised of 23.5% and 22.8%, respectively, of noninterest-bearing demand accounts, 22.9% and 21.7%, respectively, of savings, NOW and money market accounts, and 53.6% and 55.5%, respectively, of time deposits.
Time deposits from California State Treasurer totaled $90.0 million and $100.0 million, respectively, and brokered deposits totaled $27.5 million and $42.5 million, respectively, at June 30, 2019 and December 31, 2018. The Company reduced state and brokered deposits in order to reduce the reliance on wholesale deposits. As of June 30, 2019 and December 31, 2018, the Company’s directors and shareholders with deposits over $250,000 totaled $5.2 million and $5.4 million, respectively, or 0.7% and 0.7%, respectively, of all of deposit relationships over $250,000.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
June 30, 2019
Time deposits less than $100,000	$38,742	$35,933	$63,637	$10,738	$1,950	$151,000
Time deposits of $100,000 through $250,000	98,291	56,810	168,314	6,371	—	329,786
Time deposits of more than $250,000	132,002	45,563	114,350	2,865	—	294,780
Total	$269,035	$138,306	$346,301	$19,974	$1,950	$775,566
December 31, 2018
Time deposits less than $100,000	$38,772	$28,829	$74,628	$19,771	$2,289	$164,289
Time deposits of $100,000 through $250,000	131,190	45,398	157,047	21,710	—	355,345
Time deposits of more than $250,000	144,225	40,224	84,502	12,288	—	281,239
Total	$314,187	$114,451	$316,177	$53,769	$2,289	$800,873

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $223.4 million at June 30, 2019, an increase of $13.1 million, or 6.2%, from $210.3 million at December 31, 2018. The increase was primarily due to net income of $13.2 million and a positive fair value change in securities available-for-sale of $2.0 million, partially offset by dividends declared on common stock of $1.8 million and repurchase of common stock of $974 thousand.
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

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions impose meaningfully more stringent regulatory capital requirements. In addition, the Basel III regulations introduced a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019. As of June 30, 2019, the Bank met the fully phased-in Basel III capital requirements.
The tables below summarizes the minimum capital requirements applicable to the Bank pursuant to Basel III regulations as of the dates indicated. The Company and the Bank’s capital conservation buffer was 9.18% and 9.05%, respectively, as of June 30, 2019, and 9.31% and 9.21%, respectively, as of December 31, 2018. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The tables below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of June 30, 2019 and December 31, 2018. The Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2019
Common tier 1 capital (to risk-weighted assets)	16.20%	16.07%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.18%	17.05%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.20%	16.07%	6.0%	8.0%
Tier 1 capital (to average assets)	12.74%	12.64%	4.0%	5.0%
December 31, 2018
Common tier 1 capital (to risk-weighted assets)	16.28%	16.19%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.31%	17.21%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.28%	16.19%	6.0%	8.0%
Tier 1 capital (to average assets)	12.60%	12.53%	4.0%	5.0%

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

Liquidity
Liquidity refers to the measure of ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting operation's cash flow and capital and strategic cash flow needs, all at a reasonable cost. The Company continuously monitors liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company’s shareholders.
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
Integral to the Company’s liquidity management is the administration of borrowings. To the extent the Company is unable to obtain sufficient liquidity through core deposits, the Company seeks to meet its liquidity needs through wholesale funding or other borrowings on either a short or long-term basis.
The Company had $35.0 million and $30.0 million of outstanding FHLB advances at June 30, 2019 and December 31, 2018, respectively. Based on the values of loans pledged as collateral, the Company had $394.4 million and $386.0 million of additional borrowing capacity with FHLB as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company also had $35.0 million and $60.0 million, respectively, of available unused unsecured federal funds lines. During the three months ended June 30, 2019, a line of credit of $25.0 million with an unaffiliated financial institution was terminated. The Company had no outstanding borrowings under the line at the time of termination.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at June 30, 2019 and December 31, 2018 was $41.8 million and $45.2 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $48.3 million and $50.8 million as of June 30, 2019 and December 31, 2018, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of June 30, 2019 and December 31, 2018, total cash and cash equivalents represented 7.7% and 9.6% of total assets, respectively.
PCB Bancorp, on a stand-alone holding company basis, must provide for its own liquidity and its main source of funding is dividends from the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the holding company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short- and long-term cash obligations.

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

($ in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$154,453	$127,443
Standby letters of credit	2,363	2,998
Commercial letters of credit	532	477
Total	$157,348	$130,918

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2019
Time deposits	$753,642	$19,974	$1,950	$—	$775,566
FHLB advances	25,000	10,000	—	—	35,000
Operating leases	2,685	4,706	3,187	1,625	12,203
Total	$781,327	$34,680	$5,137	$1,625	$822,769
December 31, 2018
Time deposits	$744,815	$53,769	$2,289	$—	$800,873
FHLB advances	10,000	10,000	10,000	—	30,000
Operating leases	2,446	4,335	3,413	1,104	11,298
Total	$757,261	$68,104	$15,702	$1,104	$842,171

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	June 30, 2019		December 31, 2018
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	21.8%	7.8%	21.4%	6.0%
+100	11.3%	4.9%	11.0%	3.7%
-100	(14.0)%	(7.3)%	(13.7)%	(5.9)%
-200	(28.0)%	(15.2)%	(27.7)%	(13.8)%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2019 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at June 30, 2019. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 1A - Risk Factors
Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2018, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2019. The following table presents share repurchase activities during the three months ended June 30, 2019:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From April 1, 2019 to April 30, 2019	—	$—	—	$6,500
From May 1, 2019 to May 31, 2019	12,050	16.91	12,050	6,296
From June 1, 2019 to June 30, 2019	45,501	16.93	45,501	5,526
Total	57,551	$16.93	57,551

On March 28, 2019, the Company’s Board of Directors approved the repurchase of up to $6.5 million of the Company’s common stock through March 27, 2020.
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
The Order will remain in effect until terminated, modified or suspended by the FDIC and CDBO. The Bank’s Management and Board of Directors have expressed their full intention and ability to comply with all parts of the Order. The Bank began taking corrective actions prior to entry of the Order after communicating with the regulators and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. Importantly, and prior to the entry of the Order, the Bank sought and received FDIC and CDBO non-objection to hiring a new BSA officer, Susan Wahba, CAMS, who began working for the Bank on March 19, 2019, and brings significant experience in BSA/AML compliance, including as a former bank examiner and BSA/AML trainer for the FDIC, and most recently as the Chief Risk Officer for another Los Angeles area bank. Compliance with the requirements of the Order will be determined by the regulators in subsequent examinations. Subsequent to the Order, the Bank has completed the BSA/AML staffing assessment and the “look back” review to transactions that occurred during a six month period in 2018. In addition, the Bank has reviewed and enhanced BSA/AML risk assessments, as well as customer due diligence, and submitted all required reports to the FDIC and CDBO. Even though the Company believes that the Bank has addressed many of items under the Order, since many of the management and BSA staffing hires have recently assumed their roles at the Bank and are taking steps to improve processes and procedures, it may take some time to address, to the satisfaction of the regulators, the specific issues unique to the Bank’s operation and it is still uncertain whether acceptable progress towards compliance with the Order, as determined in the sole discretion of the FDIC and CDBO, will ultimately be achieved in the future.
The Bank will incur additional non-interest expenses associated with the implementation of the required corrective actions; however, both these expenses and the Order are not expected to have a material impact on the results of operations or financial position of the Bank or the Company.

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended*
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
4.1	Specimen common stock certificate of PCB Bancorp*
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	August 8, 2019	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2019	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)