Form 10-Q
period 2019-09-30
PCB BANCORP
filed 2019-11-06
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 31, 2019, the registrant had outstanding 15,690,836 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2019

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$22,546	$24,121
Interest-bearing deposits in other financial institutions	99,366	138,152
Total cash and cash equivalents	121,912	162,273
Securities available-for-sale, at fair value	134,602	146,991
Securities held-to-maturity, at amortized cost (fair value of $21,872 at September 30, 2019 and $21,152 at December 31, 2018)	21,601	21,760
Total investment securities	156,203	168,751
Loans held-for-sale	1,583	5,781
Loans held-for-investment, net of deferred loan costs (fees)	1,389,830	1,338,682
Allowance for loan losses	(13,094)	(13,167)
Net loans held-for-investment	1,376,736	1,325,515
Premises and equipment, net	4,008	4,588
Federal Home Loan Bank and other restricted stock, at cost	8,345	7,433
Deferred tax assets, net	3,389	3,377
Servicing assets	6,899	7,666
Operating lease assets	9,561	—
Accrued interest receivable and other assets	10,810	11,644
Total assets	$1,699,446	$1,697,028
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$353,448	$329,270
Savings, NOW and money market accounts	341,980	313,610
Time deposits of $250,000 or less	440,049	519,634
Time deposits of more than $250,000	296,785	281,239
Total deposits	1,432,262	1,443,753
Federal Home Loan Bank advances	20,000	30,000
Operating lease liabilities	10,574	—
Accrued interest payable and other liabilities	11,967	12,979
Total liabilities	1,474,803	1,486,732
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, 0 issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 15,710,287 and 15,977,754 shares issued and outstanding, respectively, and included 37,400 and 0 shares of unvested restricted stock, respectively, at September 30, 2019 and December 31, 2018	169,224	174,366
Retained earnings	54,768	37,577
Accumulated other comprehensive income (loss), net	651	(1,647)
Total shareholders’ equity	224,643	210,296
Total liabilities and shareholders’ equity	$1,699,446	$1,697,028

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$21,876	$19,699	$64,779	$55,749
Interest on tax-exempt investment securities	38	39	115	120
Interest on investment securities	940	892	3,018	2,528
Interest and dividends on other interest-earning assets	833	866	2,757	2,071
Total interest income	23,687	21,496	70,669	60,468
Interest expense:
Interest on deposits	6,060	4,643	17,925	12,101
Interest on borrowings	98	137	370	475
Total interest expense	6,158	4,780	18,295	12,576
Net interest income	17,529	16,716	52,374	47,892
Provision (reversal) for loan losses	(102)	417	207	937
Net interest income after provision for loan losses	17,631	16,299	52,167	46,955
Noninterest income:
Service charges and fees on deposits	405	377	1,137	1,102
Loan servicing income	534	578	1,657	1,789
Gain on sale of loans	1,540	1,328	4,551	4,477
Other income	323	297	920	847
Total noninterest income	2,802	2,580	8,265	8,215
Noninterest expense:
Salaries and employee benefits	6,901	5,840	20,123	18,239
Occupancy and equipment	1,408	1,244	4,128	3,634
Professional fees	664	213	2,108	1,724
Marketing and business promotion	292	555	1,049	1,484
Data processing	348	314	1,004	911
Director fees and expenses	188	220	562	661
Regulatory assessments	—	192	425	469
Other expenses	976	942	2,651	2,969
Total noninterest expense	10,777	9,520	32,050	30,091
Income before income taxes	9,656	9,359	28,382	25,079
Income tax expense	2,871	2,816	8,432	7,510
Net income	$6,785	$6,543	$19,950	$17,569

Earnings per common share, basic	$0.43	$0.44	$1.25	$1.27
Earnings per common share, diluted	$0.42	$0.44	$1.23	$1.25

Weighted-average common shares outstanding, basic	15,816,269	14,730,120	15,943,603	13,865,190
Weighted-average common shares outstanding, diluted	16,099,598	14,924,546	16,231,848	14,051,561

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,785	$6,543	$19,950	$17,569
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	443	(604)	3,253	(2,564)
Income tax benefit (expense) related to items of other comprehensive income	(130)	176	(955)	747
Total other comprehensive income (loss), net of tax	313	(428)	2,298	(1,817)
Total comprehensive income	$7,098	$6,115	$22,248	$15,752

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended
		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2018	13,435,214	$128,785	$25,258	$(2,612)	$151,431
Comprehensive income (loss)
Net income	—	—	6,543	—	6,543
Other comprehensive loss, net of tax	—	—	—	(428)	(428)
Stock issued under stock offering, net of expenses	2,508,234	45,537	—	—	45,537
Share-based compensation expense	—	147	—	—	147
Stock options exercised	29,466	184	—	—	184
Cash dividends declared on common stock ($0.03 per share)	—	—	(476)	—	(476)
Balance at September 30, 2018	15,972,914	$174,653	$31,325	$(3,040)	$202,938

Balance at July 1, 2019	15,980,655	$174,135	$48,927	$338	$223,400
Comprehensive income
Net income	—	—	6,785	—	6,785
Other comprehensive income, net of tax	—	—	—	313	313
Issuance of restricted stock	37,700	—	—	—	—
Repurchase of common stock	(316,518)	(5,130)	—	—	(5,130)
Share-based compensation expense	—	180	—	—	180
Stock options exercised	8,450	39	—	—	39
Cash dividends declared on common stock ($0.06 per share)	—	—	(944)	—	(944)
Balance at September 30, 2019	15,710,287	$169,224	$54,768	$651	$224,643

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
(in thousands, except share data)

	Nine Months Ended
		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	13,417,899	$128,371	$15,036	$(1,223)	$142,184
Comprehensive income (loss)
Net income	—	—	17,569	—	17,569
Other comprehensive loss, net of tax	—	—	—	(1,817)	(1,817)
Stock issued under stock offering, net of expenses	2,508,234	45,537	—	—	45,537
Share-based compensation expense	—	486	—	—	486
Stock options exercised	46,781	259	—	—	259
Cash dividends declared on common stock ($0.09 per share)	—	—	(1,280)	—	(1,280)
Balance at September 30, 2018	15,972,914	$174,653	$31,325	$(3,040)	$202,938

Balance at January 1, 2019	15,977,754	$174,366	$37,577	$(1,647)	$210,296
Comprehensive income
Net income	—	—	19,950	—	19,950
Other comprehensive income, net of tax	—	—	—	2,298	2,298
Issuance of restricted stock	37,700	—	—	—	—
Repurchase of common stock	(374,069)	(6,104)	—	—	(6,104)
Share-based compensation expense	—	503	—	—	503
Stock options exercised	68,902	459	—	—	459
Cash dividends declared on common stock ($0.17 per share)	—	—	(2,706)	—	(2,706)
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	(53)	—	(53)
Balance at September 30, 2019	15,710,287	$169,224	$54,768	$651	$224,643

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$19,950	$17,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,152	926
Net amortization of premiums on securities	641	577
Net accretion of discounts on loans	(3,083)	(3,057)
Net accretion of deferred loan costs (fees)	(327)	(371)
Amortization of servicing assets	1,875	1,931
Provision for loan losses	207	937
Deferred tax expense (benefit)	(967)	386
Stock-based compensation	503	486
Gain on sale of loans	(4,551)	(4,477)
Originations of loans held-for-sale	(75,023)	(78,478)
Proceeds from sales of and principal collected on loans held-for-sale	84,943	76,310
Change in accrued interest receivable and other assets	840	989
Change in accrued interest payable and other liabilities	(326)	2,798
Net cash provided by operating activities	25,834	16,526
Cash flows from investing activities
Purchase of securities available-for-sale	(6,247)	(26,073)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	21,365	17,543
Purchase of securities held-to-maturity	(2,150)	(2,011)
Proceeds from maturities and paydowns of securities held-to-maturity	2,192	1,078
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	826	7,208
Net change in loans held-for-investment	(50,280)	(125,059)
Purchase of loans held-for-investment	(893)	—
Purchase of Federal Home Loan Bank stock	(912)	(844)
Proceeds from sale of other real estate owned	321	102
Purchases of premises and equipment	(575)	(824)
Net cash used in investing activities	(36,353)	(128,880)
Cash flows from financing activities
Net increase (decrease) in deposits	(11,491)	168,236
Repayment of long-term Federal Home Loan Bank advances	(10,000)	(10,000)
Stock options exercised	459	259
Stock issued under stock offering, net of expenses	—	45,537
Repurchase of common stock	(6,104)	—
Cash dividends paid on common stock	(2,706)	(1,280)
Net cash provided by (used in) financing activities	(29,842)	202,752
Net increase (decrease) in cash and cash equivalents	(40,361)	90,398
Cash and cash equivalents at beginning of year	162,273	73,658
Cash and cash equivalents at end of year	$121,912	$164,056

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Interest paid	$19,018	$9,863
Income taxes paid	9,410	5,359
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$824	$7,034
Loans transferred to other real estate owned	50	—
Right of use assets obtained in exchange for lease obligations	1,616	—

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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. Refer to Adopted Accounting Pronouncements below for discussion of accounting pronouncements adopted during the nine months ended September 30, 2019.
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

Adopted Accounting Pronouncements
During the nine months ended September 30, 2019, the following accounting pronouncements applicable to the Company were adopted:
In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842).” In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases Topic 842, Targeted Improvements,” to provide additional clarification, implementation, and transition guidance on certain aspects of ASU 2016-02. The amendments in ASU 2016-02 require lessees to recognize lease assets and lease liabilities for both leases classified as operating leases and finance leases, except leases with a term of 12 months or less where lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For leases with a term of greater than 12 months, lessees are required to recognize a liability to make lease payments and a right-of-use assets representing its right to use the underlying asset for the lease term measured at the present value of the lease payments. ASU 2016-02 and ASU 2018-10 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Under ASU 2018-11, an additional transition option was provided that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Under this optional transition method, entities will be allowed to continue using and presenting leases under Accounting Standard Codification (“ASC”) 840 for prior years comparative periods and then prospectively adopt ASC 842 on January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings.
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
In July 2019, the FASB voted to tentatively delay the effective date of this ASU to 2023 for certain SEC filers that are Smaller Reporting Companies, which would apply to the Company. In October 2019, the FASB approved this proposed amendment. The Company plans to adopt this ASU at the delayed effective date of 2023.

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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$64,484	$—	$64,484
Residential collateralized mortgage obligations	—	49,192	—	49,192
SBA loan pool securities	—	20,138	—	20,138
Municipal bonds	—	788	—	788
Total securities available-for-sale	—	134,602	—	134,602
Total assets measured at fair value on a recurring basis	$—	$134,602	$—	$134,602
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$67,921	$—	$67,921
Residential collateralized mortgage obligations	—	55,649	—	55,649
SBA loan pool securities	—	22,632	—	22,632
Municipal bonds	—	789	—	789
Total securities available-for-sale	—	146,991	—	146,991
Total assets measured at fair value on a recurring basis	$—	$146,991	$—	$146,991
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019
Impaired loans:
SBA property	$—	$—	$654	$654
Total impaired loans	—	—	654	654
Total assets measured at fair value on a non-recurring basis	$—	$—	$654	$654
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2018
Impaired loans:
SBA property	$—	$—	$51	$51
Total impaired loans	—	—	51	51
Total assets measured at fair value on a non-recurring basis	$—	$—	$51	$51
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Collateral dependent impaired loans:
Commercial property	$—	$—	$—	$(53)
SBA property	—	—	(20)	(151)
Servicing assets - residential property loans	—	(4)	—	(4)
Other real estate owned	(18)	—	(18)	3
Net losses recognized	$(18)	$(4)	$(38)	$(205)

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
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2019
Financial assets:
Interest-bearing deposits in other financial institutions	$99,366	$99,366	$99,366	$—	$—
Securities available-for-sale	134,602	134,602	—	134,602	—
Securities held-to-maturity	21,601	21,872	—	21,872	—
Loans held-for-sale	1,583	1,711	—	1,711	—
Net loans held-for-investment	1,376,736	1,385,687	—	—	1,385,657
FHLB and other restricted stock	8,345	N/A	N/A	N/A	N/A
Accrued interest receivable	4,906	4,906	24	477	4,405
Financial liabilities:
Deposits	$1,432,262	$1,444,344	$—	$—	$1,444,344
FHLB advances	20,000	20,129	—	20,129	—
Accrued interest payable	5,500	5,500	—	1	5,499
December 31, 2018
Financial assets:
Interest-bearing deposits in other financial institutions	$138,152	$138,152	$138,152	$—	$—
Securities available-for-sale	146,991	146,991	—	146,991	—
Securities held-to-maturity	21,760	21,152	—	21,152	—
Loans held-for-sale	5,781	6,175	—	6,175	—
Net loans held-for-investment	1,325,515	1,337,299	—	—	1,337,299
FHLB and other restricted stock	7,433	N/A	N/A	N/A	N/A
Accrued interest receivable	5,178	5,178	112	568	4,498
Financial liabilities:
Deposits	$1,443,753	$1,425,023	$—	$—	$1,425,023
FHLB advances	30,000	29,641	—	29,641	—
Accrued interest payable	6,223	6,223	—	1	6,222

Note 3 - Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$63,847	$862	$(225)	$64,484
Residential collateralized mortgage obligations	49,335	159	(302)	49,192
SBA loan pool securities	19,935	232	(29)	20,138
Municipal bonds	769	19	—	788
Total securities available-for-sale	$133,886	$1,272	$(556)	$134,602
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$16,655	$47	$(115)	$16,587
Municipal bonds	4,946	339	—	5,285
Total securities held-to-maturity	$21,601	$386	$(115)	$21,872
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$68,975	$177	$(1,231)	$67,921
Residential collateralized mortgage obligations	56,625	55	(1,031)	55,649
SBA loan pool securities	23,144	—	(512)	22,632
Municipal bonds	784	5	—	789
Total securities available-for-sale	$149,528	$237	$(2,774)	$146,991
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$16,659	$—	$(602)	$16,057
Municipal bonds	5,101	37	(43)	5,095
Total securities held-to-maturity	$21,760	$37	$(645)	$21,152

As of September 30, 2019 and December 31, 2018, pledged securities were $98.9 million and $112.2 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of September 30, 2019. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale		Securities Held-To-Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$103	$103
One to five years	—	—	2,234	2,302
Five to ten years	769	788	285	299
Greater than ten years	—	—	2,324	2,581
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	133,117	133,814	16,655	16,587
Total	$133,886	$134,602	$21,601	$21,872

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

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$2,914	$(8)	5	$23,728	$(217)	31	$26,642	$(225)	36
Residential collateralized mortgage obligations	18,080	(59)	14	20,116	(243)	23	38,196	(302)	37
SBA loan pool securities	2,574	(11)	2	2,382	(18)	4	4,956	(29)	6
Total securities available-for-sale	$23,568	$(78)	21	$46,226	$(478)	58	$69,794	$(556)	79
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$1,984	$(2)	2	$8,760	$(113)	9	$10,744	$(115)	11
Total securities held-to-maturity	$1,984	$(2)	2	$8,760	$(113)	9	$10,744	$(115)	11
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$1,868	$(6)	2	$41,845	$(1,225)	48	$43,713	$(1,231)	50
Residential collateralized mortgage obligations	7,067	(29)	5	34,943	(1,002)	34	42,010	(1,031)	39
SBA loan pool securities	2,809	(7)	2	19,823	(505)	18	22,632	(512)	20
Total securities available-for-sale	$11,744	$(42)	9	$96,611	$(2,732)	100	$108,355	$(2,774)	109
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$2,022	$(23)	1	$14,035	$(579)	15	$16,057	$(602)	16
Municipal bonds	2,600	(38)	8	497	(5)	3	3,097	(43)	11
Total securities held-to-maturity	$4,622	$(61)	9	$14,532	$(584)	18	$19,154	$(645)	27

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
All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2019 and December 31, 2018 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers at December 31, 2018. All of municipal bonds were with unrealized gains at September 30, 2019. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the nine months ended September 30, 2019 and 2018.
Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018
Real estate loans:
Commercial property	$759,881	$709,409
Residential property	236,382	233,816
SBA property	126,347	120,939
Construction	17,175	27,323
Total real estate loans	1,139,785	1,091,487
Commercial and industrial loans:
Commercial term	105,433	102,133
Commercial lines of credit	95,997	91,994
SBA commercial term	25,326	27,147
Total commercial and industrial loans	226,756	221,274
Other consumer loans	23,289	25,921
Loans held-for-investment	1,389,830	1,338,682
Allowance for loan losses	(13,094)	(13,167)
Net loans held-for-investment	$1,376,736	$1,325,515

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of September 30, 2019 and December 31, 2018, the Company had $3.8 million and $2.4 million, respectively, of such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended September 30, 2019 and 2018:

	Three Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at July 1, 2019	$9,711	$3,426	$191	$13,328
Charge-offs	—	(179)	(47)	(226)
Recoveries on loans previously charged off	—	38	56	94
Provision (reversal) for loan losses	(33)	(6)	(63)	(102)
Balance at September 30, 2019	$9,678	$3,279	$137	$13,094
Balance at July 1, 2018	$9,323	$3,108	$190	$12,621
Charge-offs	—	(18)	(26)	(44)
Recoveries on loans previously charged off	16	46	41	103
Provision for loan losses	269	108	40	417
Balance at September 30, 2018	$9,608	$3,244	$245	$13,097

The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2019	$9,104	$3,877	$186	$13,167
Charge-offs	(19)	(347)	(158)	(524)
Recoveries on loans previously charged off	4	112	128	244
Provision (reversal) for loan losses	589	(363)	(19)	207
Balance at September 30, 2019	$9,678	$3,279	$137	$13,094
Balance at January 1, 2018	$8,507	$3,548	$169	$12,224
Charge-offs	(204)	(108)	(167)	(479)
Recoveries on loans previously charged off	68	280	67	415
Provision (reversal) for loan losses	1,237	(476)	176	937
Balance at September 30, 2018	$9,608	$3,244	$245	$13,097

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$84	$—	$—	$84
Collectively evaluated for impairment	9,594	3,279	137	13,010
Total	$9,678	$3,279	$137	$13,094
Loans receivable:
Individually evaluated for impairment	$2,082	$468	$—	$2,550
Collectively evaluated for impairment	1,137,703	226,288	23,289	1,387,280
Total	$1,139,785	$226,756	$23,289	$1,389,830
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1	$93	$—	$94
Collectively evaluated for impairment	9,103	3,784	186	13,073
Total	$9,104	$3,877	$186	$13,167
Loans receivable:
Individually evaluated for impairment	$1,156	$320	$—	$1,476
Collectively evaluated for impairment	1,090,331	220,954	25,921	1,337,206
Total	$1,091,487	$221,274	$25,921	$1,338,682

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
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Real estate loans:
Commercial property	$759,232	$—	$649	$—	$759,881
Residential property	236,382	—	—	—	236,382
SBA property	119,748	73	6,526	—	126,347
Construction	15,485	1,690	—	—	17,175
Commercial and industrial loans:
Commercial term	105,425	—	8	—	105,433
Commercial lines of credit	95,670	—	327	—	95,997
SBA commercial term	24,965	—	361	—	25,326
Other consumer loans	23,282	—	7	—	23,289
Total	$1,380,189	$1,763	$7,878	$—	$1,389,830
December 31, 2018
Real estate loans:
Commercial property	$708,742	$—	$667	$—	$709,409
Residential property	233,514	—	302	—	233,816
SBA property	115,543	74	5,322	—	120,939
Construction	24,325	2,998	—	—	27,323
Commercial and industrial loans:
Commercial term	102,106	—	27	—	102,133
Commercial lines of credit	91,395	599	—	—	91,994
SBA commercial term	26,616	—	531	—	27,147
Other consumer loans	25,905	—	16	—	25,921
Total	$1,328,146	$3,671	$6,865	$—	$1,338,682

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
September 30, 2019
Real estate loans:
SBA property	$—	$—	$—	$1,441	$1,441
Commercial and industrial loans:
Commercial term	110	—	—	—	110
Commercial lines of credit	—	—	—	327	327
SBA commercial term	472	—	—	68	540
Other consumer loans	82	59	—	7	148
Total	$664	$59	$—	$1,843	$2,566
December 31, 2018
Real estate loans:
Residential property	$95	$—	$—	$302	$397
SBA property	183	—	—	540	723
Commercial and industrial loans:
SBA commercial term	—	—	—	203	203
Other consumer loans	90	9	—	16	115
Total	$368	$9	$—	$1,061	$1,438

There were no nonaccrual loans guaranteed by a U.S. government agency at September 30, 2019 and December 31, 2018.

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

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2019
Real estate loans:
Commercial property	$341	$340	$—	$—	$—
SBA property	1,003	1,058	738	817	84
Commercial and industrial loans:
Commercial term	40	40	—	—	—
Commercial lines of credit	327	327	—	—	—
SBA commercial term	101	116	—	—	—
Total	$1,812	$1,881	$738	$817	$84
December 31, 2018
Real estate loans:
Residential property	$302	$303	$—	$—	$—
SBA property	802	854	52	50	1
Commercial and industrial loans:
Commercial term	68	69	—	—	—
SBA commercial term	73	99	179	189	93
Total	$1,245	$1,325	$231	$239	$94

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$341	$6	$237	$—
SBA property	1,896	5	1,297	5
Commercial and industrial loans:
Commercial term	43	1	85	1
Commercial lines of credit	327	—	—	—
SBA commercial term	105	1	331	1
Total	$2,712	$13	$1,950	$7

The following table presents information on the recorded investment in impaired loans by portfolio segment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$114	$6	$266	$—
Residential property	50	—	274	—
SBA property	1,637	17	1,329	16
Commercial and industrial loans:
Commercial term	52	3	124	6
Commercial lines of credit	109	—	7	—
SBA commercial term	135	3	420	7
Total	$2,097	$29	$2,420	$29

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$49	$34	$113	$163
Less: interest income recognized on impaired loans on a cash basis	(13)	(8)	(29)	(63)
Interest income foregone on impaired loans	$36	$26	$84	$100

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	September 30, 2019			December 31, 2018
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$341	$—	$341	$—	$—	$—
SBA property	300	249	549	315	—	315
Commercial and industrial loans:
Commercial term	40	—	40	68	—	68
SBA commercial term	32	—	32	49	131	180
Total	$713	$249	$962	$432	$131	$563

The following table presents information on new loans that were modified as TDRs for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Commercial property (1)	1	$341	$341	—	$—	$—
SBA property (2)	1	123	123	—	—	—
Total	2	$464	$464	—	$—	$—

(1)	Modified by extension of maturity and interest rate adjustment.

(2)	Modified by deferral of principal payment.
The following table presents information on new loans that were modified as TDRs for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Commercial property (1)	1	$341	$341	—	$—	$—
SBA property (2)	2	254	254	—	$—	$—
Total	3	$595	$595	—	$—	$—

(1)	Modified by extension of maturity and interest rate adjustment.

(2)	Modified by deferral of principal payment.

The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of September 30, 2019 and December 31, 2018.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $81 thousand and $86 thousand of allowance for loan losses as of September 30, 2019 and December 31, 2018, respectively.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended September 30, 2019 and 2018. The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	—	$—	2	$233
Total	—	$—	2	$233

Purchases, Sales, and Transfers
The Company transferred residential property loans of $522 thousand to loans held-for-sale during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company transferred residential property loans of $824 thousand to loans held-for-sale.
The Company did not transfer any loans held-for-investment to loans held-for-sale during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company transferred a commercial property loan of $1.1 million and residential property loans of $6.0 million to loans held-for-sale.
The Company purchased residential property loans of $893 thousand during the three and nine months ended September 30, 2019. The Company had no purchases of loans held-for-investment during the three and nine months ended September 30, 2018.
The Company had no sales of loans held-for-investment during the three and nine months ended September 30, 2019 and 2018.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018
Real estate loans:
Residential property	$334	$—
SBA property	1,249	5,481
Commercial and industrial loans:
SBA commercial term	—	300
Total	$1,583	$5,781

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

Note 5 - Servicing Assets
At September 30, 2019 and December 31, 2018, total servicing assets were $6.9 million and $7.7 million, respectively. The Company sold loans of $22.2 million and $23.1 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.5 million and $1.3 million, respectively, during the three months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018, the Company sold loans of $72.5 million and $71.5 million, respectively, with the servicing rights retained and recognized a net gain on sale of $4.5 million and $4.4 million, respectively. Loan servicing income was $534 thousand and $578 thousand, respectively, for the three months ended September 30, 2019 and 2018, and $1.7 million and $1.8 million, respectively, for the nine months ended September 30, 2019 and 2018.
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
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	September 30, 2019			December 31, 2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$189	$5,848	$862	$244	$6,349	$1,073
Fair value	$217	$6,645	$1,000	$298	$6,937	$1,206
Discount rate	11.25%	13.25%	12.75%	11.25%	13.25%	12.75%
Prepayment speed	27.20%	15.98%	16.27%	25.00%	14.12%	13.55%
Weighted average remaining life	24.4 years	21.2 years	7.1 years	25.2 years	21.1 years	7.4 years
Underlying loans being serviced	$35,805	$375,242	$82,876	$45,728	$367,856	$93,073

The following table presents activity in servicing assets for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$204	$6,094	$932	$285	$6,940	$1,165
Additions	—	292	39	—	297	55
Amortization	(15)	(538)	(109)	(21)	(559)	(107)
Impairment	—	—	—	(4)	63	—
Balance at end of period	$189	$5,848	$862	$260	$6,741	$1,113

The following table presents activity in servicing assets for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$244	$6,349	$1,073	$308	$7,369	$1,296
Additions	—	962	146	22	865	189
Amortization	(55)	(1,463)	(357)	(66)	(1,493)	(372)
Impairment	—	—	—	(4)	—	—
Balance at end of period	$189	$5,848	$862	$260	$6,741	$1,113

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
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$680	$1,953
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	—	—
Right of use assets obtained in exchange for lease obligations	28	1,616

(1)	Included in Occupancy and Equipment on the Consolidated Statements of Income. Operating lease cost for the three and nine months ended September 30, 2018 was under Topic 840.
The Company used the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of September 30, 2019:

($ in thousands)	September 30, 2019
Operating leases:
Operating lease assets	$9,561
Operating lease liabilities	10,574

Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	2.81%

The following table presets maturities of operating lease liabilities as of September 30, 2019:

($ in thousands)	September 30, 2019
Maturities:
2019	$676
2020	2,686
2021	2,283
2022	2,171
2023	1,828
After 2023	1,899
Total lease payment	11,543
Imputed Interest	(969)
Present value of operating lease liabilities	$10,574

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had outstanding FHLB advances of $20.0 million and $30.0 million at September 30, 2019 and December 31, 2018, respectively. FHLB advances consisted of fixed interest rates term borrowings of $20.0 million with original maturity terms ranging from 3 to 5 years and weighted-average interest rate of 1.92% at September 30, 2019. At December 31, 2018, FHLB advances consisted of fixed interest rates term borrowings with original maturity terms ranging from 2 to 5 years and weighted-average interest rate of 1.81%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At September 30, 2019 and December 31, 2018, loans pledged to secure borrowings from the FHLB were $613.7 million and $523.4 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.2 million and $7.3 million, respectively, at September 30, 2019 and December 31, 2018. The Company had additional borrowing capacity of $411.6 million and $386.0 million, respectively, from the FHLB as of September 30, 2019 and December 31, 2018.
Other Borrowing Arrangements
At September 30, 2019, the Company had $43.1 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $51.4 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $35.0 million overnight federal funds lines with correspondent financial institutions at September 30, 2019. In May 2019, a line of credit of $25.0 million with an unaffiliated financial institution was terminated. The Company had no outstanding borrowings under the line at the time of termination.

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
Stock Repurchase
On March 28, 2019, the Company’s Board of Directors approved the repurchase of up to $6.5 million of the Company’s common stock through March 27, 2020. During the three and nine months ended September 30, 2019, the Company repurchased and retired 316,518 and 374,069 shares, respectively, of common stock totaling $5.1 million and $6.1 million, respectively, as part of the repurchase program.
Cash Dividends
The Company declared quarterly cash dividends on its common stock of $0.06 and $0.03 per share, respectively, for the three months ended September 30, 2019 and 2018, and $0.17 and $0.09, respectively, for the nine months ended September 30, 2019 and 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Unrealized gain (loss) on securities available-for-sale:
Beginning balance	$338	$(2,612)	$(1,647)	$(1,223)
Other comprehensive income (loss)
Unrealized gain (loss) arising during the period	443	(604)	3,253	(2,564)
Tax effect of current period changes	(130)	176	(955)	747
Total other comprehensive income (loss)	313	(428)	2,298	(1,817)
Balance at end of period	$651	$(3,040)	$651	$(3,040)

Note 9 - Share-Based Compensation
On July 25, 2013, the Company adopted 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of September 30, 2019, there were 539,514 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Share-based compensation expense related to:
Stock options	$158	$147	$481	$486
Restricted stock awards	22	—	22	—
Total share-based compensation expense	$180	$147	$503	$486
Related tax benefits	$11	$13	$33	$38

The following table presents unrecognized share-based compensation expense as of September 30, 2019:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$1,149	2.3 years
Restricted stock awards	605	4.2 years
Total unrecognized share-based compensation expense	$1,754	3.0 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued with exercise prices of the closing market price of the Company's stock on the grant date, and generally have a three-to five-year vesting period with contractual terms of ten years.
The following table represents stock option activity for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	847,839	$10.11	6.2 years	$5,877
Granted	15,000	$16.58	10.0 years
Exercised	(8,450)	$4.51	3.5 years
Forfeited	(5,638)	$10.33	6.1 years
Outstanding at end of period	848,751	$10.75	6.4 years	$5,302
Exercisable at end of period	498,616	$8.77	5.3 years	$4,105

The following table represents stock option activity for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	898,291	$9.81	6.5 years	$5,243
Granted	25,000	$16.94	10.0 years
Exercised	(68,902)	$6.65	4.3 years
Forfeited	(5,638)	$10.33	6.1 years
Outstanding at end of period	848,751	$10.75	6.4 years	$5,302
Exercisable at end of period	498,616	$8.77	5.3 years	$4,105

The following table represents information regarding unvested stock options for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	344,773	$12.23	347,274	$12.17
Granted	15,000	$16.58	25,000	$16.94
Vested	(4,000)	$14.00	(16,501)	$14.57
Forfeited	(5,638)	$10.33	(5,638)	$10.33
Outstanding at end of period	350,135	$12.43	350,135	$12.43

Restricted Stock Awards
The Company also has granted restricted stock awards (“RSAs”) to certain employees and officers. The RSAs are valued at the closing market price of the Company's stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	—	$—	—	$—
Granted	37,700	$16.61	37,700	$16.61
Vested	(300)	$17.09	(300)	$17.09
Outstanding at end of period	37,400	$16.60	37,400	$16.60

Note 10 - Income Taxes
Income tax expense was $2.9 million and $2.8 million, respectively, and the effective tax rate was 29.7% and 30.1%, respectively, for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, income tax expense was $8.4 million and $7.5 million, respectively, and the effective tax rate was 29.7% and 29.9%, respectively.
At September 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits, or accrued interest or penalties.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to the assessment of U.S. federal income tax for years before 2016. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2015 (other state income and franchise tax statutes of limitations vary by state).
Note 11 - Earnings Per Share
Earnings per share (“EPS”) is computed under the two-class method. Net income allocated to common stock is computed by subtracting income allocated to unvested restricted stock from net income. Income allocated to unvested restricted stock includes cash dividend paid and undistributed income available to holders of unvested restricted stock, if any. Basic EPS is computed by dividing net income allocated to common stock by the weighted-average common shares outstanding excluding the weighted-average unvested restricted stock. Diluted EPS is computed by dividing net income allocated to common stock by the weighted-average common stock outstanding, excluding the weighted-average unvested restricted stock, adjusted for the dilutive effect of the stock options. The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2019	2018	2019	2018
Basic earnings per share:
Net income	$6,785	$6,543	$19,950	$17,569
Less: income allocated to unvested restricted stock	(8)	—	(8)	—
Net income allocated to common stock	$6,777	$6,543	$19,942	$17,569
Weighted-average total common shares outstanding	15,835,139	14,730,120	15,949,962	13,865,190
Less: weighted-average unvested restricted stock	(18,870)	—	(6,359)	—
Weighted-average common shares outstanding, basic	15,816,269	14,730,120	15,943,603	13,865,190
Basic earnings per share	$0.43	$0.44	$1.25	$1.27
Diluted earnings per share:
Net income allocated to common stock	$6,777	$6,543	$19,942	$17,569
Weighted-average common shares outstanding, basic	15,816,269	14,730,120	15,943,603	13,865,190
Diluted effect of stock options	283,329	194,426	288,245	186,371
Weighted-average common shares outstanding, diluted	16,099,598	14,924,546	16,231,848	14,051,561
Diluted earnings per share	$0.42	$0.44	$1.23	$1.25

Stock options of 155,000 and 163,000 shares, respectively, were excluded in computing diluted EPS because they were anti-dilutive for three and nine months ended September 30, 2019. For three and nine months ended September 30, 2018, there were no stock options excluded in computing diluted EPS because they were anti-dilutive.

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
As of September 30, 2019 and December 31, 2018, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

($ in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$170,950	$127,443
Standby letters of credit	3,548	2,998
Commercial letters of credit	300	477
Total	$174,798	$130,918

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $146 thousand and $139 thousand, respectively, at September 30, 2019 and December 31, 2018, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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

Note 13 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% in 2015 to2.50% by January 1, 2019. Management believes as of September 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 9.27% and 9.08%, respectively, as of September 30, 2019, and 9.31% and 9.21%, respectively, as of December 31, 2018. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$223,130	16.30%	$61,607	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	236,370	17.27%	109,524	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	223,130	16.30%	82,143	6.0%	N/A	N/A
Tier 1 capital (to average assets)	223,130	12.87%	69,345	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$220,537	16.11%	$61,603	4.5%	$88,983	6.5%
Total capital (to risk-weighted assets)	233,777	17.08%	109,517	8.0%	136,896	10.0%
Tier 1 capital (to risk-weighted assets)	220,537	16.11%	82,138	6.0%	109,517	8.0%
Tier 1 capital (to average assets)	220,537	12.72%	69,343	4.0%	86,678	5.0%
December 31, 2018
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$210,871	16.28%	$58,273	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	224,178	17.31%	103,596	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	210,871	16.28%	77,697	6.0%	N/A	N/A
Tier 1 capital (to average assets)	210,871	12.60%	66,930	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$209,587	16.19%	$58,272	4.5%	$84,171	6.5%
Total capital (to risk-weighted assets)	222,894	17.21%	103,594	8.0%	129,493	10.0%
Tier 1 capital (to risk-weighted assets)	209,587	16.19%	77,696	6.0%	103,594	8.0%
Tier 1 capital (to average assets)	209,587	12.53%	66,929	4.0%	83,661	5.0%

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
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$27	$28	$84	$80
Account analysis fees	252	243	721	719
Non-sufficient funds charges	102	82	261	235
Other deposit related fees	24	24	71	68
Total service charges and fees on deposits	405	377	1,137	1,102
Debit card fees	70	62	203	157
Gain (loss) on sale of other real estate owned	(1)	—	(1)	3
Wire transfer fees	135	122	370	348
Other service charges	58	52	166	165
Total noninterest income in-scope of Topic 606	$667	$613	$1,875	$1,775

Note 15 - Subsequent Events
Completion of Previously Announced Stock Repurchase Program. On October 24, 2019, the Company completed its publicly announced $6.5 million stock repurchase program, which the Company’s Board of Directors (the “Board”) approved on March 31, 2019. The Company purchased 396,715 shares under this program.
Dividend Declared on Common Stock. On October 31, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per common share. The dividend will be paid on or about December 13, 2019, to shareholders of record as of the close of business on November 29, 2019.
The Company has evaluated the effects of events that have occurred subsequent to September 30, 2019 through the issuance date of these consolidated financial statements (unaudited). Other than the events described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2019. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2019	2018	2019	2018
Selected balance sheet data:
Cash and cash equivalents	$121,912	$164,056	$121,912	$164,056
Securities available-for-sale	134,602	135,089	134,602	135,089
Securities held-to-maturity	21,601	21,991	21,601	21,991
Loans held-for-sale	1,583	12,957	1,583	12,957
Loans held-for-investment, net of deferred loan costs (fees)	1,389,830	1,309,124	1,389,830	1,309,124
Allowance for loan losses	(13,094)	(13,097)	(13,094)	(13,097)
Total assets	1,699,446	1,663,787	1,699,446	1,663,787
Total deposits	1,432,262	1,419,526	1,432,262	1,419,526
Shareholders’ equity	224,643	202,938	224,643	202,938
Selected income statement data:
Interest income	$23,687	$21,496	$70,669	$60,468
Interest expense	6,158	4,780	18,295	12,576
Net interest income	17,529	16,716	52,374	47,892
Provision (reversal) for loan losses	(102)	417	207	937
Noninterest income	2,802	2,580	8,265	8,215
Noninterest expense	10,777	9,520	32,050	30,091
Income before income taxes	9,656	9,359	28,382	25,079
Income tax expense	2,871	2,816	8,432	7,510
Net income	6,785	6,543	19,950	17,569
Per share data:
Earnings per common share, basic	$0.43	$0.44	$1.25	$1.27
Earnings per common share, diluted	0.42	0.44	1.23	1.25
Book value per common share (1)	14.30	12.71	14.30	12.71
Cash dividends declared per common share	0.06	0.03	0.17	0.09

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2019	2018	2019	2018
Outstanding share data:
Number of common shares outstanding	15,710,287	15,972,914	15,710,287	15,972,914
Weighted-average common shares outstanding, basic	15,816,269	14,730,120	15,943,603	13,865,190
Weighted-average common shares outstanding, diluted	16,099,598	14,924,546	16,231,848	14,051,561
Selected performance ratios:
Return on average assets (2)	1.55%	1.60%	1.55%	1.50%
Return on average shareholders' equity (2)	12.02%	14.50%	12.15%	14.85%
Dividend payout ratio (3)	13.95%	6.82%	13.60%	7.09%
Efficiency ratio (4)	53.01%	49.34%	52.85%	53.63%
Yield on average interest-earning assets (2)	5.55%	5.36%	5.62%	5.29%
Cost of average interest-bearing liabilities (2)	2.13%	1.72%	2.12%	1.56%
Net interest spread (2)	3.42%	3.64%	3.50%	3.73%
Net interest margin (2), (5)	4.11%	4.17%	4.16%	4.19%
Total loans to total deposits ratio (6)	97.15%	93.14%	97.15%	93.14%
Asset quality:
Loans 30 to 89 days past due and still accruing	$723	$763	$723	$763
Nonperforming loans (7)	1,843	1,572	1,843	1,572
Nonperforming assets (8)	1,843	1,572	1,843	1,572
Net charge-offs	132	(59)	280	64
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.05%	0.06%	0.05%	0.06%
Nonperforming loans to loans held-for-investment	0.13%	0.12%	0.13%	0.12%
Nonperforming loans to allowance for loan losses	14.08%	12.00%	14.08%	12.00%
Nonperforming assets to total assets	0.11%	0.09%	0.11%	0.09%
Allowance for loan losses to loans held-for-investment	0.94%	1.00%	0.94%	1.00%
Allowance for loan losses to nonperforming loans	710.47%	833.14%	710.47%	833.14%
Net charge-offs to average loans held-for-investment (2)	0.04%	(0.02)%	0.03%	0.01%
Capital ratios:
Shareholders’ equity to total assets	13.22%	12.20%	13.22%	12.20%
Average equity to average assets	12.91%	11.03%	12.75%	10.13%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	16.30%	16.08%	16.30%	16.08%
Total capital (to risk-weighted assets)	17.27%	17.12%	17.27%	17.12%
Tier 1 capital (to risk-weighted assets)	16.30%	16.08%	16.30%	16.08%
Tier 1 capital (to average assets)	12.87%	12.59%	12.87%	12.59%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	16.11%	15.89%	16.11%	15.89%
Total capital (to risk-weighted assets)	17.08%	16.93%	17.08%	16.93%
Tier 1 capital (to risk-weighted assets)	16.11%	15.89%	16.11%	15.89%
Tier 1 capital (to average assets)	12.72%	12.45%	12.72%	12.45%

(1)	Shareholders’ equity divided by common shares outstanding.

(2)	Annualized.

(3)	Dividends declared per common share divided by basic earnings per common share.

(4)	Noninterest expenses divided by the sum of net interest income and noninterest income.

(5)	Net interest income divided by average total interest-earning assets.

(6)	Total loans include both loans held-for-sale and loans held-for-investment, net of unearned loan costs (fees).

(7)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing.

(8)	Nonperforming assets include nonperforming loans and other real estate owned.

Executive Summary
Net income was $6.8 million for the three months ended September 30, 2019, an increase of $242 thousand, or 3.7%, from $6.5 million for the three months ended September 30, 2018. The increase was primarily due to increases in net interest income and noninterest income and a decrease in provision (reversal) for loan losses, partially offset by an increase in noninterest expense. For the nine months ended September 30, 2019, net income was $20.0 million, an increase of $2.4 million, or 13.6%, from $17.6 million for the nine months ended September 30, 2018. The increase was primarily due to increases in net interest income and noninterest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expense. Diluted earnings per common share was $0.42 and $0.44, respectively, for the three months ended September 30, 2019 and 2018, and $1.23 and $1.25, respectively, for the nine months ended September 30, 2019 and 2018.
Total assets were $1.70 billion at September 30, 2019, an increase of $2.4 million, or 0.1%, from $1.70 billion at December 31, 2018. The increase was primarily due to an increase in loans held-for-investment and a recognition of operating lease assets, partially offset by decreases in cash and cash equivalents, loans held-for-sale and investment securities.
Total deposits were $1.43 billion at September 30, 2019, a decrease of $11.5 million, or 0.8%, from $1.44 billion at December 31, 2018. The decrease was primarily due to a decrease in time deposits, partially offset by increases in noninterest-bearing demand accounts, and savings, NOW and money market accounts. The decrease in time deposits was primarily due to decreases in state and brokered time deposits and retail time deposits of $250,000 or less, partially offset by an increase in retail time deposits of more than $250,000.
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
Financial Highlights

•	Net income totaled $6.8 million or $0.42 per diluted common share for the three months ended September 30, 2019;

•	Total assets were $1.70 billion at September 30, 2019, an increase of $2.4 million, or 0.1%, from $1.70 billion at December 31, 2018;

•	Loans held-for-investment, net of deferred costs (fees), were $1.39 billion at September 30, 2019, an increase of $51.1 million, or 3.8%, from $1.34 billion at December 31, 2018;

•	Total deposits were $1.43 billion at September 30, 2019, a decrease of $11.5 million, or 0.8%, from $1.44 billion at December 31, 2018;

•	The Company repurchased 374,069 shares of its common stock totaling $6.1 million through September 30, 2019 under the publicly announced $6.5 million share repurchase program; and

•	The Company declared cash dividends of $0.06 and $0.17 per common share for the three and nine months ended September 30, 2019.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,396,437	$21,876	6.22%	$1,280,352	$19,699	6.10%
Mortgage backed securities	84,052	521	2.46%	69,592	414	2.36%
Collateralized mortgage obligation	50,891	286	2.23%	54,094	324	2.38%
SBA loan pool securities	20,751	133	2.54%	24,102	154	2.53%
Municipal securities - tax exempt (2)	5,834	38	2.58%	6,232	39	2.48%
Interest-bearing deposits in other financial institutions	127,429	694	2.16%	149,398	742	1.97%
FHLB and other bank stock	8,345	139	6.61%	7,433	124	6.62%
Total interest-earning assets	1,693,739	23,687	5.55%	1,591,203	21,496	5.36%
Noninterest-earning assets:
Cash and cash equivalents	$18,927			$18,596
Allowances for loan losses	(13,273)			(12,774)
Other assets	35,564			26,828
Total noninterest earning assets	41,218			32,650
Total assets	$1,734,957			$1,623,853
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$351,581	1,432	1.62%	$269,514	834	1.23%
Savings	7,043	6	0.34%	8,717	6	0.27%
Time deposits	767,752	4,622	2.39%	795,202	3,803	1.90%
Borrowings	20,326	98	1.91%	30,000	137	1.81%
Total interest-bearing liabilities	1,146,702	6,158	2.13%	1,103,433	4,780	1.72%
Noninterest-bearing liabilities:
Demand deposits	341,858			330,021
Other liabilities	22,465			11,325
Total noninterest-bearing liabilities	364,323			341,346
Total liabilities	1,511,025			1,444,779
Shareholders’ equity	223,932			179,074
Total liabilities and shareholders’ equity	$1,734,957			$1,623,853
Net interest income		$17,529			$16,716
Net interest spread (3)			3.42%			3.64%
Net interest margin (4)			4.11%			4.17%
Cost of funds (5)			1.64%			1.32%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $118 thousand and $109 thousand, respectively, and net accretion of discount on loans of $1.0 million and $1.1 million, respectively, are included in the interest income for the three months ended September 30, 2019 and 2018.

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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,372,704	$64,779	6.31%	$1,245,551	$55,749	5.98%
Mortgage backed securities	85,452	1,629	2.55%	67,602	1,183	2.34%
Collateralized mortgage obligation	52,927	969	2.45%	52,519	913	2.32%
SBA loan pool securities	21,392	420	2.62%	23,887	432	2.42%
Municipal securities - tax exempt (2)	5,867	115	2.62%	6,454	120	2.49%
Interest-bearing deposits in other financial institutions	135,642	2,360	2.33%	125,396	1,718	1.83%
FHLB and other bank stock	7,974	397	6.66%	7,087	353	6.66%
Total interest-earning assets	1,681,958	70,669	5.62%	1,528,496	60,468	5.29%
Noninterest-earning assets:
Cash and cash equivalents	$18,650			$19,145
Allowances for loan losses	(13,185)			(12,530)
Other assets	35,370			27,115
Total noninterest earning assets	40,835			33,730
Total assets	$1,722,793			$1,562,226
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$322,917	3,903	1.62%	$282,221	2,367	1.12%
Savings	8,214	28	0.46%	8,696	18	0.28%
Time deposits	797,475	13,994	2.35%	747,102	9,716	1.74%
Borrowings	26,820	370	1.84%	36,557	475	1.74%
Total interest-bearing liabilities	1,155,426	18,295	2.12%	1,074,576	12,576	1.56%
Noninterest-bearing liabilities:
Demand deposits	325,704			319,697
Other liabilities	22,077			9,759
Total noninterest-bearing liabilities	347,781			329,456
Total liabilities	1,503,207			1,404,032
Shareholders’ equity	219,586			158,194
Total liabilities and shareholders’ equity	$1,722,793			$1,562,226
Net interest income		$52,374			$47,892
Net interest spread (3)			3.50%			3.73%
Net interest margin (4)			4.16%			4.19%
Cost of funds (5)			1.65%			1.21%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $327 thousand and $371 thousand, respectively, and net accretion of discount on loans of $3.1 million and $3.1 million, respectively, are included in the interest income for the nine months ended September 30, 2019 and 2018.

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

	Three Months Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$1,786	$391	$2,177	$5,691	$3,339	$9,030
Investment securities	45	2	47	267	218	485
Other interest-earning assets	(116)	83	(33)	174	512	686
Total interest income	1,715	476	2,191	6,132	4,069	10,201
Interest incurred on:
Savings, NOW, and money market deposits	243	355	598	330	1,216	1,546
Time deposits	(131)	950	819	655	3,623	4,278
Borrowings	(44)	5	(39)	(127)	22	(105)
Total interest expense	68	1,310	1,378	858	4,861	5,719
Change in net interest income	$1,647	$(834)	$813	$5,274	$(792)	$4,482

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Interest income:
Interest and fees on loans	$21,876	$19,699	$2,177	11.1%
Interest on tax-exempt investment securities	38	39	(1)	(2.6)%
Interest on investment securities	940	892	48	5.4%
Interest and dividend on other interest-earning assets	833	866	(33)	(3.8)%
Total interest income	23,687	21,496	2,191	10.2%
Interest expense:
Interest on deposits	6,060	4,643	1,417	30.5%
Interest on borrowings	98	137	(39)	(28.5)%
Total interest expense	6,158	4,780	1,378	28.8%
Net interest income	$17,529	$16,716	$813	4.9%

Net interest income increased primarily due to a 6.4% increase in average balance of interest-earning assets and a 19 basis point increase in average yield on interest-earning assets, partially offset by a 3.9% increase in average balance of interest-bearing liabilities and a 41 basis point increase in average cost on interest-bearing liabilities. The increase in average balances of interest-earning assets and interest-bearing liabilities were primarily due to growth in the loan and investment security portfolios, supported by deposit growth and the initial public offering (“IPO”) completed in August 2018. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the rising interest rate environment in 2018 and higher market rates in 2019.
Interest and fees on loans increased primarily due to a 9.1% increase in average balance and a 12 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth and the increase in average yield was primarily due to the rising interest rate environment in 2018 and higher market rates in 2019.

Interest on investment securities increased primarily due to a 4.9% increase in average balance. The Company purchased $2.2 million of securities held-to-maturity and $22.2 million of securities available-for-sale since September 30, 2018. For the three months ended September 30, 2019 and 2018, yield on total investment securities was 2.40% and 2.40%, respectively.
Interest income on other interest-earning assets increased primarily due to a 24 basis point increase in average yield, partially offset by a 13.4% decrease in average balance. The increase in average yield was primarily due to an increase in the federal funds rate in 2018. The decrease in average balance was primarily due to placing less balances into the interest-bearing account at the Federal Reserve Bank to support loan growth. For the three months ended September 30, 2019 and 2018, yield on total other interest-earning assets was 2.43% and 2.19%, respectively.
Interest expense on deposits increased primarily due to a 4.9% increase in average balance of interest-bearing deposits and a 41 basis point increase in average cost. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in the Company’s deposit target markets. For the three months ended September 30, 2019 and 2018, average cost on total interest-bearing deposits was 2.13% and 1.72%, respectively.
Interest expense on borrowings decreased primarily due to lower utilization of FHLB advances as the Bank maintained a sufficient level of on-balance sheet liquidity.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table presents the components of net interest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Interest income:
Interest and fees on loans	$64,779	$55,749	$9,030	16.2%
Interest on tax-exempt investment securities	115	120	(5)	(4.2)%
Interest on investment securities	3,018	2,528	490	19.4%
Interest and dividend on other interest-earning assets	2,757	2,071	686	33.1%
Total interest income	70,669	60,468	10,201	16.9%
Interest expense:
Interest on deposits	17,925	12,101	5,824	48.1%
Interest on borrowings	370	475	(105)	(22.1)%
Total interest expense	18,295	12,576	5,719	45.5%
Net interest income	$52,374	$47,892	$4,482	9.4%

Net interest income increased primarily due to a 10.0% increase in average balance of interest-earning assets and a 33 basis point increase in average yield on interest-earning assets, partially offset by a 7.5% increase in average balance of interest-bearing liabilities and a 56 basis point increase in average cost on interest-bearing liabilities. The increase in average balances of interest-earning assets and interest-bearing liabilities were primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth and the IPO completed in August 2018. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the rising interest rate environment in 2018 and higher market rates in 2019.
Interest and fees on loans increased primarily due to a 10.2% increase in average balance and a 33 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth and the increase in average yield was primarily due to the rising interest rate environment in 2018 and higher market rates in 2019.
Interest on investment securities increased primarily due to a 10.1% increase in average balance and an 18 basis point increase in average yield. The Company purchased $2.2 million of securities held-to-maturity and $22.2 million of securities available-for-sale since September 30, 2018. For the nine months ended September 30, 2019 and 2018, yield on total investment securities was 2.53% and 2.35%, respectively.

Interest income on other interest-earning assets increased primarily due to an 8.4% increase in average balance and a 48 basis point increase in average yield. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank. The increase in average yield was primarily due to an increase in the federal funds rate in 2018 and higher market rates in 2019. For the nine months ended September 30, 2019 and 2018, yield on total other interest-earning assets was 2.57% and 2.09%, respectively.
Interest expense on deposits increased primarily due to an 8.7% increase in average balance of interest-bearing deposits and a 56 basis point increase in average cost. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in the Company’s deposit target markets. For the nine months ended September 30, 2019 and 2018, average cost on total interest-bearing deposits was 2.12% and 1.56%, respectively.
Interest expense on borrowings decreased primarily due to lower utilization of FHLB advances as the Bank maintained a sufficient level of on-balance sheet liquidity.
Provision (Reversal) for Loan Losses
Provision (reversal) for loan losses was $(102) thousand and $207 thousand, respectively, for the three and nine months ended September 30, 2019 compared with $417 thousand and $937 thousand, respectively, for the three and nine months ended September 30, 2018. The reversal for the three months ended September 30, 2019 was primarily due to a decrease in loans held-for-investment from June 30, 2019 as well as a decrease in historical loss rates and changes in qualitative adjustment factors. The decrease for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 was primarily due to a decrease in historical loss rates and changes in qualitative adjustment factors during the nine months ended September 30, 2019, partially offset by an increase in loans held-for-investment.
See further discussion in “Allowance for Loan Losses.”

Noninterest Income
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Service charges and fees on deposits	$405	$377	$28	7.4%
Loan servicing income	534	578	(44)	(7.6)%
Gain on sale of loans	1,540	1,328	212	16.0%
Other income	323	297	26	8.8%
Total noninterest income	$2,802	$2,580	$222	8.6%

Service charges and fees increased primarily due to an increase in NSF charges.
Loan servicing income decreased primarily due to a lower balance of underlying loans being serviced. Underlying loans being serviced at September 30, 2019 and 2018 totaled $493.9 million and $534.0 million, respectively.
Gain on sale of loans increased primarily due to an increase in premiums on SBA loans from the conditions in the secondary market, partially offset by a decrease in sales volume. The Company sold SBA loans of $22.2 million with a gain of $1.5 million and residential property loans of $4.7 million with a gain of $42 thousand during the three months ended September 30, 2019. During the three months ended September 30, 2018, the Company sold SBA loans of $23.1 million with a gain of $1.3 million and residential property loans of $2.2 million with a gain of $22 thousand.
Other income includes wire transfer fees of $135 thousand and $122 thousand, respectively, and debit card interchange fees of $70 thousand and $62 thousand, respectively, for the three months ended September 30, 2019 and 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table presents the components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Service charges and fees on deposits	$1,137	$1,102	$35	3.2%
Loan servicing income	1,657	1,789	(132)	(7.4)%
Gain on sale of loans	4,551	4,477	74	1.7%
Other income	920	847	73	8.6%
Total noninterest income	$8,265	$8,215	$50	0.6%

Service charges and fees increased primarily due to increases in the balance of transactional based deposit accounts and NSF charges.
Loan servicing income decreased primarily due to a lower balance of underlying loans being serviced. Underlying loans being serviced at September 30, 2019 and 2018 totaled $493.9 million and $534.0 million, respectively.
Gain on sale of loans increased primarily due to an increase in sales volume of SBA loans. The Company sold SBA loans of $72.5 million with a gain of $4.5 million and residential property loans of $7.4 million with a gain of $64 thousand during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company sold SBA loans of $65.5 million with a gain of $4.2 million, residential property loans of $10.9 million with a gain of $213 thousand and a commercial property loan of $1.1 million with a gain of $45 thousand.
Other income includes wire transfer fees of $370 thousand and $348 thousand, respectively, and debit card interchange fees of $203 thousand and $157 thousand, respectively, for the nine months ended September 30, 2019 and 2018.

Noninterest Expense
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Salaries and employee benefits	$6,901	$5,840	$1,061	18.2%
Occupancy and equipment	1,408	1,244	164	13.2%
Professional fees	664	213	451	211.7%
Marketing and business promotion	292	555	(263)	(47.4)%
Data processing	348	314	34	10.8%
Director fees and expenses	188	220	(32)	(14.5)%
Regulatory assessments	—	192	(192)	(100.0)%
Other expenses	976	942	34	3.6%
Total noninterest expense	$10,777	$9,520	$1,257	13.2%

Salaries and employee benefits increased primarily due to the hiring of new experienced employees with higher salaries in order to support the expansion of the Company's infrastructure for being a public company and to enhance the controls and processes on BSA/AML compliance. The number of full-time equivalent employees was 249 at September 30, 2019 compared to 246 at September 30, 2018.
Occupancy and equipment expense increased primarily due to an establishment of new loan production office in Artesia, California in December 2018 and an increase in equipment maintenance expense.
Professional fees increased primarily due to increases in audit and other professional fees for being a public company and expenses related to BSA/AML enhancements, and a true-up of expense that were directly related to the IPO during the three months ended September 30, 2018.
Marketing and business promotion expense decreased primarily due to a decrease in advertising activities.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to a fewer number of directors for the three months ended September 30, 2019.
Regulatory assessment expense decreased primarily due to a small bank assessment credit from the FDIC during the three months ended September 30, 2019, partially offset by an increase in assessment rate from the recent consent order relating to the Bank’s compliance with BSA/AML. The Company would have recognized regulatory assessments expense of $228 thousand without the small bank assessment credit for the three months ended September 30, 2019. Regulatory assessments expense for the next quarter is also expected to be reduced by approximately $116 thousand, which is the remaining portion of small bank assessment credit that exceeded the current quarter expense.
Other expense increased primarily due to a growth in operations. Other expenses primarily included $449 thousand and $467 thousand in office expense, and $143 thousand and $139 thousand in armed guard expense for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table presents the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Salaries and employee benefits	$20,123	$18,239	$1,884	10.3%
Occupancy and equipment	4,128	3,634	494	13.6%
Professional fees	2,108	1,724	384	22.3%
Marketing and business promotion	1,049	1,484	(435)	(29.3)%
Data processing	1,004	911	93	10.2%
Director fees and expenses	562	661	(99)	(15.0)%
Regulatory assessments	425	469	(44)	(9.4)%
Other expenses	2,651	2,969	(318)	(10.7)%
Total noninterest expense	$32,050	$30,091	$1,959	6.5%

Salaries and employee benefits increased primarily due to the hiring of new experienced employees with higher salaries in order to support the expansion of the Company's infrastructure for being a public company and to enhance the controls and processes on BSA/AML compliance. The number of full-time equivalent employees was 249 at September 30, 2019 compared to 246 at September 30, 2018.
Occupancy and equipment expense increased primarily due to an establishment of new loan production office in Artesia, California in December 2018 and an increase in equipment maintenance expense.
Professional fees increased primarily due to increases in audit and other professional fees for being a public company and expenses related to BSA/AML enhancements, and a true-up of expense that were directly related to the IPO during the nine months ended September 30, 2018.
Marketing and business promotion expense decreased primarily due to a decrease in advertising activities.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to a fewer number of directors for the nine months ended September 30, 2019.
Regulatory assessment expense decreased primarily due to a small bank assessment credit from the FDIC during the nine months ended September 30, 2019, partially offset by an increase in assessment rate from the recent consent order relating to the Bank’s compliance with BSA/AML. The Company would have recognized regulatory assessments expense of $653 thousand without the small bank assessment credit for the nine months ended September 30, 2019. Regulatory assessments expense for the next quarter is also expected to be reduced by approximately $116 thousand, which is the remaining portion of small bank assessment credit that exceeded the current quarter expense.
Other expense decreased primarily due to a reimbursement paid to the SBA of $577 thousand during the nine months ended September 30, 2018, partially offset by a growth in operations. Other than the reimbursement paid to the SBA, other expenses primarily included $1.3 million and $1.2 million in office expense, and $412 thousand and $374 thousand in armed guard expense for the nine months ended September 30, 2019 and 2018, respectively.
Income Tax Expense
Income tax expense was $2.9 million and $2.8 million, respectively, and the effective tax rate was 29.7% and 30.1%, respectively, for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, income tax expense was $8.4 million and $7.5 million, respectively, and the effective tax rate was 29.7% and 29.9%, respectively.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$63,847	$64,484	$637	$68,975	$67,921	$(1,054)
Residential collateralized mortgage obligations	49,335	49,192	(143)	56,625	55,649	(976)
SBA loan pool securities	19,935	20,138	203	23,144	22,632	(512)
Municipal bonds	769	788	19	784	789	5
Total securities available-for-sale	$133,886	$134,602	$716	$149,528	$146,991	$(2,537)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	16,655	16,587	(68)	16,659	16,057	(602)
Municipal bonds	4,946	5,285	339	5,101	5,095	(6)
Total securities held-to-maturity	$21,601	$21,872	$271	$21,760	$21,152	$(608)

Total investment securities were $156.2 million at September 30, 2019, a decrease of $12.5 million, or 7.4%, from $168.8 million at December 31, 2018. The decrease was primarily due to principal paydowns of $23.6 million and net premium amortization of $641 thousand, partially offset by purchases of $8.4 million and an increase in fair value of securities available-for-sale of $3.3 million.
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
All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2019 and December 31, 2018 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal bonds are not considered other-than-temporary impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers at December 31, 2018. All of municipal bonds were with unrealized gains at September 30, 2019. Interest payments have been made as scheduled, and management believes this will continue in the future until the bonds get paid in full. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and nine months ended September 30, 2019 and 2018.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of September 30, 2019:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$986	1.52%	$14,150	2.01%	$48,711	2.21%	$63,847	2.16%
Residential collateralized mortgage obligations	—	—%	—	—%	10,974	2.16%	38,361	2.20%	49,335	2.19%
SBA loan pool securities	—	—%	—	—%	3,747	2.75%	16,188	2.50%	19,935	2.55%
Municipal bonds	—	—%	—	—%	769	2.74%	—	—%	769	2.74%
Total securities available-for-sale	$—	—%	$986	1.52%	$29,640	2.18%	$103,260	2.25%	$133,886	2.23%
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$907	1.82%	$1,222	1.82%	$14,526	2.35%	$16,655	2.28%
Municipal bonds	103	1.86%	2,234	2.74%	285	3.82%	2,324	4.87%	4,946	3.78%
Total securities held-to-maturity	$103	1.86%	$3,141	2.47%	$1,507	2.19%	$16,850	2.70%	$21,601	2.63%

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
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018
Real estate loans:
Residential property	$334	$—
SBA property	1,249	5,481
Commercial and industrial loans:
SBA commercial term	—	300
Total	$1,583	$5,781

Loans held-for-sale were $1.6 million at September 30, 2019, a decrease of $4.2 million, or 72.6%, from $5.8 million at December 31, 2018. The decrease was primarily due to sales of $80.0 million, partially offset by new funding of $75.0 million and a loan transferred from loans held-for-investment of $824 thousand.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2019		December 31, 2018
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$759,881	54.7%	$709,409	53.1%
Residential property	236,382	17.0%	233,816	17.5%
SBA property	126,347	9.1%	120,939	9.0%
Construction	17,175	1.2%	27,323	2.0%
Total real estate loans	1,139,785	82.0%	1,091,487	81.6%
Commercial and industrial loans:
Commercial term	105,433	7.6%	102,133	7.6%
Commercial lines of credit	95,997	6.9%	91,994	6.9%
SBA commercial term	25,326	1.8%	27,147	2.0%
Total commercial and industrial loans	226,756	16.3%	221,274	16.5%
Consumer loans	23,289	1.7%	25,921	1.9%
Loans held-for-investment	1,389,830	100.0%	1,338,682	100.0%
Allowance for loan losses	(13,094)		(13,167)
Net loans held-for-investment	$1,376,736		$1,325,515

Loans held-for-investment, net of deferred loan costs (fees) were $1.39 billion at September 30, 2019, an increase of $51.1 million, or 3.8%, from $1.34 billion at December 31, 2018. The increase was primarily due to new funding of $252.9 million and advances of $80.5 million, partially offset by paydowns and payoffs of $280.8 million.

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
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance for loan losses. Annualized net charge-offs (recoveries) to average loans held-for-investment were 0.04% and (0.02)%, respectively, for the three months ended September 30, 2019 and 2018, and 0.03% and 0.01%, respectively, for the nine months ended September 30, 2019 and 2018.
Allowance for loan losses totaled $13.1 million and $13.2 million, respectively, and represented 0.94% and 0.98%, respectively, to loans held-for-investment at September 30, 2019 and December 31, 2018. The decreases in allowance for loan losses to loans held-for-investment was primarily due to a decrease in historical loss rates and changes in qualitative adjustment factors during the nine months ended September 30, 2019.
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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Allowance for loan losses:
Balance at beginning of period	$13,328	$12,621	$13,167	$12,224
Charge-offs:
Real estate	—	—	19	204
Commercial and industrial	179	18	347	108
Other consumer	47	26	158	167
Total charge-offs	226	44	524	479
Recoveries on loans previously charged off
Real estate	—	16	4	68
Commercial and industrial	38	46	112	280
Other consumer	56	41	128	67
Total recoveries	94	103	244	415
Net charge-offs	132	(59)	280	64
Provision (reversal) for loan losses	(102)	417	207	937
Balance at end of period	13,094	13,097	13,094	13,097
Loans held-for-investment:
Balance at end of period	$1,389,830	$1,309,124	$1,389,830	$1,309,124
Average balance	1,391,042	1,266,809	1,367,109	1,235,898
Ratios:
Annualized net charge-offs to average loans held-for-investment	0.04%	(0.02)%	0.03%	0.01%
Allowance for loan losses to loans held-for-investment	0.94%	1.00%	0.94%	1.00%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Residential property	$—	$302	$(302)	(100.0)%
SBA property	1,441	540	901	166.9%
Total real estate loans	1,441	842	599	71.1%
Commercial and industrial loans:
Commercial lines of credit	327	—	327	—%
SBA commercial term	68	203	(135)	(66.5)%
Total commercial and industrial loans	395	203	192	94.6%
Other consumer loans	7	16	(9)	(56.3)%
Total nonaccrual loans	1,843	1,061	782	73.7%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	1,843	1,061	782	73.7%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$1,843	$1,061	$782	73.7%
Nonperforming loans to loans held-for-investment	0.13%	0.08%
Nonperforming assets to total assets	0.11%	0.06%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $1.4 million, partially offset by paydowns and payoffs of $386 thousand and charge-offs of $247 thousand during the nine months ended September 30, 2019. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believe the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $29 thousand and $62 thousand, respectively, would have been recorded during the three and nine months ended September 30, 2019, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	September 30, 2019			December 31, 2018
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$341	$—	$341	$—	$—	$—
SBA property	300	249	549	315	—	315
Commercial and industrial loans:
Commercial term	40	—	40	68	—	68
SBA commercial term	32	—	32	49	131	180
Total	$713	$249	$962	$432	$131	$563

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits.
Total deposits were $1.43 billion at September 30, 2019, a decrease of $11.5 million, or 0.8%, from $1.44 billion at December 31, 2018. The decrease was primarily due to a decrease in time deposits of $64.0 million, partially offset by increases in savings, NOW and money market accounts of $28.4 million and noninterest-bearing demand accounts of $24.2 million.
The increase in noninterest-bearing demand accounts was primarily due to an increase in retail accounts.
The increase in savings, NOW and money market accounts was primarily due to a utilization of brokered money market accounts of $10.0 million and increases in retail savings and money market accounts of $26.9 million, partially offset by a decrease in NOW accounts of $8.6 million. During the three months ended September 30, 2019, the Company began utilizing brokered money market accounts to diversify its funding source and had a total outstanding balance of $10.0 million at September 30, 2019.
The decrease in time deposits was primarily due to decreases in brokered time deposits of $20.0 million, time deposits from California State Treasurer of $10.0 million, and retail time deposits of $34.0 million. Time deposits from California State Treasurer totaled $90.0 million and $100.0 million, respectively, and brokered deposits totaled $22.5 million and $42.5 million, respectively, at September 30, 2019 and December 31, 2018. The Company reduced time deposits during the three months ended September 30, 2019 for balance sheet and earnings management.
As of September 30, 2019 and December 31, 2018, total deposits were comprised of 24.7% and 22.8%, respectively, of noninterest-bearing demand accounts, 23.9% and 21.7%, respectively, of savings, NOW and money market accounts, and 51.4% and 55.5%, respectively, of time deposits.
As of September 30, 2019 and December 31, 2018, the Company’s directors and shareholders with deposits over $250,000 totaled $2.9 million and $5.4 million, respectively, or 0.4% and 0.7%, respectively, of all of deposit relationships over $250,000.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
September 30, 2019
Time deposits less than $100,000	$35,787	$33,593	$55,280	$10,320	$1,788	$136,768
Time deposits of $100,000 through $250,000	56,701	114,234	126,492	5,854	—	303,281
Time deposits of more than $250,000	136,916	75,156	82,242	2,471	—	296,785
Total	$229,404	$222,983	$264,014	$18,645	$1,788	$736,834
December 31, 2018
Time deposits less than $100,000	$38,772	$28,829	$74,628	$19,771	$2,289	$164,289
Time deposits of $100,000 through $250,000	131,190	45,398	157,047	21,710	—	355,345
Time deposits of more than $250,000	144,225	40,224	84,502	12,288	—	281,239
Total	$314,187	$114,451	$316,177	$53,769	$2,289	$800,873

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $224.6 million at September 30, 2019, an increase of $14.3 million, or 6.8%, from $210.3 million at December 31, 2018. The increase was primarily due to net income of $20.0 million and a positive fair value change in securities available-for-sale of $2.3 million, partially offset by dividends declared on common stock of $2.7 million and repurchase of common stock of $6.1 million.
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
In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions impose meaningfully more stringent regulatory capital requirements. In addition, the Basel III regulations introduced a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019. As of September 30, 2019, the Bank met the fully phased-in Basel III capital requirements.

The tables below summarizes the minimum capital requirements applicable to the Bank pursuant to Basel III regulations as of the dates indicated. The Company and the Bank’s capital conservation buffer was 9.27% and 9.08%, respectively, as of September 30, 2019, and 9.31% and 9.21%, respectively, as of December 31, 2018. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The tables below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of September 30, 2019 and December 31, 2018. The Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2019
Common tier 1 capital (to risk-weighted assets)	16.30%	16.11%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.27%	17.08%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.30%	16.11%	6.0%	8.0%
Tier 1 capital (to average assets)	12.87%	12.72%	4.0%	5.0%
December 31, 2018
Common tier 1 capital (to risk-weighted assets)	16.28%	16.19%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.31%	17.21%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.28%	16.19%	6.0%	8.0%
Tier 1 capital (to average assets)	12.60%	12.53%	4.0%	5.0%

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

Liquidity
Liquidity refers to the measure of ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting operating cash flow and capital and strategic cash flow needs, all at a reasonable cost. The Company continuously monitors liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company’s shareholders.
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
The Company had $20.0 million and $30.0 million of outstanding FHLB advances at September 30, 2019 and December 31, 2018, respectively. Based on the values of loans pledged as collateral, the Company had $411.6 million and $386.0 million of additional borrowing capacity with FHLB as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company also had $35.0 million and $60.0 million, respectively, of available unused unsecured federal funds lines. In May 2019, a line of credit of $25.0 million with an unaffiliated financial institution was terminated. The Company had no outstanding borrowings under the line at the time of termination.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at September 30, 2019 and December 31, 2018 was $43.1 million and $45.2 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $51.4 million and $50.8 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of September 30, 2019 and December 31, 2018, total cash and cash equivalents represented 7.2% and 9.6% of total assets, respectively.
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

($ in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$170,950	$127,443
Standby letters of credit	3,548	2,998
Commercial letters of credit	300	477
Total	$174,798	$130,918

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2019
Time deposits	$716,401	$18,645	$1,788	$—	$736,834
FHLB advances	10,000	10,000	—	—	20,000
Operating leases	2,691	4,583	2,781	1,488	11,543
Total	$729,092	$33,228	$4,569	$1,488	$768,377
December 31, 2018
Time deposits	$744,815	$53,769	$2,289	$—	$800,873
FHLB advances	10,000	10,000	10,000	—	30,000
Operating leases	2,446	4,335	3,413	1,104	11,298
Total	$757,261	$68,104	$15,702	$1,104	$842,171

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
Measurement
Interest rate risk measurement is calculated and reported to the Board ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk. In order to better-position balance sheet to match the current and potential future interest rate environment, the Company had increased the proportion of fixed rate loans throughout the current year.
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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	September 30, 2019		December 31, 2018
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	21.9%	9.7%	21.4%	6.0%
+100	11.3%	5.8%	11.0%	3.7%
-100	(12.7)%	(7.2)%	(13.7)%	(5.9)%
-200	(25.0)%	(10.2)%	(27.7)%	(13.8)%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2019 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies of $9 thousand for certain legal claims at September 30, 2019. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2019. The following table presents share repurchase activities during the three months ended September 30, 2019:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From July 1, 2019 to July 31, 2019	88,476	$16.87	88,476	$4,033
From August 1, 2019 to August 31, 2019	205,194	15.88	205,194	774
From September 1, 2019 to September 30, 2019	22,848	16.55	22,848	396
Total	316,518	$16.21	316,518

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

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	November 6, 2019	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2019	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)