Form 10-K
period 2019-12-31
PCB BANCORP
filed 2020-03-09
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $211.4 million. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
As of February 28, 2020, the registrant had outstanding 15,393,855 shares of common stock.
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PCB Bancorp and Subsidiary
Annual Report on Form 10-K
December 31, 2019

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements which reflect current views of PCB Bancorp, formerly known as Pacific City Financial Corporation, (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” and “annualized” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•	compliance with the regulatory consent order related to Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) matters to which Pacific City Bank (the “Bank”), our wholly owned subsidiary, is subject;

•	the significant portion of our loan portfolio that is comprised of real estate loans;

•	our ability to attract and retain Korean-American customers;

•	our ability to identify and address cyber-security risks, fraud and systems errors;

•	our ability to effectively execute our strategic plan and manage our growth;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

•	costs and obligations associated with operating as a public company;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the effects of severe weather, natural disasters, acts of war or terrorism, health epidemics or pandemics (or expectations about them) and other external events on our business;

•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and

•	changes in federal tax law or policy.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I
Item 1. Business
General
PCB Bancorp, formerly known as Pacific City Financial Corporation, (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) is a California corporation incorporated in 2007 as a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), to serve as the holding company for Pacific City Bank (the “Bank”), which was founded in 2003.
The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and 10 loan production offices (“LPOs”) located in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
Corporate Name Change
On July 1, 2019, the Company changed its corporate name to “PCB Bancorp” from “Pacific City Financial Corporation” in order to align the corporate name with the trading symbol of the its common stock and simplify corporate communications while maintaining its core branding.
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

Legal Lending Limits
With certain exceptions, the Bank is permitted under the applicable laws to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital, allowance for loan losses, and certain capital notes and debentures issued by the Bank. As of December 31, 2019, the Bank’s lending limit was approximately $37.8 million per borrower for unsecured loans. In addition to unsecured loans, the Bank is permitted to make collateral-secured loans in an additional amount of up to 10% (for combined total of 25%) for a total of approximately $63.1 million to one borrower as of December 31, 2019. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $27.7 million, which were performing at December 31, 2019.
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
Loan Underwriting and Approval. Historically, the Company believes that it has made sound, high quality loans while recognizing that lending money involves a degree of business risk. The Company has loan policies designed to assist in managing this business risk. These policies provide a general framework for loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated or eliminated.
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

The Company’s loan policies generally include additional underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate. In addition, the loan policies provide guidelines for: personal guarantees; an environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for loan losses and other matters relating to lending practices.
Loan Category
The Company’s loan portfolio consists primarily of three major categories: real estate loans, commercial and industrial loans and other consumer loans. Within these three broad categories, the loan portfolio is further segmented as follows:

•	Real estate loans consist of:

◦	Commercial property - loans secured by commercial real estate (“CRE”) other than loans guaranteed by the U.S. Small Business Administration (“SBA”);

◦	Residential property - loans secured by single family residential (“SFR”) real estate;

◦	SBA property - SBA guaranteed loans secured by CRE; and

◦	Construction.

•	Commercial and industrial (“C&I”) loans consist of:

◦	Commercial term;

◦	Commercial lines of credit; and

◦	SBA commercial term.

•	Other consumer loans consist of automobile secured loans and personal loans.
The following table presents the composition of the Company’s loans held-for-investment (presented net of deferred fees and costs) as of the dates indicated:

	December 31,
	2019		2018
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$803,014	55.4%	$709,409	53.1%
Residential property	235,046	16.3%	233,816	17.5%
SBA property	129,837	8.9%	120,939	9.0%
Construction	19,164	1.3%	27,323	2.0%
Commercial and industrial loans:
Commercial term	103,380	7.1%	102,133	7.6%
Commercial lines of credit	111,768	7.7%	91,994	6.9%
SBA commercial term	25,332	1.7%	27,147	2.0%
Other consumer loans	23,290	1.6%	25,921	1.9%
Loans held-for-investment	$1,450,831	100.0%	$1,338,682	100.0%

The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
	2019		2018
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Residential property	$760	38.5%	$—	—%
SBA property	150	7.6%	5,481	94.8%
Commercial and industrial loans:
SBA commercial term	1,065	53.9%	300	5.2%
Loans held-for-sale	$1,975	100.0%	$5,781	100.0%

Real Estate Loans. Real estate loans consist of commercial property loans, which are secured by CRE (e.g., retail shopping centers, industrial/manufacturing properties, multifamily apartment properties, office buildings etc.), SFR real estate, SBA property loans, and construction loans. A majority of real estate lending activities originate from businesses and individuals within the Company’s primary lending areas.
For commercial property loans, the maturities are generally up to seven years with payments determined on the basis of principal amortization schedules of up to 25 years with a balloon payment due at maturity. SBA property loans and residential property loans are typically fully amortized with terms up to 25 years and 30 years respectively. Terms for construction loans vary depending on the complexity and size of the project. On average, construction loans have a term of 18 months.
Satisfactory repayments of loans secured by CRE are often dependent on the successful operation of the underlying businesses (in the case of owner occupied) or management of the properties (in the case of non-owner occupied). Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting loans secured by CRE, the Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis may also include credit verification, reviews of appraisals, environmental hazard reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition and industry trends. Also, tertiary sources of repayment in the form of personal guarantees from responsible parties are generally required on loans secured by CRE. The Company believes that its management team has extensive knowledge of the market areas where the Company operates and takes a conservative approach to CRE lending. The Company focuses on what it believes to be high quality credits with low loan-to-value (“LTV”) ratio income-producing properties with strong cash flow characteristics and strong collateral profiles. The Company requires its loan secured by CRE to be secured by what it believes to be well-managed properties with adequate margins.
Residential property loans are typically collateralized by primary residential properties located in the Company’s market areas to enable borrowers to purchase or refinance existing homes. The Company offers adjustable-rate mortgage (“ARM”) loans with the interest rate fixed for the first five or seven years followed by rate adjustments each year with terms up to 30 years. The relative amount of ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on interest rate risk. Loans collateralized by residential property generally are originated in amounts of no more than 70% of appraised value.
In connection with such loans, the Company retains a valid lien on the real estate, obtains a title insurance policy that insures that the property is free from encumbrances, and requires hazard insurance. Loan fees on these products, interest rates and other provisions of residential property loans are determined by the Company on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on ARM loans generally are adjusted annually based on the one-year London Interbank Offered Rate (“LIBOR”) or one-year Constant Maturity Treasury (“CMT”). The spreads are fixed and thus the interest rate on these loans change in parallel with any changes in the applicable selected rates. While residential property loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all residential property loans contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. As of December 31, 2019 and 2018, approximately 56.6% and 65.6%, respectively, of total loans were adjustable rate loans.
Construction loans are comprised of residential construction and commercial construction. Interest reserves are generally established on construction loans. These loans are typically prime rate-based and have maturities of less than 18 months. The policy maximum LTV for construction loans is 70% and for land development loans is 50%.
Commercial and Industrial Loans. The C&I loan category includes commercial term loans, commercial lines of credit, and SBA commercial term loans. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs. SBA commercial term loans are provided to small businesses under the U.S. SBA guarantee program to finance permanent working capital needs and/or equipment purchases.
Commercial term loans (usually five to seven years) normally provide for monthly payments of both principal and interest. Commercial lines of credit (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. SBA commercial term loans usually have a longer maturity (seven to ten years). These C&I loans are reviewed on a periodic basis with the review frequencies commensurate with the size and complexity of the loans. Most C&I loans are collateralized by perfected security interests on business assets.

In general, C&I loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in C&I loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing C&I loans generally includes moveable properties such as equipment and inventory, which may decline in value more rapidly than anticipated exposing us to increased credit risks. As a result of these additional complexities, variables and risks, C&I loans require extensive underwriting and servicing.
Other Consumer Loans. Other consumer loans portfolio consists of automobile loans, unsecured lines of credit and term loans to high net worth individuals. Other consumer loans are underwritten primarily based on the individual borrower’s income, current debt level, and past credit history. Auto loans have relatively lower LTV ratios on average, and carry higher interest rates to offset for the inherently higher default risks associated with other consumer loans.
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
SBA 504 loans are typically extended for the purpose of purchasing owner-occupied CRE or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured to give the Bank a 50% first deed of trust (“T/D”), the CDC a 40% second T/D, and the remaining 10% is funded by the borrower. Interest rates for the first T/D loans are subject to normal bank commercial rates and terms and the second T/D CDC loans are fixed for the life of the loans based on certain indices.
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
For additional information on loans, see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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
Limits for investment transactions are based on total transaction amount and require approval if they exceed designated thresholds. Investment transactions up to $10 million require the approval of two chief officers. Investment transactions between $10 million and $20 million require Management ALCO approval and investment transactions that exceed $20 million require Board ALCO approval.
For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Deposits Activities
The Company offers customers traditional retail deposit products through its branch network and the ability to access their accounts through online and mobile banking platforms. The Company offers a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. Core deposits, defined as all deposits except for time deposits exceeding $250,000 and internet or brokered deposits, are the primary and most valuable low-cost funding source for the lending business, and represented 74.2% of total deposits as of December 31, 2019.
The Company strives to retain an attractive deposit mix from both large and small customers as well as a broad market reach. As of December 31, 2019, the Company’s top 10 customers accounted for 7.8% of total deposits. The Company believes the competitive pricing and products, convenient branch locations, and quality personal customer service enable the Company to attract and retain deposits. The Company employs conventional marketing initiatives and advertising and in addition leverages its community and board relationships to generate new accounts. The Company offers deposit products to its loan customers by encouraging, depending on the circumstances and the type of relationship, them to maintain deposit accounts as a condition of granting loans. To enhance the relationships with customers and to identify and meet their particular needs, each customer is assigned a relationship officer, including SBA loan borrowers.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, rates offered by other Korean-American focused banks, general market interest rates, liquidity requirements, and the Company’s deposit growth goals. Wholesale deposits are also utilized to supplement core retail deposits for funding purposes, including brokered accounts and State California Treasurer’s time deposits. As of December 31, 2019, wholesale deposits totaled $182.4 million, or 12.3% of total deposits.
As of December 31, 2019, total deposits totaled $1.48 billion, and the average cost of deposits was 1.62% for the year ended December 31, 2019. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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
FHLB functions as a reserve credit capacity for qualifying financial institutions. As a member, the Company is required to own capital stock in FHLB and may apply for advances from FHLB by utilizing qualifying loans and securities as collateral. FHLB offers a full range of borrowing programs with terms ranging from one day to 30 years, at competitive rates. A prepayment penalty is usually imposed for early repayment of these advances. As of December 31, 2019, the Company had outstanding FHLB advances of $20.0 million and maintained additional borrowing capacity of $404.8 million. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Market Area and Competition
The Company is headquartered in Los Angeles, California and operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and 10 LPOs in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York.
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
Employees
At December 31, 2019, the Company had a total of 252 full-time employees and 4 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

Supervision and Regulation
General
Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Business Oversight (“CDBO”), the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), and the Bureau of Consumer Financial Protection (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) laws enforced by the U.S. Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiary, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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

•	imposing more stringent capital requirements on bank holding companies and subjecting certain activities, including inter-state mergers and acquisitions, to heightened capital conditions;

•	with respect to mortgage lending:

◦	significantly expanding requirements applicable to loans secured by SFR real property;

◦	imposing strict rules on mortgage servicing, and

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
On August 24, 2018, President Trump signed the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act’s highlights include improving consumer access to mortgage credit that, among other things, (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures (the provision would not apply to non-banks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure (“TRID”) applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use, and (vi) provide that federal banking regulators may not impose higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction (“ADC”), and clarifies ADC status.
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
On June 17, 2019, the federal bank regulatory agencies jointly issued a final rule to streamline regulatory reporting requirements and committed to further review of reporting burdens for smaller institutions. The rule permits insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the call report, the FFIEC 051 Call Report. This streamlined reporting reduces the data items required to be reported in the first and third quarters by approximately 37% and became effective July 22, 2019. This rule has decreased the reporting obligations for the Bank in its first and third quarter call reports.
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
The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and was phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). As stated above, with the changes to the definition of Small Bank Holding Companies, the Company is not currently subject to separate capital measurements.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.
As of December 31, 2019, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. With respect to the Bank, the Basel III Capital Rules also revise the prompt corrective action (“PCA”), regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

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
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2019, the Bank met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.
On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations consistent with Section 201 of the Economic Growth Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The final rule became effective on January 1, 2020.
In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the PCA regulations. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements). The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule proscribes what is included in tangible equity capital and average total consolidated assets. The CBLR framework will be available for banks to use in their March 31, 2020, call report. A CBLR bank that ceases to meet any of the qualifying criteria in a future period but maintains a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or to otherwise comply with the generally applicable capital requirements. Further, a CBLR may opt out of the framework at any time, without restriction, by reverting to the generally applicable capital requirements. Presently, the Bank does not intend to opt into the CBLR framework.

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
The Company is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, the Company is subject to examination by, and may be required to file reports with, the CDBO.
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
Under the California Financial Code, any proposed acquisition of “control” of the Bank by any person (including a company) must be approved by the Commissioner of the CDBO. The California Financial Code defines “control” as the power, directly or indirectly, to direct the Bank’s management or policies or to vote 25% or more of any class of the Bank’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of the Bank’s outstanding voting securities.
Capital Requirements
Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III, and now CBLR framework. However, the Economic Growth Act mandated a change to Federal Reserve’s definition of a Small Bank Holding Company, and until such time as the Company has at least $3 billion in assets, it will not be subject to separate minimum capital measurements. For a discussion of capital requirements, see “Supervision and Regulation - Regulatory Capital Requirements” above.
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
The Bank
General
The Bank is a California-chartered bank, but is not a member of the Federal Reserve (a “non-member bank”). The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations. As a California-chartered non-member bank, the Bank is subject to examination, supervision, and regulation by the CDBO, the chartering authority for California banks, and by the FDIC.
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
Brokered Deposit Restrictions
Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2019, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
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
The Dodd-Frank Act requires the FDIC to ensure that the DIF reserve ratio, which is the amount in the DIF as a percentage of all DIF-insured deposits, reaches 1.35% by September 3, 2020. The Dodd-Frank Act also altered the minimum designated reserve ratio for the DIF, increasing the minimum from 1.15% to 1.35%, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2019, the Bank paid $778 thousand in aggregate FDIC deposit insurance premiums. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Supervisory Assessments
California-chartered banks are required to pay supervisory assessments to the CDBO to fund its operations. The amount of the assessment paid by a California bank to the CDBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the CDBO. During the year ended December 31, 2019, the Bank paid supervisory assessments to the CDBO totaling $136 thousand.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Supervision and Regulation - Regulatory Capital Requirements” above.
Dividend Payments
The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the CDBO or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the CDBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the CDBO and the Bank’s shareholders (i.e., the Company) in connection with a reduction of its contributed capital.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain over 2.5% in CET1 attributable to the capital conservation buffer, which was phased in over a three-year period that ended on January 1, 2019. See “Supervision and Regulation - Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2019.
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
Branching Authority
California banks, such as the Bank, may, under California law, establish a banking office so long as the bank’s board of directors approves the banking office and the CDBO is notified of the establishment of the banking office. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by such state. Finally, the Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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
On December 12, 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. The proposal will clarify what qualifies for credit under the CRA, enabling banks and their partners to better implement reinvestment and other activities that can benefit communities. The agencies will also create an additional definition of “assessment areas” tied to where deposits are located, in part to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to provide loans and other services to low- and moderate-income persons in those areas.
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
The Bank stipulated to the issuance of a consent order in April 2019, which replaced an informal agreement in January 2018 with the FDIC and CDBO that requires the Bank to take certain steps and improve processes and training relating to BSA and AML laws and regulations, and to improve its monitoring of high rate deposits. While we do not expect this enforcement action to change our business strategy, our failure to comply with the consent order could have a negative impact on our business, including our ability to establish new branches or LPOs.
Concentrations in Commercial Real Estate
Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from CRE is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations.

As of December 31, 2019, using regulatory definitions in the CRE Concentration Guidance, the Bank’s CRE loans represented 243.6% of total risk-based capital, as compared to 253.6%, 355.1% and 352.1% as of December 31, 2018, 2017 and 2016, respectively. The Bank is actively working to manage its CRE concentration and the management has discussed the CRE Concentration Guidance with the FDIC and believes that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.
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
Mortgage and Mortgage-Related Products, Generally
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by SFR real property and augmented federal law combating predatory lending practices.
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
Enforcement Powers of Federal and State Banking Agencies
The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject the Bank and its officers and directors to administrative sanctions and potentially substantial civil money penalties. The CDBO also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. As a result, the trading price of our common stock could decline and you could experience a partial or complete loss of your investment. Further, to the extent that any of the information in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Forward-Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.
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
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we earn on our assets, such as loans, typically rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. However, when deposit competition is strong, the rate of increase in our deposit costs may exceed the rate of increase in the yields on our loans, placing pressure on our net interest margins. When interest rates decrease, the rate of interest we earn on our assets, such as loans, typically declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. For the year ended December 31, 2019, total loans were 82.4% of our average interest-earning assets. Our net interest income exhibited a positive 10.4% sensitivity to rising interest rates in a 100 basis point parallel shock at December 31, 2019.
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
The BSA, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other AML requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liabilities, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
Failures to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could reduce the Company’s ability to receive any necessary regulatory approvals for acquisitions or new branch openings. This could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The Bank stipulated to the issuance of a consent order in April 2019, which replaced an informal agreement in January 2018 with the FDIC and CDBO that requires the Bank to take certain steps and improve processes and training relating to BSA and AML laws and regulations, and to improve its monitoring of high rate deposits. While we do not expect this enforcement action to change our business strategy, our failure to comply with the consent order could have a negative impact on our business, including our ability to establish new branches or LPOs.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2019, the fair value of our securities portfolio was approximately $118.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause OTTI in future periods and result in realized losses.
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
A significant portion of our business is based on successfully attracting and retaining Asian-American immigrants generally, and first and second generation Korean-American immigrants specifically, as clients for our commercial loans, residential property loans, other consumer loans and deposits. We may be limited in our ability to attract Asian-American clients to the extent the U.S. adopts restrictive domestic immigration laws. Changes to the U.S. immigration policies as proposed by the Trump Administration that restrain the flow of immigrants may inhibit our ability to meet our goals and budgets for commercial loans, residential property loans, other consumer loans and deposits, which may adversely affect our net interest income and net income.
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

In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia can impact the economy and financial markets here in the U.S. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and CRE price declines, lower home sales and commercial activity and fluctuations in the commercial Federal Housing Administration (“FHA”) financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
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
At December 31, 2019, approximately 81.8% of our loans held-for-investment portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

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
We expect that gains on the sale of U.S. government guaranteed loans, primarily 7(a) loans, will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2019 was $5.9 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates and current market conditions. Significant errors in assumptions used to compute gains on sale of these loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.
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
At December 31, 2019 we had $1.19 billion of commercial loans, consisting of $803.0 million of commercial property loans, $240.5 million of C&I loans for which real estate is not the primary source of collateral, $129.8 million of SBA property loans, and $19.2 million of construction loans. Commercial loans represented 82.2% of our total loan portfolio at December 31, 2019. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy.
Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential property loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
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
As a part of their regulatory oversight, in 2006 federal bank regulators issued guidance titled, “Concentrations in Commercial Real Estate Lending, Sound Risk Management,” which we refer to as the CRE Concentration Guidance. Additional guidance which focused on CRE lending, including an Interagency Statement titled, “Statement on Prudent Risk Management for Commercial Real Estate Lending,” has been issued from time to time since 2006 and CRE lending continues to be a significant focus of federal and state bank regulators. These various guidelines and pronouncements were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk.
The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied CRE are not included for purposes of CRE Concentration calculation. As of December 31, 2019, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 243.6% of our total risk-based capital, as compared to 253.6%, 355.1% and 352.1% as of December 31, 2018, 2017 and 2016, respectively. The FDIC may become concerned about our CRE loan concentrations, and they may inhibit our organic growth by restricting our ability to execute on our strategic plan.
Our residential property loan product consists primarily of non-qualified residential mortgage loans which may be considered less liquid and riskier than qualified residential mortgage loans.
As of December 31, 2019, our residential property loan portfolio amounted to $235.0 million or 16.3% of our total loans held-for-investment portfolio. As of such date, all of our residential property loans consisted of non-qualified residential mortgage loans. Non-qualified loans are residential loans that do not comply with certain standards set by the Dodd-Frank Act and its related regulations. These non-qualified residential mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two residential mortgage products: a lower loan-to-value, alternative document non-qualified residential mortgage loan, and a qualified residential mortgage loan. We originated non-qualified residential mortgage loans of $56.4 million and $111.6 million, respectively, for the years ended December 31, 2019 and 2018. We originated qualified residential mortgage loans of $10.6 million and $5.4 million, respectively, for the years ended December 31, 2019 and 2018. As of December 31, 2019, our non-qualified residential mortgage loans had a weighted average LTV of 60.8% and a weighted average Fair Isaac Corporation (“FICO”) score of 754.
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
We originated $95.1 million and $117.1 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2019 and 2018. During the same time periods, we sold $99.6 million and $91.7 million, respectively, of the guaranteed portion of our SBA loans. As of December 31, 2019, we held $156.4 million of SBA loans on our balance sheet, $147.1 million of which consisted of the non-guaranteed portion of SBA loans and $9.2 million or 5.9% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans.
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
Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations. The gain on sale of SBA loans was $5.9 million and $5.3 million, respectively, or 49.8% and 50.5%, respectively, of the total non-interest income, for the years ended December 31, 2019 and 2018.
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

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Impact Our Business.
Our primary market is located in an earthquake-prone zone in California, which is also subject to other weather or disasters, such as severe rainstorms, wildfire or flood, as well as health epidemics or pandemics (or expectations about them). These events could interrupt our business operations unexpectedly. Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties located in coastal areas at risk to rise in sea level. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us.
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
Real estate construction loans, including land development loans, comprised approximately 1.3% of our total loans held-for-investment portfolio as of December 31, 2019, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.
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
As of December 31, 2019, our nonaccrual loans totaled $2.5 million, or 0.17% of our loans held-for-investment portfolio, and our nonperforming loans (“NPLs”), which include nonaccrual loans and loans past due 90 days or more and still accruing, totaled $2.8 million, or 0.19% of our loans held-for-investment portfolio. Our NPAs, which include NPLs and other real estate owned (“OREO”), totaled $2.8 million, or 0.16% of total assets. A loan is placed on nonaccrual status if: (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) payment in full of principal or interest is not expected, or (iii) principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. In addition, we had $1.8 million in accruing loans that were 30-89 days past due as of December 31, 2019.

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
As of December 31, 2019, we had no OREO on our books, but in the ordinary course of our business expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
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
Banking and other financial services companies, such as our Company, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently pursue litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party.
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
Our ten largest depositor relationships accounted for approximately 7.8% of our deposits at December 31, 2019. Our largest depositor relationship accounted for approximately 1.7% of our deposits at December 31, 2019. The Bank maintained brokered deposits of $92.4 million and $42.5 million, respectively, and deposits from California State Treasurer of $90.0 million and $100.0 million, respectively, at December 31, 2019 and 2018. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits. Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate.
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
Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. Allowance for loan losses, expressed as a percentage of loans held-for-investment, was 0.99%, 0.98% and 1.03%, respectively, at December 31, 2019, 2018 and 2017. Allowance for loan losses is funded from a provision for loan losses, which is a charge to our income statement. Our provision for loan losses, was $4.2 million, $1.2 million and $1.8 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
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
In the aftermath of the 2007-2008 financial crisis, the FASB, decided to review how banks estimate losses in allowance for loan losses calculation, and it issued the final Current Expected Credit Loss (“CECL”), standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model. Financial institutions will be required to use historical information and current conditions to estimate the expected loss over the life of the loan. The Company has formed a committee, developed an implementation plan, and engaged a software vendor to assist the Company to build a model. The Company is in the process of completing a readiness assessment and is engaged in the implementation phase of the project. The Company is working on: (i) developing a new expected loss model with supportable assumptions; (ii) identifying data, reporting, and disclosure gaps; (iii) assessing updates to accounting and credit risk policies; and (iv) documenting new processes and controls.
The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. The Bank may be required to increase its allowance for loan losses as a result of the implementation of CECL.
The Federal Reserve, FDIC, and OCC issued a final rule regarding the implementation of CECL methodology for allowances for loan losses and related adjustments to capital that became effective in April 2019. The principal effect of the rule is that it allows banks, like the Bank, to elect to phase in over 3 years the adverse effects on regulatory capital that may result from the adoption of CECL.
On November 15, 2019, the FASB issued Accounting Standard Update (ASU) 2019-10 delaying the effective date for the CECL standard for smaller public business entities and nonpublic business entities. The FASB pushed back the effective date of CECL from January 2021 to January 2023 for smaller reporting companies as defined by the SEC and from January 2022 to January 2023 for nonpublic companies. The designation as a smaller reporting company shall be based on the entity’s most recent determination as of November 15, 2019. The SEC defines a smaller reporting company as one with public float of less than $250 million or annual revenue of less than $100 million and either no public float or a public float of less than $700 million. The effect of this ASU, is that the Bank will not need to implement CECL until January 2023.
Risks Related to Our Growth Strategy
We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth because of constrained capital resources or other reasons.
We have grown our consolidated assets from $1.04 billion as of December 31, 2015 to $1.75 billion as of December 31, 2019, and our deposits from $939.4 million as of December 31, 2015 to $1.48 billion as of December 31, 2019. We intend to continue to grow our business through organic loan and deposit growth, and we anticipate that much of our future growth will be dependent on our ability to successfully implement our organic growth strategy, which may include establishing additional branches or LPOs in new or existing markets. A risk exists, however, that we will not be able to gain regulatory approval or identify suitable locations and management teams to execute this strategy. Further, our ability to grow organically loan and deposits is dependent on the financial health of our target demographic of Korean-Americans, which is in turn based on the financial health not only of their relevant geographic locations in the U.S. but also more broadly on the economic health of Korea. A decline in economic and business conditions in our market areas or in Korea could have a material impact on our loan portfolio or the demand for our products or services, which in turn may have a material adverse effect on our financial condition and results of operations.

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
We maintain 10 LPOs that primarily originate SBA loans. During 2019, these LPOs accounted for approximately 17.1% of new loans originated by the Bank. Sustaining the expansion of loan production through use of these out of state LPOs depends on a number of factors, including the continued strength of the markets in which our offices are located and identifying, hiring and retaining critical personnel. The strength of these markets could be weakened by anticipated increases in interest rates and any economic downturn. Moreover, competition for successful business developers and relationship managers in the SBA loan industry is fierce, and we may not be able to attract and retain the personnel we need to profitably operate our LPOs. Unsuccessful operation of our out of state LPOs could negatively impact our financial condition and results of operation.

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
In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III capital rules became effective as applied to us and the Bank on January 1, 2015 with the finalized phase-in for many of the changes taking effect from January 2022 over a five-year phase-in period.
On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the CBLR framework, for qualifying community banking organizations consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The final rule became effective on January 1, 2020.
In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the PCA regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report.
A CBLR bank that ceases to meet any of the qualifying criteria in a future period but maintains a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or to otherwise comply with the generally applicable capital requirements. Further, a CBLR may opt out of the framework at any time, without restriction, by reverting to the generally applicable capital requirements. Presently, the Bank does not intend to opt into the CBLR framework.
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

Company Relies on Dividends from the Bank to Pay Cash Dividends to Shareholders
Company is a separate legal entity from its subsidiary, the Bank. Company receives substantially all of its revenue from the Bank in the form of dividends, which is Company's principal source of funds to pay cash dividends to Company's common shareholders and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Company. In the event that the Bank is unable to pay dividends to Company, Company may not be able to pay dividends to its shareholders and pay interest on the subordinated debentures. As a result, it could have an adverse effect on Company's stock price and investment value.
Under federal law, capital distributions from the Bank would become prohibited, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable FRB or FDIC regulations. In addition, as a California bank, the Bank is subject to state law restrictions on the payment of dividends.
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
A major disaster in our service area could result in a material loss to us. California, in particular, is prone to earthquakes, fires, drought, flooding, mud slides and other natural disasters, and the primary electric and gas utilities recently began voluntarily shutting off service for periods of time in anticipation of major weather events that might lead to their equipment starting fires. Many of our borrowers could suffer uninsured property damage, experience interruption of their businesses or lose their jobs after a major disaster or intentional utility service interruption. Those borrowers might not be able to repay their loans, and the collateral for loans could decline significantly in value.

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
Because our business focuses on Korean-American individuals and businesses as customers, we are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in South Korea and other regions. The U.S. and global economic policies, military tensions and unfavorable global economic conditions may adversely impact the Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region, such as recent health pandemics in China, South Korea as well as other regions. A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions in Asia, and in South Korea in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.
Legislative and Regulatory Risks
We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the CDBO and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability.

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
The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.
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
The Federal Reserve, the FDIC and the CDBO periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.
The Bank stipulated to the issuance of a consent order in April 2019, which replaced an informal agreement in January 2018 with the FDIC and CDBO that requires the Bank to take certain steps and improve processes and training relating to BSA and AML laws and regulations, and to improve its monitoring of high rate deposits. While we do not expect this enforcement action to change our business strategy, our failure to comply with the consent order could have a negative impact on our business, including our ability to establish new branches or LPOs.
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
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets by approximately $1.6 million as a result of the reduction in the federal corporate tax rate for the year ended December 31, 2017. The impact of the Tax Cuts and Jobs Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2019, the Company’s headquarters office is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010. This office is located in the Wilshire Center/Koreatown District of Los Angeles and houses the Company’s management unit, including compliance and Bank Security Act groups, information technology, SBA lending management, branch management, CRE and C&I lending groups, trade finance, credit administration and administrative groups. The lease expires in September 2023. The Bank leases all of its LPO and retail branch locations.
The Bank maintains thirteen branch locations, with eight in Los Angeles County (Koreatown/Mid-Wilshire, Koreatown/W. Olympic, Rowland Heights, Downtown Fashion District, Cerritos, Torrance, Little Tokyo and Western Avenue), three in Orange County (Fullerton, Buena Park and Irvine), and two on the East Coast (Bayside, New York and Englewood Cliffs, New Jersey). The Bank also maintains 10 LPOs located in Irvine, Artesia and Los Angeles, California; Bellevue, Washington; Dallas, Texas; Aurora, Colorado; Atlanta, Georgia; Annandale, Virginia; Chicago, Illinois and New York, New York.
Item 3. Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies of $8 thousand for certain legal claims at December 31, 2019. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: PCB) is listed on the NASDAQ Global Select Market. The approximate number of holders of record of the Company’s common stock as of December 31, 2019 was 292. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Any future determination to pay dividends to the shareholders will depend on the Company’s results of operations, financial condition, capital requirements, banking regulations, payment of dividends on preferred stock, contractual restrictions and any other factors that the Board of Directors may deem relevant. The Company’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors in determining the payment of dividends. For additional information, see “Forward-Looking Statements” immediately preceding Part I, and Notes 11 and 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Dividend Restrictions
As a bank holding company, the Company’s ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, the Company is dependent upon the payment of dividends by the Bank as the principal source of funds for the Company to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to its holding company, PCB Bancorp. For additional information, see “Supervision and Regulation - The Bank - Dividend Payments” included in Item 1 of this Annual Report on Form 10-K.
Issuer Purchase of Equity Securities
The following table presents share repurchase activities during the three months ended December 31, 2019:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From October 1, 2019 to October 31, 2019	22,646	$16.59	22,646	$—
From November 1, 2019 to November 30, 2019	—	—	—	—
From December 1, 2019 to December 31, 2019	—	—	—	—
Total	22,646	$16.59	22,646

On March 28, 2019, the Company’s Board of Directors approved the repurchase of up to $6.5 million of the Company’s common stock through March 27, 2020. The Company completed the repurchase program in October 2019, and repurchased and retired a total of 396,715 shares of common stock.
On January 23, 2020, the Company announced that on November 22, 2019, its Board of Directors approved a $6.5 million stock repurchase program to commence upon the opening of the Company’s trading window for the first quarter of 2020 and continue through November 20, 2021.

Item 6. Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2019	2018	2017	2016	2015
Selected balance sheet data:
Cash and cash equivalents	$146,228	$162,273	$73,658	$69,951	$76,950
Securities available-for-sale	97,566	146,991	129,689	82,838	84,847
Securities held-to-maturity	20,154	21,760	21,070	17,584	17,338
Loans held-for-sale	1,975	5,781	5,297	2,150	1,941
Loans held-for-investment	1,450,831	1,338,682	1,189,999	1,031,112	844,369
Allowance for loan losses	(14,380)	(13,167)	(12,224)	(11,320)	(9,345)
Total assets	1,746,328	1,697,028	1,441,999	1,226,642	1,042,517
Total deposits	1,479,307	1,443,753	1,251,290	1,091,812	939,439
Shareholders’ equity	226,834	210,296	142,184	127,007	98,040
Selected income statement data:
Interest income	$92,945	$83,699	$65,267	$52,595	$43,271
Interest expense	23,911	17,951	10,097	7,014	6,231
Net interest income	69,034	65,748	55,170	45,581	37,040
Provision for loan losses	4,237	1,231	1,827	2,283	412
Noninterest income	11,869	10,454	13,894	13,619	12,779
Noninterest expense	42,315	40,226	35,895	32,514	28,320
Income before income taxes	34,351	34,745	31,342	24,403	21,087
Income tax expense	10,243	10,444	14,939	10,401	8,901
Net income	24,108	24,301	16,403	14,002	12,186
Per share data:
Earnings per common share, basic	$1.52	$1.69	$1.22	$1.12	$1.03
Earnings per common share, diluted	1.49	1.65	1.21	1.11	1.02
Book value per common share (1)	14.44	13.16	10.60	9.48	8.26
Cash dividends declared per common share	0.25	0.12	0.12	0.11	0.08
Outstanding share data:
Number of common shares outstanding	15,707,016	15,977,754	13,417,899	13,391,222	11,865,145
Weighted-average common shares outstanding, basic	15,873,383	14,397,075	13,408,030	12,532,807	11,840,528
Weighted-average common shares outstanding, diluted	16,172,282	14,691,370	13,540,293	12,607,990	11,929,503
Selected performance ratios:
Return on average assets	1.40%	1.53%	1.22%	1.25%	1.25%
Return on average shareholders’ equity	10.88%	14.26%	12.00%	12.47%	13.10%
Dividend payout ratio (2)	16.45%	7.10%	9.84%	9.82%	7.77%
Efficiency ratio (3)	52.30%	52.79%	51.97%	54.92%	56.85%
Yield on average interest-earning assets	5.53%	5.38%	4.99%	4.82%	4.54%
Cost of average interest-bearing liabilities	2.09%	1.65%	1.14%	0.96%	0.95%
Net interest spread	3.44%	3.73%	3.85%	3.86%	3.59%
Net interest margin (4)	4.11%	4.23%	4.22%	4.18%	3.89%
Total loans to total deposits ratio (5)	98.21%	93.12%	95.53%	94.64%	90.09%

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2019	2018	2017	2016	2015
Asset quality:
Loans 30 to 89 days past due and still accruing	$1,818	$377	$1,341	$2,094	$456
Loans past due 90 days or more and still accruing	287	—	—	—	—
Nonaccrual loans	2,537	1,061	3,234	1,848	2,372
Nonperforming loans	2,824	1,061	3,234	1,848	2,372
Nonperforming assets (6)	2,824	1,061	3,333	2,354	2,372
Net charge-offs	3,024	288	923	308	500
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.13%	0.03%	0.11%	0.20%	0.05%
Nonaccrual loans to loans held-for-investment	0.17%	0.08%	0.27%	0.18%	0.28%
Nonaccrual loans to allowance for loan losses	17.64%	8.06%	26.46%	16.33%	25.38%
Nonperforming loans to loans held-for-investment	0.19%	0.08%	0.27%	0.18%	0.28%
Nonperforming loans to allowance for loan losses	19.64%	8.06%	26.46%	16.33%	25.38%
Nonperforming assets to total assets	0.16%	0.06%	0.23%	0.19%	0.23%
Allowance for loan losses to loans held-for-investment	0.99%	0.98%	1.03%	1.10%	1.11%
Allowance for loan losses to nonaccrual loans	566.81%	1,241.00%	377.98%	612.55%	393.97%
Allowance for loan losses to nonperforming loans	509.21%	1,241.00%	377.98%	612.55%	393.97%
Net charge-offs to average loans held-for-investment	0.22%	0.02%	0.08%	0.03%	0.06%
Capital ratios:
Shareholders’ equity to total assets	12.99%	12.39%	9.86%	10.35%	9.40%
Average equity to average assets	12.88%	10.72%	10.20%	10.01%	9.52%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	15.87%	16.28%	12.15%	12.47%	12.26%
Total capital (to risk-weighted assets)	16.90%	17.31%	13.20%	13.59%	13.44%
Tier 1 capital (to risk-weighted assets)	15.87%	16.28%	12.15%	12.47%	12.26%
Tier 1 capital (to average assets)	13.23%	12.60%	10.01%	10.48%	9.40%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	15.68%	16.19%	12.06%	12.35%	12.07%
Total capital (to risk-weighted assets)	16.71%	17.21%	13.12%	13.48%	13.25%
Tier 1 capital (to risk-weighted assets)	15.68%	16.19%	12.06%	12.35%	12.07%
Tier 1 capital (to average assets)	13.06%	12.53%	9.94%	10.38%	9.25%

(1)	Shareholders’ equity divided by common shares outstanding.

(2)	Dividends declared per common share divided by basic earnings per common share.

(3)	Noninterest expenses divided by the sum of net interest income and noninterest income.

(4)	Net interest income divided by average total interest-earning assets.

(5)	Total loans include both loans held-for-sale and loans held-for-investment, net of unearned loan costs (fees).

(6)	Nonperforming assets include nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing) and other real estate owned.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with the Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and “Forward Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.
Critical Accounting Policies
The Company follows accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses on the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions
The following is a summary of the more subjective and complex accounting estimates and principles affecting the financial condition and results reported in financial statements. In each area, the Company has identified the variables that management believes to be the most important in the estimation process. The Company uses the best information available to make the estimations necessary to value the related assets and liabilities in each of these areas.
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
The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if OTTI exists. In evaluating the possible impairment of securities, consideration is given to the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
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
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense. A valuation allowance is established to reduce the deferred tax asset to the level at which it is more likely than not that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and carry-forwards depends on having sufficient taxable income of an appropriate character and in the appropriate periods.

Executive Summary
The Company delivered consistent financial performance for the year ended December 31, 2019, despite the decreasing interest rate environment, strong competition in its target markets and regulatory challenges.
Net income was $24.1 million for the year ended December 31, 2019, a decrease of $193 thousand, or 0.8%, from $24.3 million for the year ended December 31, 2018. The decrease was primarily due to increases in provision for loan losses and noninterest expense, partially offset by increases in net interest income and noninterest income. Provision for loan losses increased primarily due to increased charge-offs and noninterest expense increased primarily due to expansion of the Company's infrastructure for being a public company and enhancement of the controls and processes on BSA and AML (“BSA/AML”) compliance during the year ended December 31, 2019. Net interest income increased primarily due to the loan growth and higher average market rates and noninterest income increased primarily due to higher sales of loans and securities available-for-sale during the year ended December 31, 2019. For the year ended December 31, 2018, net income was $24.3 million, an increase of $7.9 million, or 48.1%, from $16.4 million for the year ended December 31, 2017. The increase was primarily due to an increase in net interest income, and decreases in provision for loan losses and income tax expense, partially offset by an increase in noninterest expense and a decrease in noninterest income. Net interest income increased primarily due to the loan growth and rising interest rates and provision for loan losses decreased primarily due to a decrease in historical loss rates, which partially offset by loan growth, during the year ended December 31, 2018. Income tax expense decreased primarily due to the Tax Cuts and Jobs Act. Noninterest expense increased primarily due to the Company's continued growth and additional expenses related to IPO and noninterest income decreased primarily due to decreases in sales volume and premiums on SBA loans during the year ended December 31, 2018.
Total assets were $1.75 billion at December 31, 2019, an increase of $49.3 million, or 2.9%, from $1.70 billion at December 31, 2018. The increase was primarily due to an increase in loans held-for-investment and a recognition of operating lease assets, partially offset by decreases in cash and cash equivalents and investment securities. During the year ended December 31, 2019, the Company focused on expanding its relationship with middle-market companies and increased its commercial lines of credit by $19.8 million, or 21.5%. The Company also expanded its SBA originations by hiring additional business development officers and increased its SBA loans by $7.1 million, or 4.8%, despite the increase in sales of SBA loans of $7.9 million, or 8.6%, for the year ended December 31, 2019.
The Company is committed to making corporate decisions that directly benefit its shareholders, and during the year ended December 31, 2019, increased its dividend per common share by $0.13, or 108.3%, to $0.25 from $0.12 for the year ended December 31, 2018. The Company also completed the publicly announced $6.5 million share repurchase program from its commencement in March 2019 to October 2019. Overall, the Company returned 43.3% of its earnings to common shareholders through dividends and common share repurchases.
Financial Highlights

•	Total assets were $1.75 billion at December 31, 2019, an increase of $49.3 million, or 2.9%, from $1.70 billion at December 31, 2018;

•	Loans held-for-investment, net of deferred costs (fees), were $1.45 billion at December 31, 2019, an increase of $112.1 million, or 8.4%, from $1.34 billion at December 31, 2018; and

•	Total deposits were $1.48 billion at December 31, 2019, an increase of $35.6 million, or 2.5%, from $1.44 billion at December 31, 2018.

•	Net income was $24.1 million for the year ended December 31, 2019, a decrease of $193 thousand, or 0.8%, from $24.3 million for the year ended December 31, 2018;

•	Diluted earnings per common share was $1.49, $1.65 and $1.21, respectively, for the years ended December 31, 2019, 2018 and 2017.

•	Net interest margin was 4.11%, 4.23% and 4.22%, respectively, for the years ended December 31, 2019, 2018 and 2017.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$1,383,562	$85,667	6.19%	$1,264,166	$76,837	6.08%	$1,111,248	$61,516	5.54%
Mortgage backed securities	82,848	2,081	2.51%	70,971	1,717	2.42%	57,171	1,110	1.94%
Collateralized mortgage obligation	51,441	1,185	2.30%	53,312	1,272	2.39%	36,660	746	2.03%
SBA loan pool securities	20,681	536	2.59%	23,671	576	2.43%	24,762	571	2.31%
Municipal securities - tax exempt (2)	5,833	154	2.64%	6,312	159	2.52%	8,319	187	2.25%
Interest-bearing deposits in other financial institutions	126,803	2,781	2.19%	130,453	2,539	1.95%	62,327	690	1.11%
FHLB and other bank stock	8,067	541	6.71%	7,174	599	8.35%	6,310	447	7.08%
Total interest-earning assets	1,679,235	92,945	5.53%	1,556,059	83,699	5.38%	1,306,797	65,267	4.99%
Noninterest-earning assets:
Cash and cash equivalents	18,614			19,079			16,973
Allowances for loan losses	(13,197)			(12,632)			(11,435)
Other assets	35,010			26,827			27,793
Total noninterest earning assets	40,427			33,274			33,331
Total assets	$1,719,662			$1,589,333			$1,340,128
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$329,562	5,162	1.57%	$287,131	3,477	1.21%	$320,701	3,244	1.01%
Savings	7,965	32	0.40%	8,613	26	0.30%	8,873	25	0.28%
Time deposits	783,353	18,245	2.33%	758,029	13,837	1.83%	539,068	6,480	1.20%
Borrowings	25,388	472	1.86%	34,904	611	1.75%	20,384	348	1.71%
Total interest-bearing liabilities	1,146,268	23,911	2.09%	1,088,677	17,951	1.65%	889,026	10,097	1.14%
Noninterest-bearing liabilities:
Demand deposits	329,731			319,832			305,354
Other liabilities	22,087			10,395			9,026
Total noninterest-bearing liabilities	351,818			330,227			314,380
Total liabilities	1,498,086			1,418,904			1,203,406
Shareholders’ equity	221,576			170,429			136,722
Total liabilities and shareholders’ equity	$1,719,662			$1,589,333			$1,340,128
Net interest income		$69,034			$65,748			$55,170
Net interest spread (3)			3.44%			3.73%			3.85%
Net interest margin (4)			4.11%			4.23%			4.22%
Cost of funds (5)			1.62%			1.27%			0.85%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $452 thousand, $515 thousand and $559 thousand, respectively, and net accretion of discount on loans of $4.0 million, $4.4 million and $3.5 million, respectively, are included in the interest income for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$7,257	$1,573	$8,830	$8,465	$6,856	$15,321
Investment securities	158	74	232	563	547	1,110
Other interest-earning assets	(63)	247	184	1,143	858	2,001
Total interest income	7,352	1,894	9,246	10,171	8,261	18,432
Interest paid on:
Savings, NOW, and money market deposits	495	1,196	1,691	(336)	570	234
Time deposits	462	3,946	4,408	2,632	4,725	7,357
Other borrowings	(167)	28	(139)	248	15	263
Total interest expense	790	5,170	5,960	2,544	5,310	7,854
Change in net interest income	$6,562	$(3,276)	$3,286	$7,627	$2,951	$10,578

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Interest income:
Interest and fees on loans	$85,667	$76,837	$8,830	11.5%
Interest on tax-exempt investment securities	154	159	(5)	(3.1)%
Interest on investment securities	3,802	3,565	237	6.6%
Interest and dividends on other interest-earning assets	3,322	3,138	184	5.9%
Total interest income	92,945	83,699	9,246	11.0%
Interest expense:
Interest on deposits	23,439	17,340	6,099	35.2%
Interest on borrowings	472	611	(139)	(22.7)%
Total interest expense	23,911	17,951	5,960	33.2%
Net interest income	$69,034	$65,748	$3,286	5.0%

Net interest income increased primarily due to a 7.9% increase in average balance of interest-earning assets and a 15 basis point increase in average yield on interest-earning assets, partially offset by a 5.3% increase in average balance of interest-bearing liabilities and a 44 basis point increase in average cost of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in the loan and investment security portfolios, supported by deposit growth. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to higher average market rates in 2019.
Interest and fees on loans increased primarily due to a 9.4% increase in average balance and a 11 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth primarily in commercial property loans and commercial lines of credit. The increase in average yield was primarily due to the rising interest rate environment in 2018 and higher average market rates in 2019. The Company had benefited from its high proportion of variable rate loans that had repriced along with such interest rate environment; however, the Company strategically had increased the proportion of fixed rate loans to 43.4% at December 31, 2019 from 34.4% at December 31, 2018 in order to improve its asset composition to align with the current and potential future interest rate environment.

Interest on investment securities increased primarily due to a 4.2% increase in average balance and a 5 basis point increase in average yield. The increase in average balance was primarily due to a steep increase in investment securities throughout 2018, which lead to a higher average balance in 2019, partially offset by a sale of investment securities of $32.8 million in December 2019. The increase in average yield was primarily due to additional purchases of investment securities along with the rising interest rate environment in 2018 and higher average market rates in 2019. The Company purchased $14.1 million and $44.0 million, respectively, of investment securities during the years ended December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, average yield on total investment securities was 2.46% and 2.41%, respectively.
Interest income on other interest-earning assets increased primarily due to an 18 basis point increase in average yield, partially offset by a 2.0% decrease in average balance. The increase in average yield was primarily due to a higher average federal funds rate in 2019, partially offset by a decrease in dividend on FHLB stock. The decrease in average balance was primarily due to cash deployed to support the loan growth. For the years ended December 31, 2019 and 2018, yield on total other interest-earning assets was 2.46% and 2.28%, respectively.
Interest expense on deposits increased primarily due to a 6.4% increase in average balance and a 44 basis point increase in average cost. The increase in average balance was primarily due to increases in time deposits, and NOW and money market accounts. The increase in average cost was primarily due to the impact of higher average market rates on deposits and competition in the Company’s deposit target markets. For the years ended December 31, 2019 and 2018, average cost on total interest-bearing deposits was 2.09% and 1.65%, respectively.
Interest expense on other borrowings decreased primarily due to a less utilization of FHLB advances. During the year ended December 31, 2019, the Bank did not renew the maturing borrowings of $10.0 million as the Bank maintained a sufficient level of on-balance sheet liquidity.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2018	2017
Interest income:
Interest and fees on loans	$76,837	$61,516	$15,321	24.9%
Interest on tax-exempt investment securities	159	186	(27)	(14.5)%
Interest on investment securities	3,565	2,428	1,137	46.8%
Interest and dividends on other interest-earning assets	3,138	1,137	2,001	176.0%
Total interest income	83,699	65,267	18,432	28.2%
Interest expense:
Interest on deposits	17,340	9,749	7,591	77.9%
Interest on borrowings	611	348	263	75.6%
Total interest expense	17,951	10,097	7,854	77.8%
Net interest income	$65,748	$55,170	$10,578	19.2%

Net interest income increased primarily due to a 19.1% increase in average balance of interest-earning assets and a 39 basis point increase in average yield on interest-earning assets, partially offset by a 22.5% increase in average balance of interest-bearing liabilities and a 51 basis point increase in average cost of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in the loan and investment security portfolios, as well as other interest-earning assets, supported by deposit growth and the capital raise completed during the year ended December 31, 2018. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the current rising interest rate environment.
Interest and fees increased primarily due to a 13.8% increase in average balance and a 54 basis point increase in average yield. The increase in average balance was primarily due to organic loan growth across the entire loan portfolio primarily in residential property, commercial property, and commercial term and lines of credit. The increase in average yield was primarily due to the increase in market rates, which in turn was driven largely by increases in the federal funds rate.
Interest on investment securities increased primarily due to a 21.6% increase in average balance and a 35 basis point increase in average yield. The Company purchased $2.1 million of securities held-to-maturity and $42.0 million of securities available-for-sale during the year ended December 31, 2018. These purchases increased the average yield as these securities were purchased in a higher market rate environment. For the years ended December 31, 2018 and 2017, average yield on total investment securities was 2.41% and 2.06%, respectively.

Interest income on other interest-earning assets increased primarily due to a 100.5% increase in average balance and a 62 basis point increase in average yield. The increase in average balance was primarily due to net proceeds from the Company’s IPO of $45.0 million and an increase in deposits. The increase in average yield was primarily due to an increase in the federal funds rate. For the years ended December 31, 2018 and 2017, yield on total other interest-earning assets was 2.28% and 1.66%, respectively.
Interest expense on deposits increased primarily due to a 21.3% increase in average balance and a 53 basis point increase in average cost. The increase in average balance was primarily due to an increase in time deposits, partially offset by a decrease in MMDA and NOW accounts. The increase in average cost was primarily due to the impact of higher market rates on deposits and competition in the Company’s deposit target markets. For the years ended December 31, 2018 and 2017, average cost on interest-bearing deposits was 1.65% and 1.12%, respectively.
Interest expense on other borrowings increased primarily due to the utilization of FHLB advances since June 2017 for liquidity management. During the year ended December 31, 2018, the Bank did not renew the maturing borrowings of $10.0 million as the Bank maintained a sufficient level of on-balance sheet liquidity.
Provision for Loan Losses
Provision for loan losses was $4.2 million, $1.2 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017. The Company has recognized additional provision for loan losses primarily due to an increase in charge-offs with the increase in associated historical loss rates and organic loan growth for the year ended December 31, 2019.
During 2019, due to a borrower's financial hardship, the Company recorded a charge-off of $2.5 million on a commercial line of credit, which was originated in 2011, with an outstanding balance of $4.0 million at the time of charge-off. This line had an outstanding balance of $1.6 million at December 31, 2019 and the management believes that the remaining outstanding balance is well collateralized.
Due to the increased charge-offs, the reserve for unfunded commitments also increased to $301 thousand at December 31, 2019 from $139 thousand at December 31, 2018. Provision for unfunded loan commitments was $162 thousand and $18 thousand, respectively, for the years ended December 31, 2019 and 2018.
See further discussion in “Loans Held-For-Investment and Allowance for Loan Losses” and “Off-Balance Sheet Activities and Contractual Obligations.”

Noninterest Income
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Service charges and fees on deposits	$1,544	$1,500	$44	2.9%
Loan servicing income	2,309	2,160	149	6.9%
Gain on sale of loans	5,996	5,560	436	7.8%
Gain on sale of securities	786	—	786	—%
Other income	1,234	1,234	—	—%
Total noninterest income	$11,869	$10,454	$1,415	13.5%

Service charges and fees on deposits increased primarily due to an increase in the level of transactional based deposit accounts.
Loan servicing income represents fees received on loans that the Company services, net of amortization of servicing assets. The increase for the year ended December 31, 2019 was primarily due to a decreased amortization of servicing assets from decreased pay-offs of loans being serviced during 2019, partially offset by a decrease in servicing income. Servicing income decreased due to a decrease in the average balance of servicing portfolio.
Gain on sale of loans increased primarily due to an increase in sales volume. The Company sold SBA loans of $99.6 million with a gain of $5.9 million and residential property loans of $10.1 million with a gain of $81 thousand during the year ended December 31, 2019. During the year ended December 31, 2018, the Company sold SBA loans of $91.7 million with a gain of $5.3 million, residential property loans of $11.6 million with a gain of $220 thousand, and other loans of $1.9 million with a gain of $62 thousand.
The Company sold securities available-for-sale of $32.8 million during the year ended December 31, 2019, while the Company did not sell any securities for the year ended December 31, 2018.
Other income included wire and remittance fees of $515 thousand and $472 thousand, respectively, and debit card interchange fees of $272 thousand and $221 thousand, respectively, for the years ended December 31, 2019 and 2018.
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

Noninterest Expense
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Salaries and employee benefits	$26,139	$24,473	$1,666	6.8%
Occupancy and equipment	5,545	4,992	553	11.1%
Professional fees	2,730	2,176	554	25.5%
Marketing and business promotion	1,550	2,010	(460)	(22.9)%
Data processing	1,365	1,220	145	11.9%
Director fees and expenses	751	942	(191)	(20.3)%
Regulatory assessments	551	544	7	1.3%
Other expenses	3,684	3,869	(185)	(4.8)%
Total noninterest expense	$42,315	$40,226	$2,089	5.2%

Salaries and employee benefits increased primarily due to the hiring of new experienced employees with higher salaries in order to support the expansion of the Company's infrastructure for being a public company and to enhance the controls and processes on BSA/AML compliance, partially offset by a decrease in bonus accrual. The number of full-time equivalent employees averaged 250.2 for the year ended December 31, 2019 compared to 235.0 for the year ended December 31, 2018.
Occupancy and equipment expense increased primarily due to an establishment of new loan production office in Artesia, California in December 2018 and an increase in equipment maintenance expense.
Professional fees increased primarily due to increases in audit and other professional fees for being a public company and expense related to enhancement of the Bank's controls and processes on BSA/AML compliance programs, partially offset by decreases in legal and professional fees attributed to the portion of expenses related the Company's initial public offering in 2018 that were not capitalized.
Marketing and business promotion expense decreased primarily due to a less advertisement activities for the year ended December 31, 2019.
Data processing expense increased primarily due to an increase in processing costs from a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to a fewer number of directors for the year ended December 31, 2019.
Regulatory assessment expense increased primarily due to an increase in assessment rate from the consent order relating to the Bank’s compliance with BSA/AML, partially offset by a small bank assessment credit of $345 thousand from the FDIC during the year ended December 31, 2019.
Other expense decreased primarily due to a $577 thousand reimbursement paid to SBA in 2018, partially offset by increases in other loan related legal expenses as well as the increase in provision for unfunded loan commitments. Other loan related legal expenses were $486 thousand and $353 thousand, respectively, and provision for unfunded loan commitments was $162 thousand and $18 thousand, respectively, for the years ended December 31, 2019 and 2018. Other expenses also included office expense of $1.7 million and $1.6 million, respectively, and armed guard expense of $555 thousand and $504 thousand, respectively, for the years ended December 31, 2019 and 2018, respectively.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2018	2017
Salaries and employee benefits	$24,473	$22,829	$1,644	7.2%
Occupancy and equipment	4,992	4,426	566	12.8%
Professional fees	2,176	1,842	334	18.1%
Marketing and business promotion	2,010	1,647	363	22.0%
Data processing	1,220	1,074	146	13.6%
Director fees and expenses	942	757	185	24.4%
Regulatory assessments	544	423	121	28.6%
Other expenses	3,869	2,897	972	33.6%
Total noninterest expense	$40,226	$35,895	$4,331	12.1%

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
Data processing expense increased primarily due to an increase in processing costs from a greater number of accounts and transactions.
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
Income Tax Expense
Income tax expense was $10.2 million, $10.4 million and $14.9 million, respectively, and the effective tax rate was 29.8%, 30.1% and 47.7%, respectively, for the years ended December 31, 2019, 2018 and 2017. The decreases in effective tax rate for the years ended December 31, 2019 and 2018 compared to the year ended December 31, 2017 were primarily due to a decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective on January 1, 2018 and the revaluation of deferred tax assets and liabilities of $1.6 million from the Tax Cuts and Jobs Act in 2017.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	December 31,
	2019			2018
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$38,793	$38,738	$(55)	$68,975	$67,921	$(1,054)
Collateralized mortgage obligations	44,115	43,894	(221)	56,625	55,649	(976)
SBA loan pool securities	14,179	14,152	(27)	23,144	22,632	(512)
Municipal bonds	764	782	18	784	789	5
Total securities available-for-sale	$97,851	$97,566	$(285)	$149,528	$146,991	$(2,537)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$15,215	$15,204	$(11)	$16,659	$16,057	$(602)
Municipal bonds	4,939	5,276	337	5,101	5,095	(6)
Total securities held-to-maturity	$20,154	$20,480	$326	$21,760	$21,152	$(608)

Total carrying value of investment securities were $117.7 million at December 31, 2019, a decrease of $51.0 million, or 30.2%, from $168.8 million at December 31, 2018. The decrease was primarily due to the sale of $32.8 million of investment securities available-for-sale, principal paydowns and calls of $33.7 million and net premium amortization of $883 thousand, partially offset by purchases of $14.1 million and an increase in fair value of securities available-for-sale of $2.3 million.
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
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2019 and December 31, 2018 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2019 and 2018. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized at December 31, 2019 and 2018.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of December 31, 2019:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$883	1.51%	$7,489	1.84%	$30,421	2.19%	$38,793	2.11%
Collateralized mortgage obligations	—	—%	—	—%	10,729	2.01%	33,386	2.22%	44,115	2.17%
SBA loan pool securities	—	—%	—	—%	3,661	2.43%	10,518	2.34%	14,179	2.37%
Municipal bonds	—	—%	—	—%	764	2.74%	—	—%	764	2.74%
Total securities available-for-sale	$—	—%	$883	1.51%	$22,643	2.04%	$74,325	2.23%	$97,851	2.18%
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$1,127	1.81%	$14,088	2.74%	$15,215	2.67%
Municipal bonds	102	1.86%	2,226	2.74%	285	3.82%	2,326	4.87%	4,939	3.78%
Total securities held-to-maturity	$102	1.86%	$2,226	2.74%	$1,412	2.22%	$16,414	3.04%	$20,154	2.94%

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
The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Real estate loans:
Residential property	$760	—	$270	—	417
SBA property	150	5,481	3,857	—	1,024
Total real estate loans	910	5,481	4,127	—	1,441
Commercial and industrial loans:
SBA commercial term	1,065	300	1,170	2,150	500
Total commercial and industrial loans	1,065	300	1,170	2,150	500
Loans held-for-sale	$1,975	5,781	$5,297	2,150	1,941

Loans held-for-sale were $2.0 million at December 31, 2019, a decrease of $3.8 million, or 65.8%, from $5.8 million at December 31, 2018. The decrease was primarily due to sales of $109.7 million, partially offset by originations of $105.2 million and transfers from loans held-for-investment of $824 thousand.

Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	803,014	55.4%	709,409	53.1%	662,031	55.5%	596,392	57.8%	484,749	57.5%
Residential property	235,046	16.3%	233,816	17.5%	168,560	14.2%	140,419	13.6%	129,215	15.3%
SBA property	129,837	8.9%	120,939	9.0%	131,740	11.1%	105,221	10.2%	87,926	10.4%
Construction	19,164	1.3%	27,323	2.0%	23,117	1.9%	14,973	1.5%	2,091	0.2%
Total real estate loans	1,187,061	81.9%	1,091,487	81.6%	985,448	82.7%	857,005	83.1%	703,981	83.4%
Commercial and industrial loans:
Commercial term	103,380	7.1%	102,133	7.6%	77,402	6.5%	64,898	6.3%	51,721	6.1%
Commercial lines of credit	111,768	7.7%	91,994	6.9%	62,751	5.3%	48,694	4.7%	33,949	4.0%
SBA commercial term	25,332	1.7%	27,147	2.0%	30,376	2.6%	26,643	2.6%	25,466	3.0%
Total commercial and industrial loans	240,480	16.5%	221,274	16.5%	170,529	14.4%	140,235	13.6%	111,136	13.1%
Other consumer loans	23,290	1.6%	25,921	1.9%	34,022	2.9%	33,872	3.3%	29,252	3.5%
Loans held-for-investment	1,450,831	100.0%	1,338,682	100.0%	1,189,999	100.0%	1,031,112	100.0%	844,369	100.0%
Allowance for loan losses	(14,380)		(13,167)		(12,224)		(11,320)		(9,345)
Net loans held-for-investment	$1,436,451		$1,325,515		$1,177,775		$1,019,792		$835,024

Loans held-for-investment were $1.45 billion at December 31, 2019, an increase of $112.1 million, or 8.4%, from $1.34 billion at December 31, 2018. The increase was primarily due to new funding of $381.0 million and advances of $109.2 million, partially offset by paydowns and payoffs of $373.6 million, transfers to loans held-for-sale of $824 thousand and charge-offs of $3.6 million.

The following table shows the contractual maturities of loans held-for-investment and the distribution between fixed and floating interest rate loans at December 31, 2019:

($ in thousands)	Within One Year	Due After One Year to Five Years	Due After Five Years	Total
Real estate loans:
Commercial property	$71,369	$563,842	$167,803	$803,014
Residential property	—	—	235,046	235,046
SBA property	2,134	58	127,645	129,837
Construction	18,957	207	—	19,164
Total real estate loans	92,460	564,107	530,494	1,187,061
Commercial and industrial loans:
Commercial term	3,461	57,180	42,739	103,380
Commercial lines of credit	108,089	3,679	—	111,768
SBA commercial term	47	3,467	21,818	25,332
Total commercial and industrial loans	111,597	64,326	64,557	240,480
Other consumer loans	2,427	20,518	345	23,290
Loans held-for-investment	$206,484	$648,951	$595,396	$1,450,831
Loans with variable (floating) interest rates	$191,734	$355,050	$274,458	$821,242
Loans with predetermined (fixed) interest rates	14,750	293,901	320,938	629,589
Total	$206,484	$648,951	$595,396	$1,450,831

The Company had benefited from its high proportion of variable rate loans that had repriced along with such interest rate environment; however, the Company strategically had increased the proportion of fixed rate loans to 43.4% at December 31, 2019 from 34.4% at December 31, 2018 in order to better-position its balance sheet to match the current and potential future interest rate environment.

Allowance for loan losses
The following table reflects allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
($ in thousands)	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans
Real estate loans:
Commercial property	$6,942	55.4%	6,216	53.1%	6,366	55.5%	5,904	57.8%	3,615	57.5%
Residential property	1,167	16.3%	1,152	17.5%	833	14.2%	674	13.6%	527	15.3%
SBA property	1,446	8.9%	1,225	9.0%	1,124	11.1%	801	10.2%	822	10.4%
Construction	299	1.3%	511	2.0%	184	1.9%	118	1.5%	10	0.2%
Total real estate loans	9,854	81.9%	9,104	81.6%	8,507	82.7%	7,497	83.1%	4,974	83.4%
Commercial and industrial loans:
Commercial term	1,848	7.1%	1,525	7.6%	1,513	6.5%	1,828	6.3%	1,408	6.1%
Commercial lines of credit	1,805	7.7%	1,443	6.9%	1,126	5.3%	839	4.7%	1,744	4.0%
SBA commercial term	701	1.7%	909	2.0%	909	2.6%	990	2.6%	1,000	3.0%
Total commercial and industrial loans	4,354	16.5%	3,877	16.5%	3,548	14.4%	3,657	13.6%	4,152	13.1%
Other consumer loans	172	1.6%	186	1.9%	169	2.9%	166	3.3%	219	3.5%
Total	$14,380	100.0%	13,167	100.0%	12,224	100.0%	11,320	100.0%	9,345	100.0%

The overall increase in allowance for loan losses for the year ended December 31, 2019 was primarily due to an increase in historical loss rates from the increase in charge-offs and the organic loan growth. During the year ended December 31, 2019, due to the borrower's financial hardship, the Company recorded a charge-off of $2.5 million on a commercial line of credit, which was originated in 2011, with an outstanding balance of $4.0 million at the time of charge-off. This line had an outstanding balance of $1.6 million at December 31, 2019 and the management believes that the remaining outstanding balance is well collateralized.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses:
Balance at beginning of year	$13,167	$12,224	$11,320	$9,345	$9,432
Charge-offs:
Real estate	31	381	168	—	622
Commercial and industrial	3,350	272	1,320	729	597
Other consumer	198	356	88	38	131
Total charge-offs	3,579	1,009	1,576	767	1,350
Recoveries on loans previously charged off
Real estate	6	213	1	1	35
Commercial and industrial	378	356	580	406	687
Other consumer	171	152	72	52	128
Total recoveries	555	721	653	459	850
Net charge-offs	3,024	288	923	308	500
Provision (reversal) for loan losses	4,237	1,231	1,827	2,283	413
Balance at end of year	$14,380	$13,167	$12,224	$11,320	$9,345
Loans held-for-investment:
Balance at end of year	$1,450,831	$1,338,682	$1,189,999	$1,031,112	$844,369
Average balance	1,378,073	1,254,512	1,099,725	942,037	792,840
Ratios:
Net charge-offs to average loans held-for-investment	0.22%	0.02%	0.08%	0.03%	0.06%
Allowance for loan losses to loans held-for-investment	0.99%	0.98%	1.03%	1.10%	1.11%

Loans 30 to 89 Days Past Due and Still Accruing
The following table presents a summary of loans 30 to 89 days past due and still accruing as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Real estate loans:
Residential property	$697	$95	$1,045	$—	$—
SBA property	794	183	—	—	172
Total real estate loans	1,491	278	1,045	—	172
Commercial and industrial loans:
Commercial term	—	—	—	442	—
Commercial lines of credit	—	—	—	1,500	—
SBA commercial term	189	—	2	37	34
Total commercial and industrial loans	189	—	2	1,979	34
Other consumer loans	138	99	294	115	250
Total	$1,818	$377	$1,341	$2,094	$456

The increase in loans past due for the year ended December 31, 2019 was primarily due to two SBA property loans with an aggregated outstanding balance of $793 thousand and a residential property loan with an outstanding balance of $698 thousand that became past due during the year ended December 31, 2019.
Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total NPLs and NPAs as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans:
Real estate loans:
Commercial property	$—	$—	$318	$57	$78
Residential property	—	302	730	—	—
SBA property	442	540	1,810	602	998
Total real estate loans	442	842	2,858	659	1,076
Commercial and industrial loans:
Commercial term	—	—	4	169	706
Commercial lines of credit	1,888	—	10	115	—
SBA commercial term	159	203	338	866	554
Total commercial and industrial loans	2,047	203	352	1,150	1,260
Other consumer loans	48	16	24	39	36
Total nonaccrual loans	2,537	1,061	3,234	1,848	2,372
Loans past due 90 days or more still on accrual	287	—	—	—	—
Total nonperforming loans	2,824	1,061	3,234	1,848	2,372
Other real estate owned	—	—	99	506	—
Total nonperforming assets	$2,824	$1,061	$3,333	$2,354	$2,372
Nonperforming loans to loans held-for-investment	0.19%	0.08%	0.27%	0.18%	0.28%
Nonperforming assets to total assets	0.16%	0.06%	0.23%	0.19%	0.23%

Total nonaccrual loans were $2.5 million at December 31, 2019, an increase of $1.5 million, or 139.1%, from $1.1 million at December 31, 2018. The increase was primarily due to loans placed on nonaccrual status during the year ended December 31, 2019 of $3.2 million, which included the line with an outstanding balance of $1.6 million at December 31, 2019 that had the $2.5 million charge-off during 2019, partially offset by payoffs and paydowns of $1.4 million and charge-offs of $2.7 million.
The Company also had a SBA commercial term loan past due 90 days or more and still accruing, which management believes that the loan is well secured and the Bank is in the process of collection.

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
Additional income of approximately $94 thousand would have been recorded during the year ended December 31, 2019, had these loans been paid in accordance with their original terms throughout the periods indicated.
CRE Concentration
The Bank has policies and procedures in place to monitor compliance with the CRE Concentration Guidance. The Bank has set targets for CRE concentration limits as a percentage of total capital in accordance with interagency guidelines and actively manages the Bank’s exposure to CRE lending. The Bank’s construction and land development loans remain a small portion of the loan portfolio and as a percentage of total capital (as defined by the federal bank regulators) were 10.9% and 13.5%, respectively, at December 31, 2019 and 2018. As of December 31, 2019, using regulatory definitions in the CRE Concentration Guidance, CRE loans represented 243.6% of total risk-based capital, as compared to 253.6%, 355.1%, 352.1% and 359.2% as of December 31, 2018, 2017, 2016 and 2015, respectively. The reduction in CRE concentration ratio was primarily due to the additional capital from the Company’s IPO during the year ended December 31, 2019.
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

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Real estate loans:
Commercial property	$339	$—	$318	$435	$486
SBA property	415	315	1,373	1,540	1,899
Total real estate loans	754	315	1,691	1,975	2,385
Commercial and industrial loans:
Commercial term	28	68	199	458	1,189
Commercial lines of credit	—	—	10	115	—
SBA commercial term	39	180	367	311	512
Total commercial and industrial loans	67	248	576	884	1,701
Other consumer loans	—	—	—	—	—
Total TDRs	$821	$563	$2,267	$2,859	$4,086
Total nonaccrual TDRs, included above	$121	$131	$1,675	$663	$1,562

Total TDRs were $821 thousand at December 31, 2019, an increase of $258 thousand, or 45.8%, from $563 thousand at December 31, 2018. The increase was primarily due to new TDRs of $610 thousand, partially offset by payoffs and paydowns of $224 thousand and charge-offs of $128 thousand.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. As of December 31, 2019 and 2018, total deposits were comprised of 24.3% and 22.8%, respectively, of noninterest-bearing demand accounts, 24.5% and 21.7%, respectively, of savings, NOW and money market accounts and 51.2% and 55.5%, respectively, of time deposits.
Total deposits were $1.48 billion at December 31, 2019, an increase of $35.6 million, or 2.5%, from $1.44 billion at December 31, 2018. The increase was primarily due to increases in savings, NOW and money market accounts of $48.6 million, and noninterest-bearing demand accounts of $30.8 million, partially offset by a decrease in time deposits of $43.8 million. The increase in savings, NOW and money market accounts included brokered money market accounts $30.0 million at December 31, 2019, which the Company began utilizing in order to diversify its funding source during the year ended December 31, 2019.
Time deposits from California State Treasurer totaled $90.0 million and $100.0 million, respectively, and brokered time deposits totaled $62.4 million and $42.5 million, respectively, at December 31, 2019 and 2018.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
December 31, 2019
Time deposits less than $100,000	$41,456	$29,899	$92,695	$10,165	$1,557	$175,772
Time deposits of $100,000 through $250,000	111,182	53,198	121,674	5,537	—	291,591
Time deposits of more than $250,000	167,825	38,740	77,334	5,827	—	289,726
Total	$320,463	$121,837	$291,703	$21,529	$1,557	$757,089
December 31, 2018
Time deposits less than $100,000	$38,772	$28,829	$74,628	$19,771	$2,289	$164,289
Time deposits of $100,000 through $250,000	131,190	45,398	157,047	21,710	—	355,345
Time deposits of more than $250,000	144,225	40,224	84,502	12,288	—	281,239
Total	$314,187	$114,451	$316,177	$53,769	$2,289	$800,873

Other Borrowings
FHLB advances
Other than deposits, the Company also utilized FHLB advances as a supplementary funding source to finance operations. FHLB advances are collateralized by commercial property loans. At December 31, 2019 and 2018, total borrowings were $20.0 million and $30.0 million, respectively.
Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $226.8 million at December 31, 2019, an increase of $16.5 million, or 7.9%, from $210.3 million at December 31, 2018. The increase was primarily due to the net income of $24.1 million and other comprehensive income from the fair value change in securities available-for-sale of $1.6 million, partially offset by repurchase of common stock of $6.5 million and cash dividends declared on common stock of $4.0 million.

Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal and state banking regulators. As discussed in Supervision and Regulation, based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to remain as such to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for PCA (described below), the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies.
In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions impose meaningfully more stringent regulatory capital requirements. In addition, the Basel III regulations will implement a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019. As of December 31, 2019 and 2018, the Bank met the fully phased-in Basel III capital requirements.
The table below summarizes the minimum capital requirements applicable to the Bank pursuant to Basel III regulations as of the dates reflected, and exclusive of the capital conservation buffer as of December 31, 2019 and 2018. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2019 and 2018. The Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2019
Common tier 1 capital (to risk-weighted assets)	15.87%	15.68%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.90%	16.71%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.87%	15.68%	6.0%	8.0%
Tier 1 capital (to average assets)	13.23%	13.06%	4.0%	5.0%
December 31, 2018
Common tier 1 capital (to risk-weighted assets)	16.28%	16.19%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.31%	17.21%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.28%	16.19%	6.0%	8.0%
Tier 1 capital (to average assets)	12.60%	12.53%	4.0%	5.0%

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
At December 31, 2019 and 2018, the Company had $20.0 million and $30.0 million of outstanding FHLB advances, respectively. Based on the values of loans pledged as collateral, the Company had $404.8 million and $386.0 million of additional borrowing capacity with FHLB as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had $35.0 million of available unused unsecured federal funds lines. In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at December 31, 2019 and 2018 was $37.9 million and $45.2 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $46.1 million and $50.8 million as of December 31, 2019 and 2018, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of December 31, 2019 and 2018, total cash and cash equivalents represented 8.4% and 9.6% of total assets, respectively.
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

	December 31,
($ in thousands)	2019	2018
Commitments to extend credit	$171,608	$127,443
Standby letters of credit	3,300	2,998
Commercial letters of credit	292	477
Total	$175,200	$130,918

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $301 thousand and $139 thousand, respectively, at December 31, 2019 and 2018.
Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2019
Time deposits	$734,003	$21,529	$1,557	$—	$757,089
FHLB advances	10,000	10,000	—	—	20,000
Operating leases	2,686	4,454	2,375	1,352	10,867
Total	$746,689	$35,983	$3,932	$1,352	$787,956
December 31, 2018
Time deposits	$744,815	$53,769	$2,289	$—	$800,873
FHLB advances	10,000	10,000	10,000	—	30,000
Operating leases	2,446	4,335	3,413	1,104	11,298
Total	$757,261	$68,104	$15,702	$1,104	$842,171

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
The Company’s Board ALCO establishes broad policy limits with respect to interest rate risk. Board ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, The Company seeks to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Board ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits. As discussed earlier, the Company also has a Management ALCO, which is comprised of senior management team and Chief Executive Officer, to proactively monitor interest rate risk.
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
Measurement
Interest rate risk measurement is calculated and reported to the Board ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk. In order to better-position balance sheet to match the current and potential future interest rate environment, the Company had increased the proportion of fixed rate loans throughout 2019.
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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	December 31,
	2019		2018
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	20.3%	7.7%	21.4%	6.0%
+100	10.4%	4.7%	11.0%	3.7%
-100	(11.7)%	(6.1)%	(13.7)%	(5.9)%

Item 8 - Financial Statements

PCB Bancorp and Subsidiary

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of PCB Bancorp
Los Angeles, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PCB Bancorp and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
Los Angeles, California
March 9, 2020

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$17,808	$24,121
Interest-bearing deposits in other financial institutions	128,420	138,152
Total cash and cash equivalents	146,228	162,273
Securities available-for-sale, at fair value	97,566	146,991
Securities held-to-maturity, at amortized cost (fair value of $20,480 and $21,152 at December 31, 2019 and 2018, respectively)	20,154	21,760
Total investment securities	117,720	168,751
Loans held-for-sale	1,975	5,781
Loans held-for-investment, net of deferred loan costs (fees)	1,450,831	1,338,682
Allowance for loan losses	(14,380)	(13,167)
Net loans held-for-investment	1,436,451	1,325,515
Premises and equipment, net	3,760	4,588
Federal Home Loan Bank and other restricted stock, at cost	8,345	7,433
Deferred tax assets, net	5,288	3,377
Servicing assets	6,798	7,666
Operating lease assets	8,991	—
Accrued interest receivable and other assets	10,772	11,644
Total assets	$1,746,328	$1,697,028
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$360,039	$329,270
Savings, NOW and money market accounts	362,179	313,610
Time deposits of $250,000 or less	467,363	519,634
Time deposits of more than $250,000	289,726	281,239
Total deposits	1,479,307	1,443,753
Federal Home Loan Bank advances	20,000	30,000
Operating lease liabilities	9,990	—
Accrued interest payable and other liabilities	10,197	12,979
Total liabilities	1,519,494	1,486,732
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 15,707,016 and 15,977,754 shares, respectively, and included 37,400 and 0 shares of unvested restricted stock, respectively, at December 31, 2019 and 2018	169,221	174,366
Retained earnings	57,670	37,577
Accumulated other comprehensive loss, net	(57)	(1,647)
Total shareholders’ equity	226,834	210,296
Total liabilities and shareholders’ equity	$1,746,328	$1,697,028

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Interest and fees on loans	$85,667	$76,837	$61,516
Interest on tax-exempt investment securities	154	159	186
Interest on investment securities	3,802	3,565	2,428
Interest and dividends on other interest-earning assets	3,322	3,138	1,137
Total interest income	92,945	83,699	65,267
Interest expense:
Interest on deposits	23,439	17,340	9,749
Interest on borrowings	472	611	348
Total interest expense	23,911	17,951	10,097
Net interest income	69,034	65,748	55,170
Provision for loan losses	4,237	1,231	1,827
Net interest income after provision for loan losses	64,797	64,517	53,343
Noninterest income:
Service charges and fees on deposits	1,544	1,500	1,377
Loan servicing income	2,309	2,160	2,446
Gain on sale of loans	5,996	5,560	9,000
Gain on sale of securities available-for-sale	786	—	—
Other income	1,234	1,234	1,071
Total noninterest income	11,869	10,454	13,894
Noninterest expense:
Salaries and employee benefits	26,139	24,473	22,829
Occupancy and equipment	5,545	4,992	4,426
Professional fees	2,730	2,176	1,842
Marketing and business promotion	1,550	2,010	1,647
Data processing	1,365	1,220	1,074
Director fees and expenses	751	942	757
Regulatory assessments	551	544	423
Other expenses	3,684	3,869	2,897
Total noninterest expense	42,315	40,226	35,895
Income before income taxes	34,351	34,745	31,342
Income tax expense	10,243	10,444	14,939
Net income	$24,108	$24,301	$16,403

Earnings per common share, basic	$1.52	$1.69	$1.22
Earnings per common share, diluted	$1.49	$1.65	$1.21

Weighted-average common shares outstanding, basic	15,873,383	14,397,075	13,408,030
Weighted-average common shares outstanding, diluted	16,172,282	14,691,370	13,540,293

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$24,108	$24,301	$16,403
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the year	3,038	(595)	(778)
Reclassification adjustment for net gain included in net income	(786)	—	—
Income tax benefit (expense) related to items of other comprehensive income (loss)	(662)	171	328
Total other comprehensive income (loss), net of tax	1,590	(424)	(450)
Total comprehensive income	$25,698	$23,877	$15,953

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2017	13,391,222	$127,538	$—	$(531)	$127,007
Comprehensive income (loss)
Net income	—	—	16,403	—	16,403
Other comprehensive loss, net of tax	—	—	—	(450)	(450)
Share-based compensation expense	—	699	—	—	699
Stock options exercised	26,811	136	—	—	136
Retirement of fractional shares	(134)	(2)	—	—	(2)
Cash dividends declared on common stock ($0.12 per share)	—	—	(1,609)	—	(1,609)
Reclassification of disproportionate tax effect	—	—	242	(242)	—
Balance at December 31, 2017	13,417,899	128,371	15,036	(1,223)	142,184
Comprehensive income (loss)
Net income	—	—	24,301	—	24,301
Other comprehensive loss, net of tax	—	—	—	(424)	(424)
Stock issued under stock offering, net of expenses	2,508,234	45,037	—	—	45,037
Share-based compensation expense	—	648	—	—	648
Stock options exercised	51,621	310	—	—	310
Cash dividends declared on common stock ($0.12 per share)	—	—	(1,760)	—	(1,760)
Balance at December 31, 2018	15,977,754	174,366	37,577	(1,647)	210,296
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	(53)	—	(53)
Adjusted balance at December 31, 2018	15,977,754	174,366	37,524	(1,647)	210,243
Comprehensive income
Net income	—	—	24,108	—	24,108
Other comprehensive income, net of tax	—	—	—	1,590	1,590
Issuance of restricted stock	37,700	—	—	—	—
Repurchase of common stock	(396,715)	(6,480)	—	—	(6,480)
Share-based compensation expense	—	709	—	—	709
Stock options exercised	88,277	626	—	—	626
Cash dividends declared on common stock ($0.25 per share)	—	—	(3,962)	—	(3,962)
Balance at December 31, 2019	15,707,016	$169,221	$57,670	$(57)	$226,834

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$24,108	$24,301	$16,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,534	1,269	1,120
Net amortization of premiums on securities	883	790	818
Net accretion of discounts on loans	(4,022)	(4,397)	(3,474)
Net accretion of deferred loan fees	(452)	(515)	(559)
Amortization of servicing assets	2,382	2,765	2,233
Provision for loan losses	4,237	1,231	1,827
Deferred tax expense (benefit)	(2,573)	641	1,733
Share-based compensation	709	648	699
Gain on sale of securities available-for-sale	(786)	—	—
Gain on sale of loans	(5,996)	(5,560)	(9,000)
Originations of loans held-for-sale	(105,153)	(99,864)	(143,119)
Proceeds from sales of and principal collected on loans held-for-sale	116,544	106,282	151,972
Change in accrued interest receivable and other assets	801	(1,362)	(243)
Change in accrued interest payable and other liabilities	(2,096)	4,454	800
Net cash provided by operating activities	30,120	30,683	21,210
Cash flows from investing activities:
Purchase of securities available-for-sale	(11,961)	(41,965)	(66,866)
Proceeds from sale of securities available-for-sale	33,627	—	—
Proceeds from maturities, calls, and paydowns of securities available-for-sale	30,134	23,374	18,558
Purchase of securities held-to-maturity	(2,150)	(2,075)	(6,106)
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	3,600	1,289	2,481
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	826	8,254	—
Net increase in loans held-for-investment	(113,139)	(155,113)	(161,680)
Purchase of loans held-for-investment	(1,539)	—	—
Purchase of Federal Home Loan Bank and other restricted stock	(912)	(844)	(903)
Proceeds from sale of other real estate owned	321	102	291
Purchases of premises and equipment	(710)	(1,140)	(1,281)
Net cash used in investing activities	(61,903)	(168,118)	(215,506)
Cash flows from financing activities:
Net increase in deposits	35,554	192,463	159,478
Proceeds from long-term Federal Home Loan Bank advances	—	—	40,000
Repayment of long-term Federal Home Loan Bank advances	(10,000)	(10,000)	—
Stock options exercised	626	310	134
Stock issued under stock offering, net of expenses	—	45,037	—
Repurchase of common stock	(6,480)	—	—
Cash dividends paid on common stock	(3,962)	(1,760)	(1,609)
Net cash provided by financing activities	15,738	226,050	198,003
Net increase (decrease) in cash and cash equivalents	(16,045)	88,615	3,707
Cash and cash equivalents at beginning of year	162,273	73,658	69,951
Cash and cash equivalents at end of year	$146,228	$162,273	$73,658

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Interest paid	$24,130	$13,979	$9,465
Income taxes paid	13,379	7,568	12,056
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$824	$8,062	$—
Loans transferred to other real estate owned	50	—	—
Right-of-use assets obtained in exchange for lease obligations	1,616	—	—

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is Pacific City Bank. On July 1, 2019, the Company changed its corporate name to “PCB Bancorp” from “Pacific City Financial Corporation.” The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and 10 LPOs in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The reserve and clearing requirement balance was $0 at December 31, 2019 and 2018.
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
Gains and losses on sales of securities are determined using the specific identification method. Net realized gains or losses on available-for-sale securities are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Amortization of premiums and accretion of discounts are included in interest income using the effective interest method.
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
When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale at lower of cost or fair value at the time of transfer, as determined on an individual loan level with charges made to allowance for loan losses when the fair value is lower than the cost. Deferred fees and cost on transferred loans are included in the determination of gains or losses on sale of the related loans. Subsequent decreases in fair value, if any, are recognized through a valuation allowance with charges made to noninterest income.
If a determination is made that a loan held-for-sale cannot be sold in the foreseeable future, it is transferred to loans held-for-investment at lower of cost or fair value on the transfer date with a charge made to noninterest income when the fair value is lower than the cost.
Realized gains and losses from sales of loans included in noninterest income. For sales of guaranteed portion of SBA and certain residential property loans, the loan servicing rights are retained.
Loans Held-For-Investment
Loans held-for-investment that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balances, net of any charge-offs, deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the effective interest method over the life of the loan. Interest is accrued and credited to income as earned only if deemed collectible.
Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when principal or interest payment is 90 days past due based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Past-due status is based on the contractual terms of the loan. Interest payments that are subsequently received are applied as a reduction to the remaining principal balance as long as concern exists as to the collectability of the principal. Interest accruals are resumed on such loans only when the loans are brought current with respect to interest and principal and when, in the judgment of management, all principal and interest on the loans are expected to be fully collectable.
Loan portfolio segments identified by the Company include: real estate (commercial property, residential property, SBA property and construction), commercial and industrial (commercial term, commercial lines of credit, and SBA commercial term), and other consumer loans.
Risks associated with the Company’s real estate loans include a decline in the economy and a reduction in real estate values in the Company’s primary markets, an increase in market interest rates, increased competition in pricing and loan structure, and environmental risks. Risks associated with the Company’s commercial and industrial loans include a decline in the economy in the primary markets, an increase in market interest rates, and deterioration of a borrower’s or guarantor’s financial capabilities. Risk associated with the Company’s other consumer loans include the same risks associated with the commercial and industrial loans, but also includes risks related to consumer bankruptcy laws which allow consumers to discharge certain debts.
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
Servicing Assets
Servicing assets are recognized when servicing rights are retained from the sale of loans, such as sales of guaranteed portion of SBA and certain residential property loans, and are initially recorded at fair value. Fair value is calculated as the present value of estimated future cash flows from the servicing rights based on current market sources, such as the cost to service, discount rates, and prepayment speeds. Servicing assets are amortized into noninterest income over the expected life of the underlying loans.
Servicing assets are evaluated for impairment based on the fair value of the servicing rights as compared to the carrying amount. Impairment is determined by stratifying servicing rights into groupings based on predominant risk characteristics, such as collateral type. For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. The fair values of servicing assets are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and changes in discount rates.
Servicing income as reported on the income statement consists of fees earned for servicing loans, net of the amortization of servicing assets and changes in the valuation allowance. The servicing fees are based on a contractual percentage of the outstanding principal and recorded as income when earned.
Investment in Qualified Affordable Housing Projects
The Company has invested in a limited partnership that operates qualified affordable housing projects for lower income tenants in California. The Company accounts for this investment under the proportional amortization method and the amortization expense is presented as a component of current tax expense. Return of this investment is generated primarily through allocated federal tax credits and other tax benefits.
The recorded investment amount was $2.1 million and $2.4 million, respectively, and unfunded commitments were $85 thousand and $831 thousand, respectively, at December 31, 2019 and 2018. The recorded investment amount is included in Accrued Interest Receivable and Other Assets and unfunded commitment is included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. As components of income tax expense, the Company recognized amortizations of $261 thousand, $283 thousand and $219 thousand, respectively, and federal tax credits and other benefits of $304 thousand, $290 thousand and $229 thousand, respectively, for the years ended December 31, 2019, 2018 and 2017.
The Company determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recorded at December 31, 2019 and 2018.

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
Transfer of Financial Assets
Transfers of financial assets are accounted for sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Share-Based Compensation
The Company recognizes the cost of employee services received in exchange for stock options and restricted stock awards (“RSAs”), based on the grant date fair value of those awards. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for RSAs. This cost is recognized in income over the period which an employee is required to provide services in exchange for the award, generally the vesting period. See Note 12 for additional information on the Company’s stock option plan.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense. A valuation allowance is established to reduce the deferred tax asset to the level at which it is more likely than not that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and carry-forwards depends on having sufficient taxable income of an appropriate character and in the appropriate periods.
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
Commitments and Contingencies
In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 16. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

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
Adopted Accounting Pronouncements
During the year ended December 31, 2019, the following accounting pronouncements applicable to the Company were adopted:
In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842).” In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases Topic 842, Targeted Improvements,” to provide additional clarification, implementation, and transition guidance on certain aspects of ASU 2016-02. The amendments in ASU 2016-02 require lessees to recognize lease assets and lease liabilities for both leases classified as operating leases and finance leases, except leases with a term of 12 months or less where lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For leases with a term of greater than 12 months, lessees are required to recognize a liability to make lease payments and a right-of-use assets representing its right to use the underlying asset for the lease term measured at the present value of the lease payments. ASU 2016-02 and ASU 2018-10 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Under ASU 2018-11, an additional transition option was provided that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Under this optional transition method, entities will be allowed to continue using and presenting leases under Accounting Standard Codification (“ASC”) 840 for prior years’ comparative periods and then prospectively adopt ASC 842 on January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings.
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
In 2019, the FASB amended this ASU, which delays the effective date to 2023 for certain SEC filers that are Smaller Reporting Companies, which would apply to the Company. The Company plans to adopt this ASU at the delayed effective date of 2023.
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
Servicing Assets: Servicing assets represent the value of servicing rights associated with servicing loans that have been sold. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates and prepayment speed assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for servicing assets. Servicing assets are accounted for at the lower of cost or market value and considered to be recognized at fair value when they are recorded at below cost and are classified as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$38,738	$—	$38,738
Collateralized mortgage obligations	—	43,894	—	43,894
SBA loan pool securities	—	14,152	—	14,152
Municipal bonds	—	782	—	782
Total securities available-for-sale	—	97,566	—	97,566
Total assets measured at fair value on a recurring basis	$—	$97,566	$—	$97,566
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$67,921	$—	$67,921
Collateralized mortgage obligations	—	55,649	—	55,649
SBA loan pool securities	—	22,632	—	22,632
Municipal bonds	—	789	—	789
Total securities available-for-sale	—	146,991	—	146,991
Total assets measured at fair value on a recurring basis	$—	$146,991	$—	$146,991
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Impaired loans:
SBA property	$—	$—	$116	$116
Commercial lines of credit	—	—	1,562	1,562
Total impaired loans	—	—	1,678	1,678
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,678	$1,678
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2018
Impaired loans:
SBA property	$—	$—	$51	$51
Total impaired loans	—	—	51	51
Total assets measured at fair value on a non-recurring basis	$—	$—	$51	$51
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2019
Impaired loans:
SBA property	$116	Fair value of collateral	NM	NM
Commercial lines of credit	$1,562	Sales comparison approach	Adjustment for differences between the comparable estate sales	-4% to 26% (0.86%)
		Income approach	Adjustment for differences in net operating income expectations	-4% to -11% (-6.20%)
			Capitalization rate	5%
December 31, 2018
Impaired loans:
SBA property	$51	Fair value of collateral	NM	NM

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Collateral dependent impaired loans:
Commercial property	$—	$(53)	$(49)
SBA property	(31)	(238)	(440)
Commercial lines of credit	(2,475)	—	—
Other real estate owned	(18)	3	(20)
Net losses recognized	$(2,524)	$(288)	$(509)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Interest-bearing deposits in other financial institutions	$128,420	$128,420	$128,420	$—	$—
Securities available-for-sale	97,566	97,566	—	97,566	—
Securities held-to-maturity	20,154	20,480	—	20,480	—
Loans held-for-sale	1,975	2,102	—	2,102	—
Net loans held-for-investment	1,436,451	1,449,383	—	—	1,449,383
FHLB and other restricted stock	8,345	N/A	N/A	N/A	N/A
Accrued interest receivable	5,136	5,136	78	375	4,683
Financial liabilities:
Deposits	$1,479,307	$1,468,540	$—	$—	$1,468,540
FHLB advances	20,000	20,092	—	20,092	—
Accrued interest payable	6,004	6,004	—	1	6,003
December 31, 2018
Financial assets:
Interest-bearing deposits in other financial institutions	$138,152	$138,152	$138,152	$—	$—
Securities available-for-sale	146,991	146,991	—	146,991	—
Securities held-to-maturity	21,760	21,152	—	21,152	—
Loans held-for-sale	5,781	—	—	6,175	—
Net loans held-for-investment	1,325,515	1,337,299	—	—	1,337,299
FHLB and other restricted stock	7,433	N/A	N/A	N/A	N/A
Accrued interest receivable	5,178	5,178	112	568	4,498
Financial liabilities:
Deposits	$1,443,753	$1,425,023	$—	$—	$1,425,023
FHLB advances	30,000	29,641	—	29,641	—
Accrued interest payable	6,223	6,223	—	1	6,222

Note 3. Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheet according to management’s intent. The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$38,793	$96	$(151)	$38,738
Collateralized mortgage obligations	44,115	36	(257)	43,894
SBA loan pool securities	14,179	34	(61)	14,152
Municipal bonds	764	18	—	782
Total securities available-for-sale	$97,851	$184	$(469)	$97,566
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$15,215	$70	$(81)	$15,204
Municipal bonds	4,939	337	—	5,276
Total securities held-to-maturity	$20,154	$407	$(81)	$20,480
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$68,975	$177	$(1,231)	$67,921
Collateralized mortgage obligations	56,625	55	(1,031)	55,649
SBA loan pool securities	23,144	—	(512)	22,632
Municipal bonds	784	5	—	789
Total securities available-for-sale	$149,528	$237	$(2,774)	$146,991
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$16,659	$—	$(602)	$16,057
Municipal bonds	5,101	37	(43)	5,095
Total securities held-to-maturity	$21,760	$37	$(645)	$21,152

As of December 31, 2019 and 2018, pledged securities were $99.3 million and $112.2 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of December 31, 2019. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale		Securities Held-To-Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$102	$103
One to five years	—	—	2,226	2,302
Five to ten years	764	782	285	298
Greater than ten years	—	—	2,326	2,573
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pool securities	97,087	96,784	15,215	15,204
Total	$97,851	$97,566	$20,154	$20,480

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Gross realized gains on sales and calls of securities available-for-sale	$786	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$786	$—	$—
Proceeds from sales and calls of securities available-for-sale	$33,627	$1,075	$—
Tax expense on sales and calls of securities available-for-sale	$234	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time That Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$5,401	$(28)	5	$15,772	$(123)	23	$21,173	$(151)	28
Collateralized mortgage obligations	15,392	(52)	13	19,834	(205)	23	35,226	(257)	36
SBA loan pool securities	4,787	(38)	5	2,308	(23)	4	7,095	(61)	9
Total securities available-for-sale	$25,580	$(118)	23	$37,914	$(351)	50	$63,494	$(469)	73
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7
Total securities held-to-maturity	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7
December 31, 2018
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$1,868	$(6)	2	$41,845	$(1,225)	48	$43,713	$(1,231)	50
Collateralized mortgage obligations	7,067	(29)	5	34,943	(1,002)	34	42,010	(1,031)	39
SBA loan pool securities	2,809	(7)	2	19,823	(505)	18	22,632	(512)	20
Total securities available-for-sale	$11,744	$(42)	9	$96,611	$(2,732)	100	$108,355	$(2,774)	109
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$2,022	$(23)	1	$14,035	$(579)	15	$16,057	$(602)	16
Municipal bonds	2,600	(38)	8	497	(5)	3	3,097	(43)	11
Total securities held-to-maturity	$4,622	$(61)	9	$14,532	$(584)	18	$19,154	$(645)	27

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
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2019 and 2018 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2019 and 2018. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the years ended December 31, 2019, 2018 and 2017.
Note 4. Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Real estate loans:
Commercial property	$803,014	$709,409
Residential property	235,046	233,816
SBA property	129,837	120,939
Construction	19,164	27,323
Total real estate loans	1,187,061	1,091,487
Commercial and industrial loans:
Commercial term	103,380	102,133
Commercial lines of credit	111,768	91,994
SBA commercial term	25,332	27,147
Total commercial and industrial loans	240,480	221,274
Other consumer loans	23,290	25,921
Loans held-for-investment	1,450,831	1,338,682
Allowance for loan losses	(14,380)	(13,167)
Net loans held-for-investment	$1,436,451	$1,325,515

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2019 and 2018, the Company had $3.8 million and $2.4 million, respectively, of such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
Balance at January 1, 2017	$7,497	$3,657	$166	$11,320
Charge-offs	(168)	(1,320)	(88)	(1,576)
Recoveries on loans previously charged off	1	580	72	653
Provision (reversal) for loan losses	1,177	631	19	1,827
Balance at December 31, 2017	8,507	3,548	169	12,224
Charge-offs	(381)	(272)	(356)	(1,009)
Recoveries on loans previously charged off	213	356	152	721
Provision for loan losses	765	245	221	1,231
Balance at December 31, 2018	9,104	3,877	186	13,167
Charge-offs	(31)	(3,350)	(198)	(3,579)
Recoveries on loans previously charged off	6	378	171	555
Provision for loan losses	775	3,449	13	4,237
Balance at December 31, 2019	$9,854	$4,354	$172	$14,380

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$4	$15	$—	$19
Collectively evaluated for impairment	9,850	4,339	172	14,361
Total	$9,854	$4,354	$172	$14,380
Loans receivable:
Individually evaluated for impairment	$2,158	$2,401	$—	$4,559
Collectively evaluated for impairment	1,184,903	238,079	23,290	1,446,272
Total	$1,187,061	$240,480	$23,290	$1,450,831
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1	$93	$—	$94
Collectively evaluated for impairment	9,103	3,784	186	13,073
Total	$9,104	$3,877	$186	$13,167
Loans receivable:
Individually evaluated for impairment	$1,156	$320	$—	$1,476
Collectively evaluated for impairment	1,090,331	220,954	25,921	1,337,206
Total	$1,091,487	$221,274	$25,921	$1,338,682

Credit Quality Indicators
The following table presents the risk categories for the recoded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Real estate loans:
Commercial property	$802,373	$—	$641	$—	$803,014
Residential property	235,046	—	—	—	235,046
SBA property	124,135	72	5,630	—	129,837
Construction	17,453	1,711	—	—	19,164
Commercial and industrial loans:
Commercial term	103,380	—	—	—	103,380
Commercial lines of credit	109,880	—	1,888	—	111,768
SBA commercial term	24,677	—	655	—	25,332
Other consumer loans	23,242	—	48	—	23,290
Total	$1,440,186	$1,783	$8,862	$—	$1,450,831
December 31, 2018
Real estate loans:
Commercial property	$708,742	$—	$667	$—	$709,409
Residential property	233,514	—	302	—	233,816
SBA property	115,543	74	5,322	—	120,939
Construction	24,325	2,998	—	—	27,323
Commercial and industrial loans:
Commercial term	102,106	—	27	—	102,133
Commercial lines of credit	91,395	599	—	—	91,994
SBA commercial term	26,616	—	531	—	27,147
Other consumer loans	25,905	—	16	—	25,921
Total	$1,328,146	$3,671	$6,865	$—	$1,338,682

Substandard SBA property loans included $2.4 million and $2.3 million of guaranteed portion by the U.S. government agency at December 31, 2019 and 2018, respectively.

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
December 31, 2019
Real estate loans:
Residential property	$—	$697	$—	$—	$697
SBA property	794	—	—	442	1,236
Commercial and industrial loans:
Commercial lines of credit	—	—	—	1,888	1,888
SBA commercial term	—	189	287	159	635
Other consumer loans	99	39	—	48	186
Total	$893	$925	$287	$2,537	$4,642
December 31, 2018
Real estate loans:
Residential property	$95	$—	$—	$302	$397
SBA property	183	—	—	540	723
Commercial and industrial loans:
SBA commercial term	—	—	—	203	203
Other consumer loans	90	9	—	16	115
Total	$368	$9	$—	$1,061	$1,438

There were no nonaccrual loans guaranteed by the U.S. government agency at December 31, 2019 and 2018.

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
Real estate loans:
Commercial property	$339	$338	$—	$—	$—
SBA property	1,699	1,828	120	154	4
Commercial and industrial loans:
Commercial term	28	28	—	—	—
Commercial lines of credit	1,888	1,888	—	—	—
SBA commercial term	457	495	28	28	15
Total	$4,411	$4,577	$148	$182	$19
December 31, 2018
Real estate loans:
Residential property	$302	$303	$—	$—	$—
SBA property	802	854	52	50	1
Commercial and industrial loans:
Commercial term	68	69	—	—	—
SBA commercial term	73	99	179	189	93
Total	$1,245	$1,325	$231	$239	$94

The following table presents information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$170	$12	$199	$—	$396	$5
Residential property	38	—	281	—	—	—
SBA property	1,685	41	1,245	22	1,982	35
Commercial and industrial loans:
Commercial term	47	3	112	8	512	30
Commercial lines of credit	921	—	5	—	431	39
SBA commercial term	224	9	382	8	595	25
Total	$3,085	$65	$2,224	$38	$3,916	$134

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$213	$191	$294
Less: interest income recognized on impaired loans on a cash basis	(65)	(38)	(128)
Interest income foregone on impaired loans	$148	$153	$166

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	December 31,
	2019			2018
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$339	$—	$339	$—	$—	$—
SBA property	294	121	415	315	—	315
Commercial and industrial loans:
Commercial term	28	—	28	68	—	68
SBA commercial term	39	—	39	49	131	180
Total	$700	$121	$821	$432	$131	$563

The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of December 31, 2019 and 2018.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $4 thousand and $86 thousand of allowance for loan losses as of December 31, 2019 and 2018, respectively.

The following table presents new loans that were modified as TDRs by portfolio segment for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Real estate loans:
Commercial property	1	$341	$341	—	$—	$—	1	$312	$301
SBA property	2	254	254	—	—	—	—	—	—
Commercial and industrial loans:
SBA commercial term	2	15	15	—	—	—	3	274	241
Total	5	$610	$610	—	$—	$—	4	$586	$542

The following table summarized the TDRs by modification type for the periods indicated:

	Principal (1)		Principal and Interest (2)		Total
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Year ended December 31, 2019:
Real estate loans:
Commercial property	—	$—	1	$341	1	$341
SBA property	2	254	—	—	2	254
Commercial and industrial loans:
SBA commercial term	2	15	—	—	2	15
Total	4	$269	1	$341	5	$610
Year ended December 31, 2017:
Real estate loans:
Commercial property	1	$312	—	$—	1	$312
Commercial and industrial loans:
SBA commercial term	3	274	—	—	3	274
Total	4	$586	—	$—	4	$586

(1) Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payment to interest only payment.
(2) Includes principal and interest deferments or reductions.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the years ended December 31, 2019, 2018 or 2017.

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Real estate loans:
Commercial property	$—	$2,112	$—
Residential property	824	5,950	—
Total	$824	$8,062	$—

The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Real estate loans:
Residential property	$1,539	$—	$—
Total	$1,539	$—	$—

The Company had no sales of loans held-for-investment during the years ended December 31, 2019, 2018 and 2017. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Real estate loans:
Residential property	$760	$—
SBA property	150	5,481
Commercial and industrial loans:
SBA commercial term	1,065	300
Total	$1,975	$5,781

Note 5. Premises and Equipment
The following table presents a composition of premises and equipment as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Leasehold improvements	$6,791	$6,787
Furniture, fixtures and equipment	3,305	2,992
Computer equipment	2,207	2,033
Computer software	1,360	1,262
Total premises and equipment	13,663	13,074
Less: accumulated depreciation	(9,903)	(8,486)
Premises and equipment, net	$3,760	$4,588

The Company recognized depreciation expense of $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively

Note 6. Operating Leases
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
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

($ in thousands)	Year Ended December 31, 2019
Operating lease cost (1)	$2,632
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	—
Right-of-use assets obtained in exchange for lease obligations	1,616

(1)	Included in Occupancy and Equipment on the Consolidated Statements of Income. Operating lease cost for the years ended December 31, 2018 and 2017 was under Topic 840.
The Company used the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of December 31, 2019:

($ in thousands)	December 31, 2019
Operating leases:
Operating lease assets	$8,991
Operating lease liabilities	9,990
Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	2.81%

The following table presets maturities of operating lease liabilities as of December 31, 2019:

($ in thousands)	December 31,
Maturities:
2020	$2,686
2021	2,283
2022	2,171
2023	1,828
2024	547
After 2024	1,352
Total lease payment	10,867
Imputed interest	(877)
Present value of operating lease liabilities	$9,990

Note 7. Servicing Assets
At December 31, 2019 and 2018, total servicing assets were $6.8 million and $7.7 million, respectively. The Company sold loans of $99.6 million, $97.7 million and $127.3 million, respectively, with the servicing rights retained and recognized a net gain on sale of $5.9 million, $5.4 million and $8.9 million, respectively, during the years ended December 31, 2019, 2018 and 2017. Loan servicing income was $2.3 million, $2.2 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	December 31,
	2019			2018
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$171	$5,805	$822	$244	$6,349	$1,073
Fair value	$200	$6,693	$976	$298	$6,937	$1,206
Discount rates	11.25%	13.25%	12.75%	11.25%	13.25%	12.75%
Prepayment speeds	26.60%	16.28%	16.03%	25.00%	14.12%	13.55%
Weighted average remaining life	24.2 years	21.3 years	7.0 years	25.2 years	21.1 years	7.4 years
Underlying loans being serviced	$32,428	$384,007	$82,181	$45,728	$367,856	$93,073

The following table presents activity in servicing assets for the periods indicated:

($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Total
Balance at January 1, 2017	$408	$6,692	$1,202	$8,302
Additions	—	2,353	551	2,904
Amortization	(100)	(1,676)	(457)	(2,233)
Balance at December 31, 2017	308	7,369	1,296	8,973
Additions	22	1,166	270	1,458
Amortization	(86)	(2,186)	(493)	(2,765)
Balance at December 31, 2018	244	6,349	1,073	7,666
Additions	—	1,329	185	1,514
Amortization	(73)	(1,873)	(436)	(2,382)
Balance at December 31, 2019	$171	$5,805	$822	$6,798

Note 8. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of year	—	99	506
Additions	395	—	—
Sales	(329)	(210)	(296)
Net change in valuation allowance	(66)	111	(111)
Balance at end of year	$—	$—	$99

The following table presents activity in OREO valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of year	—	111	—
Additions	66	—	111
Net direct write-downs and removal from sale	(66)	(111)	—
Balance at end of year	$—	$—	$111

The following table presents expenses related to OREOs for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Net (gain) loss on sales	1	(3)	5
Operating expenses, net of rental income	—	—	—
Total	$1	$(3)	$5

The Company did not provide loans to finance the purchase of its OREO properties during the years ended December 31, 2019, 2018 or 2017.
Note 9. Deposits
At December 31, 2019 and 2018, total deposits were $1.48 billion and $1.44 billion, respectively, and total interest-bearing deposits were $1.12 billion and $1.11 billion, respectively. The aggregate amount of deposits reclassified as loans, such as overdrafts, was $121 thousand and $210 thousand at December 31, 2019 and 2018, respectively.
The Company had California State Treasurer’s deposits of $90.0 million and $100.0 million in time deposits of more than $250,000 at December 31, 2019 and 2018, respectively. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2019 and 2018, the Company pledged securities with amortized cost of $99.3 million and $112.2 million, respectively, for the California State Treasurer’s deposits. At December 31, 2019 and 2018, the Company had brokered deposits of $92.4 million and $42.5 million, respectively.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $5.4 million and $6.0 million at December 31, 2019 and 2018, respectively.
The following table presents scheduled maturities of time deposits as of December 31, 2019:

($ in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Time deposits of $250,000 or less	$450,104	$12,179	$3,523	$1,014	$543	$—	$467,363
Time deposits of more than $250,000	283,899	5,515	312	—	—	—	289,726
Total time deposits	$734,003	$17,694	$3,835	$1,014	$543	$—	$757,089

Note 10. Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had $20.0 million and $30.0 million in FHLB advances at December 31, 2019 and 2018, respectively. FHLB advances consisted of fixed interest rates with original maturity terms ranging from three to five years at December 31, 2019.
The following table presents scheduled maturities of FHLB advances as of December 31, 2019:

($ in thousands)	2020	2021	2022	2023	Thereafter	Total
Fixed Rate	$10,000	$—	$10,000	$—	$—	$20,000
Variable Rate	—	—	—	—	—	—
Total	$10,000	$—	$10,000	$—	$—	$20,000

The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2019	2018	2017
Weighted-average interest rate at end of year	1.92%	1.81%	1.71%
Average interest rate during the year	1.86%	1.75%	1.71%
Average balance	$25,370	$34,904	$20,384
Maximum amount outstanding at any month-end	$35,000	$40,000	$40,000
Balance at end of year	$20,000	$30,000	$40,000

Advances paid early are subject to a prepayment penalty. At December 31, 2019 and 2018, loans pledged to secure from FHLB advances were $621.7 million and $523.4 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.2 million and $7.3 million, respectively, at December 31, 2019 and 2018. The Company had additional borrowing capacity of $404.8 million and $386.0 million, respectively, from the FHLB as of December 31, 2019 and 2018.
Other Borrowing Arrangements
At December 31, 2019, the Company had $37.9 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $46.1 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $35.0 million overnight federal funds lines on an unsecured basis with correspondent banks at December 31, 2019.

Note 11. Shareholders’ Equity
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
Stock Repurchase
On March 28, 2019, the Company’s Board of Directors approved the repurchase of up to $6.5 million of the Company’s common stock through March 27, 2020. During the year ended December 31, 2019, the Company completed the repurchase program, and repurchased and retired 396,715 shares of common stock.
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

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Unrealized loss on securities available-for-sale:
Balance at beginning of year	$(1,647)	$(1,223)	$(531)
Other comprehensive loss
Unrealized gain (loss) arising during the year	3,038	(595)	(778)
Reclassification adjustment from other comprehensive income	(786)	—	—
Tax effect of current period changes	(662)	171	328
Total other comprehensive income (loss)	1,590	(424)	(450)
Reclassification of disproportionate tax effect to retained earnings	—	—	(242)
Balance at end of year	$(57)	$(1,647)	$(1,223)

Note 12. Share-Based Compensation
On July 25, 2013, the Company adopted the Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provided for options to purchase 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of December 31, 2019, there were 539,514 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Share-based compensation expense related to:
Stock options	$650	$648	$699
Restricted stock awards	59	—	—
Total share-based compensation expense	$709	$648	$699
Related tax benefits	$44	$50	$88

The following table presents unrecognized share-based compensation expense as of December 31, 2019:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$986	2.1 years
Restricted stock awards	566	4.0 years
Total unrecognized share-based compensation expense	$1,552	2.8 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price on the grant date, and generally have a three-to five-year vesting period and contractual terms of ten years. The Company recognizes an income tax deduction upon exercise of the stock option by the option holder in an amount equal to the taxable income reported by the option holders. The option holder recognizes taxable income based on the closing market price immediately before the exercise date less the exercise price stated in the grant agreement.
The following table presents the weighted-average assumptions used to determine the fair value of options granted for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.06%	2.58%	2.08%
Expected term	5.00 years	6.18 years	6.50 years
Expected stock price volatility	36.10%	37.10%	42.72%
Dividend yield	1.33%	0.78%	0.89%

The following table presents information related to the stock option plan for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2019	2018	2017
Intrinsic value of options exercised	$851	$601	$235
Cash received from options exercised	$627	$310	$134
Tax benefit from options exercised	$31	$21	$6
Weighted-average estimated fair value per share of options granted	$5.76	$5.71	$5.08

The following table represents stock option activity as of and for year ended December 31, 2019:

	Year Ended December 31, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of year	898,291	$9.81	6.55 years	$5,243
Granted	25,000	$16.94	10.00 years
Exercised	(88,277)	$7.09	4.51 years
Forfeited	(5,638)	$10.18	5.69 years
Balance at end of year	829,376	$10.32	5.80 years	$5,776
Exercisable at end of year	583,059	$9.05	5.17 years	$4,799

The following table represents information regarding unvested stock options for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	347,274	$12.17
Granted	25,000	$16.94
Vested	(120,319)	$10.91
Forfeited	(5,638)	$10.18
Balance at end of year	246,317	$13.31

Restricted Stock Awards
The Company also has granted restricted stock awards (“RSAs”) to certain employees and officers. The RSAs are valued at the closing market price of the Company's stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	—	$—
Granted	37,700	$16.61
Vested	(300)	$17.09
Outstanding at end of period	37,400	$16.60

Note 13. Employee Benefit Plans
The Company has adopted a defined contribution 401(k) plan for the benefit of its employees. The Company matches 75% of an employee’s contribution up to 8% of the employee’s salary each year. The Board of Directors may make a discretionary contribution to the plan annually. The Company’s contribution to the plan for was $831 thousand, $739 thousand and $629 thousand for the years ended December 31, 2019, 2018 and 2017.

Note 14. Income Taxes
The following table presents the components of income tax expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Current:
Federal	$8,317	$6,322	$9,924
State	4,499	3,481	3,282
Total current income tax expense	12,816	9,803	13,206
Deferred:
Federal	(1,747)	369	66
Adjustment of deferred tax assets for enacted changes in tax rate	—	25	1,622
State	(826)	247	45
Total deferred income tax expense (benefit)	(2,573)	641	1,733
Total	$10,243	$10,444	$14,939

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21.00%	21.00%	35.00%
State franchise tax, net of federal tax benefit	8.45%	8.48%	6.90%
Share-based compensation	0.10%	0.24%	0.49%
Remeasurement from the Tax Cuts and Jobs Act	—%	0.07%	5.17%
Other items, net	0.27%	0.27%	0.10%
Effective income tax rate	29.82%	30.06%	47.66%

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which included a number of changes to existing U.S. tax laws, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning in 2018. As a result of the Tax Cuts and Jobs Act, the Company revalued its deferred tax assets and liabilities and recorded a reduction of its net deferred tax assets in the amount of $25 thousand and $1.6 million in deferred income tax expense for the years ended December 31, 2018 and 2017, respectively. The Tax Cuts and Jobs Act also places limits on certain tax deductions beginning in 2018.

The following table presents the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$4,219	$3,866
Share-based compensation	299	264
Unrealized loss on investment securities	84	744
Loans held-for-sale market adjustment	99	—
Operating lease liabilities	2,931	—
Deferred rent payable	—	181
State tax benefit	947	739
Other	312	348
Total deferred tax assets	8,891	6,142
Deferred tax liabilities:
Depreciation on premises and equipment	308	453
Loans held-for-sale market adjustment	—	1,653
Deferred loan origination costs	597	582
Operating lease assets	2,638	—
Other	60	77
Total deferred tax liabilities	3,603	2,765
Deferred tax assets, net	$5,288	$3,377

The Company adopted ASU 2016-02 “Leases (Topic 842)” on January 1, 2019, but this new standard did not change the treatment of leases for income tax purposes. The right-of-use assets and related leases liabilities are not required to be capitalized for income tax purposes, and this difference between the GAAP and income tax basis resulted in temporary differences. Accordingly, the Company recognized deferred tax assets and liabilities associated with right-of-use assets and related leases liabilities for the year ended December 31, 2019.
The Company had no valuation allowances for deferred tax assets as of December 31, 2019 and 2018. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, and a valuation allowance was not necessary as of December 31, 2019 and 2018.
At December 31, 2019 and 2018, the Company had no unrecognized tax benefits, or related accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of December 31, 2019, the Company is no longer subject to examination by taxing authorities for tax years before 2016 for federal taxes and before 2015 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 15. Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share)	2019	2018	2017
Basic earnings per share:
Net income	$24,108	$24,301	$16,403
Less: income allocated to unvested restricted stock	(22)	—	—
Net income allocated to common stock	$24,086	$24,301	$16,403
Weighted-average total common shares outstanding	15,887,566	14,397,075	13,408,030
Less: weighted-average unvested restricted stock	(14,183)	—	—
Weighted-average common shares outstanding, basic	15,873,383	14,397,075	13,408,030
Basic earnings per share	$1.52	$1.69	$1.22
Diluted earnings per share:
Net income allocated to common stock	$24,086	$24,301	$16,403
Weighted-average commons shares outstanding	15,873,383	14,397,075	13,408,030
Diluted effect of stock options	298,899	294,295	132,263
Diluted weighted-average common shares outstanding	16,172,282	14,691,370	13,540,293
Diluted earnings per share	$1.49	$1.65	$1.21

There were 155,000, 5,000, and 0 stock options excluded in computing diluted earnings per share because they were anti-dilutive for years ended December 31, 2019, December 31, 2018, and 2017, respectively.
Note 16. Commitments and Contingencies
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and letters of credit. Those instruments involve to varying degrees, elements of credit, and interest rate risk not recognized in the Company’s consolidated financial statements.
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Commitments to extend credit	$171,608	$127,443
Standby letters of credit	3,300	2,998
Commercial letters of credit	292	477
Total	$175,200	$130,918

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $301 thousand and $139 thousand, respectively, at December 31, 2019 and 2018.
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

Note 17. Regulatory Matters
Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in from 0.0% in 2015 to 2.50% by 2019. Management believes as of December 31, 2019 and 2018, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” in 2018, which increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.90% and 8.71%, respectively, as of December 31, 2019, and 9.31% and 9.21%, respectively, as of December 31, 2018. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$226,069	15.87%	$64,087	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	240,750	16.90%	113,933	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	226,069	15.87%	85,450	6.0%	N/A	N/A
Tier 1 capital (to average assets)	226,069	13.23%	68,355	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$223,241	15.68%	$64,084	4.5%	$92,566	6.5%
Total capital (to risk-weighted assets)	237,922	16.71%	113,928	8.0%	142,410	10.0%
Tier 1 capital (to risk-weighted assets)	223,241	15.68%	85,446	6.0%	113,928	8.0%
Tier 1 capital (to average assets)	223,241	13.06%	68,354	4.0%	85,442	5.0%
December 31, 2018
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$210,871	16.28%	$58,273	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	224,178	17.31%	103,596	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	210,871	16.28%	77,697	6.0%	N/A	N/A
Tier 1 capital (to average assets)	210,871	12.60%	66,930	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$209,587	16.19%	$58,272	4.5%	$84,171	6.5%
Total capital (to risk-weighted assets)	222,894	17.21%	103,594	8.0%	129,493	10.0%
Tier 1 capital (to risk-weighted assets)	209,587	16.19%	77,696	6.0%	103,594	8.0%
Tier 1 capital (to average assets)	209,587	12.53%	66,929	4.0%	83,661	5.0%

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
The Federal Reserve, the FDIC and CDBO periodically examine the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Company’s capital, to restrict growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Company’s deposit insurance and place the Company into receivership or conservatorship.
On April 30, 2019, the FDIC, the CDBO and the Bank entered into a stipulation consenting to the issuance of a consent order (the “Order”) relating to the Bank’s BSA/AML.
The Order requires, among other things, that the Bank correct all violations found in the prior examination and to improve its process to better identify and monitor accounts and transactions that pose a greater than normal risk for compliance with BSA/AML. The Order also requires the Board of Directors of the Bank to increase its oversight of the Bank’s compliance with BSA/AML rules and regulations. In addition, the Bank is to ensure that the BSA/AML compliance program is managed by a qualified officer with sufficient experience and resources necessary to administer an effective BSA/AML compliance program, and to seek prior FDIC and CDBO non-objection to a change in such officer or the officer in charge of Office of Foreign Assets Control compliance matters, or material changes to their responsibilities. Further, the Order requires that the Bank develop and maintain an effective BSA/AML compliance program, monitoring mechanisms, validation of risk rating and suspicious activity monitoring, and training programs for staff. Further, the Bank must review and enhance its BSA/AML risk assessment and customer due diligence, complete a BSA/AML staffing assessment and conduct a “look back” to more highly scrutinize certain transactions that occurred during a six-month period in 2018 to determine if any suspicious activity requiring reporting went undetected. Finally, the Bank must provide periodic reports of progress to the FDIC and CDBO and provide for independent testing of the overall compliance program to ensure continued compliance, and seek prior FDIC and CDBO non-objection to the establishment of any new branches or other offices, or introduction of new delivery channels, products, services, or lines of business.
Subsequent to the Order, the Bank implemented many actions to respond to the requirements of the Order and submitted all required reports to the FDIC and CDBO. Recently, the FDIC and CDBO have raised concerns with the depth of the “look back” and continued turnover in the Bank's BSA department, and management is reviewing both concerns in detail and intends to address them. Even though the Company believes that the Bank has addressed many of items under the Order, it will take some time to address, to the satisfaction of the regulators, the specific issues unique to the Bank’s operation and it is still uncertain whether acceptable progress towards compliance with the Order, as determined in the sole discretion of the FDIC and CDBO, will ultimately be achieved in the future.

Note 18. Revenue Recognition
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
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$113	$108	$100
Account analysis fees	972	975	912
Non-sufficient funds charges	364	326	276
Other deposit related fees	95	91	89
Total service charges and fees on deposits	1,544	1,500	1,377
Debit card fees	272	221	203
Gain (loss) on sale of other real estate owned	(1)	3	(20)
Wire transfer fees	515	472	431
Other service charges	221	243	208
Total noninterest income in-scope of Topic 606	$2,551	$2,439	$2,199

Note 19. Condensed Financial Statements for Parent Company
The parent company’s condensed statements of financial condition as of December 31, 2019 and 2018, and the related condensed statements of income and comprehensive income, and condensed statements of cash flows for the years ended December 31, 2019, 2018, and 2017 are presented below:
Condensed Balance Sheets

	December 31,
($ in thousands)	2019	2018
Assets
Cash	$2,739	$1,254
Investment in Pacific City Bank	224,006	209,012
Other assets	89	49
Total assets	$226,834	$210,315
Liabilities and Shareholders’ Equity
Other liabilities	—	19
Total liabilities	—	19
Total shareholders’ equity	226,834	210,296
Total liabilities and shareholders’ equity	$226,834	$210,315

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Income:
Dividends from subsidiary	$11,950	$1,694	$1,566
Other income	—	—	—
Total income	11,950	1,694	1,566
Expense:
Other expense	835	923	454
Total expense	835	923	454
Income (loss) before taxes and equity in undistributed subsidiary income	11,115	771	1,112
Income tax benefit	(245)	(277)	(190)
Income (loss) before equity in undistributed subsidiary income	11,360	1,048	1,302
Equity in undistributed subsidiary income	12,748	23,253	15,101
Net income	24,108	24,301	16,403
Other comprehensive loss, net of tax	1,590	(424)	(450)
Comprehensive income	$25,698	$23,877	$15,953

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$24,108	$24,301	$16,403
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(12,748)	(23,253)	(15,101)
Change in other assets	(40)	(29)	3
Change in other liabilities	(19)	19	(28)
Net cash provided by (used in) operating activities	11,301	1,038	1,277
Cash flows from investing activities:
Capital contribution to subsidiary	—	(44,361)	—
Net cash used in investing activities	—	(44,361)	—
Cash flows from financing activities:
Stock issued under stock offering, net of expenses	—	45,037	—
Repurchase of common stock	(6,480)	—	—
Stock options exercised	626	310	134
Cash dividends paid on common stock	(3,962)	(1,760)	(1,609)
Net cash provided by (used in) financing activities	(9,816)	43,587	(1,475)
Net increase (decrease) in cash and cash equivalents	1,485	264	(198)
Cash and cash equivalents at beginning of year	1,254	990	1,188
Cash and cash equivalents at end of year	$2,739	$1,254	$990

Note 20. Quarterly Results of Operations (Unaudited)
The following table presents the unaudited quarterly results of operations for the year ended December 31, 2019:

	Three Months Ended
($ in thousands, except per share)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Interest income	$22,952	$24,030	$23,687	$22,276
Interest expense	5,799	6,338	6,158	5,616
Net interest income	17,153	17,692	17,529	16,660
Provision for loan losses	(85)	394	(102)	4,030
Noninterest income	2,409	3,054	2,802	3,604
Noninterest expense	10,289	10,984	10,777	10,265
Income before income taxes	9,358	9,368	9,656	5,969
Income tax expense	2,794	2,767	2,871	1,811
Net income	$6,564	$6,601	$6,785	$4,158

Earnings per common share, basic	$0.41	$0.41	$0.43	$0.26
Earnings per common share, diluted	$0.40	$0.40	$0.42	$0.26

The following table presents the unaudited quarterly results of operations for the year ended December 31, 2018:

	Three Months Ended
($ in thousands, except per share)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income	$18,628	$20,344	$21,496	$23,231
Interest expense	3,334	4,462	4,780	5,375
Net interest income	15,294	15,882	16,716	17,856
Provision (reversal) for loan losses	95	425	417	294
Noninterest income	3,362	2,273	2,580	2,239
Noninterest expense	9,631	10,940	9,520	10,135
Income before income taxes	8,930	6,790	9,359	9,666
Income tax expense	2,666	2,028	2,816	2,934
Net income	$6,264	$4,762	$6,543	$6,732

Earnings per common share, basic	$0.47	$0.35	$0.44	$0.42
Earnings per common share, diluted	$0.46	$0.35	$0.44	$0.41

Note 21. Subsequent Events
Announcement of Stock Repurchase Plan. On January 23, 2020, the Company announced that on November 22, 2019, its Board of Directors approved a $6.5 million stock repurchase program to commence upon the opening of the Company’s trading window for the first quarter of 2020 and continue through November 20, 2021.
Dividend Declared on Common Stock. On January 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share for the first quarter of 2020. The dividend will be paid on or about March 13, 2020, to shareholders of record as of the close of business on February 28, 2020.
The Company has evaluated the effects of events that have occurred subsequent to December 31, 2019 through the issuance date of these consolidated financial statements. Other than the events described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed at a reasonable assurance level to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, the Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.
Attestation Report of the Company's Independent Registered Public Accounting Firm
As an Emerging Growth Company and Smaller Reporting Company, the Company is not required to provide an attestation report on its internal control over financial reporting by its independent registered public accounting firm.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during its fourth fiscal quarter of 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
As previously disclosed by 8-K filed on May 3, 2019, on April 30, 2019, the FDIC, the CDBO and the Bank entered into a stipulation consenting to the issuance of a consent order (the “Order”) relating to the Bank’s BSA/AML.
The Order requires, among other things, that the Bank correct all violations found in the prior examination and to improve its process to better identify and monitor accounts and transactions that pose a greater than normal risk for compliance with BSA/AML. The Order also requires the Board of Directors of the Bank to increase its oversight of the Bank’s compliance with BSA/AML rules and regulations. In addition, the Bank is to ensure that the BSA/AML compliance program is managed by a qualified officer with sufficient experience and resources necessary to administer an effective BSA/AML compliance program, and to seek prior FDIC and CDBO non-objection to a change in such officer or the officer in charge of Office of Foreign Assets Control compliance matters, or material changes to their responsibilities. Further, the Order requires that the Bank develop and maintain an effective BSA/AML compliance program, monitoring mechanisms, validation of risk rating and suspicious activity monitoring, and training programs for staff. Further, the Bank must review and enhance its BSA/AML risk assessment and customer due diligence, complete a BSA/AML staffing assessment and conduct a “look back” to more highly scrutinize certain transactions that occurred during a six-month period in 2018 to determine if any suspicious activity requiring reporting went undetected. Finally, the Bank must provide periodic reports of progress to the FDIC and CDBO and provide for independent testing of the overall compliance program to ensure continued compliance, and seek prior FDIC and CDBO non-objection to the establishment of any new branches or other offices, or introduction of new delivery channels, products, services, or lines of business.
The Order will remain in effect until terminated, modified or suspended by the FDIC and CDBO. The Bank’s Management and Board of Directors have expressed their full intention and ability to comply with all parts of the Order. The Bank began taking corrective actions prior to entry of the Order after communicating with the regulators and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. Importantly, and prior to the entry of the Order, the Bank sought and received FDIC and CDBO non-objection to hiring a new BSA officer, Susan Wahba, CAMS, who began working for the Bank on March 19, 2019, and brings significant experience in BSA/AML compliance, including as a former bank examiner and BSA/AML trainer for the FDIC, and most recently as the Chief Risk Officer for another Los Angeles area bank. Compliance with the requirements of the Order will be determined by the regulators in subsequent examinations. Subsequent to the Order, the Bank implemented many actions to respond to the requirements of the Order, and submitted all required reports to the FDIC and CDBO. Recently, the FDIC and CDBO have raised concerns with the depth of the “look back” and continued turnover in the Bank's BSA department, and management is reviewing both concerns in detail and intends to address them. Even though the Company believes that the Bank has addressed many of the items under the Order, it will take some time to address, to the satisfaction of the regulators, the specific issues unique to the Bank’s operation and it is still uncertain whether acceptable progress towards compliance with the Order, as determined in the sole discretion of the FDIC and CDBO, will ultimately be achieved in the future.
The Bank will incur additional non-interest expenses associated with the implementation of the required corrective actions; however, both these expenses and the Order are not expected to have a material impact on the results of operations or financial position of the Bank or the Company.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), which will be filed with the SEC not later than April 30, 2020.
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
During 2019, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s 2020 Proxy Statement which will be filed with the SEC not later than April 30, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s 2020 Proxy Statement which will be filed with the SEC not later than April 30, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Company’s 2020 Proxy Statement which will be filed with the SEC not later than April 30, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the Company’s 2020 Proxy Statement which will be filed with the SEC not later than April 30, 2020.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements: See Part II - Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statements schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock*
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
11.1	Reserved
12.1	Reserved
21.1	Subsidiaries of the Registrant*
23.1	Consent of Crowe LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCB Bancorp

Date:	March 9, 2020	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Henry Kim	Director, President and Chief Executive Officer	March 9, 2020
	Henry Kim	(Principal Executive Officer)

By:	/s/ Timothy Chang	Executive Vice President and Chief Financial Officer	March 9, 2020
	Timothy Chang	(Principal Financial and Accounting Officer)

By:	/s/ Sang Young Lee	Chairman of the Board of Directors	March 9, 2020
Sang Young Lee

By:	/s/ Kijun Ahn	Director	March 9, 2020
Kijun Ahn

By:	/s/ Haeyoung Cho	Director	March 9, 2020
Haeyoung Cho

By:	/s/ Hong Kyun “Daniel” Park	Director	March 9, 2020
Hong Kyun “Daniel” Park

By:	/s/ Don Rhee	Director	March 9, 2020
Don Rhee