Form 10-Q
period 2020-03-31
PCB BANCORP
filed 2020-05-11
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of April 30, 2020, the registrant had outstanding 15,376,498 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
March 31, 2020

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, but are not limited to, the following:

•
business and economic conditions, particularly those affecting the financial services industry and our primary market areas and arising from current COVID-19 pandemic and governmental and societal responses thereto;

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$14,880	$17,808
Interest-bearing deposits in other financial institutions	174,039	128,420
Total cash and cash equivalents	188,919	146,228
Securities available-for-sale, at fair value	98,568	97,566
Securities held-to-maturity, at amortized cost (fair value of $20,449 at March 31, 2020 and $20,480, at December 31, 2019)	19,711	20,154
Total investment securities	118,279	117,720
Loans held-for-sale	16,191	1,975
Loans held-for-investment, net of deferred loan costs (fees)	1,451,038	1,450,831
Allowance for loan losses	(16,674)	(14,380)
Net loans held-for-investment	1,434,364	1,436,451
Premises and equipment, net	4,797	3,760
Federal Home Loan Bank and other restricted stock, at cost	8,345	8,345
Other real estate owned, net	376	—
Deferred tax assets, net	5,140	5,288
Servicing assets	6,358	6,798
Operating lease assets	8,393	8,991
Accrued interest receivable and other assets	8,775	10,772
Total assets	$1,799,937	$1,746,328
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$394,084	$360,039
Savings, NOW and money market accounts	374,033	362,179
Time deposits of $250,000 or less	442,355	467,363
Time deposits of more than $250,000	266,970	289,726
Total deposits	1,477,442	1,479,307
Federal Home Loan Bank advances	80,000	20,000
Operating lease liabilities	9,349	9,990
Accrued interest payable and other liabilities	9,021	10,197
Total liabilities	1,575,812	1,519,494
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 15,370,086 and 15,707,016 shares issued and outstanding, respectively, and included 38,400 and 37,400 shares of unvested restricted stock, respectively, at March 31, 2020 and December 31, 2019	163,532	169,221
Retained earnings	59,702	57,670
Accumulated other comprehensive income (loss), net	891	(57)
Total shareholders’ equity	224,125	226,834
Total liabilities and shareholders’ equity	$1,799,937	$1,746,328

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$20,406	$20,934
Interest on tax-exempt investment securities	38	39
Interest on investment securities	606	1,054
Interest and dividends on other interest-earning assets	610	925
Total interest income	21,660	22,952
Interest expense:
Interest on deposits	4,992	5,665
Interest on borrowings	102	134
Total interest expense	5,094	5,799
Net interest income	16,566	17,153
Provision (reversal) for loan losses	2,896	(85)
Net interest income after provision for loan losses	13,670	17,238
Noninterest income:
Service charges and fees on deposits	390	364
Loan servicing income	554	631
Gain on sale of loans	725	1,120
Other income	357	294
Total noninterest income	2,026	2,409
Noninterest expense:
Salaries and employee benefits	6,551	6,622
Occupancy and equipment	1,380	1,313
Professional fees	797	758
Marketing and business promotion	179	228
Data processing	358	318
Director fees and expenses	221	189
Regulatory assessments	219	116
Other expenses	862	745
Total noninterest expense	10,567	10,289
Income before income taxes	5,129	9,358
Income tax expense	1,557	2,794
Net income	$3,572	$6,564

Earnings per common share, basic	$0.23	$0.41
Earnings per common share, diluted	$0.23	$0.40

Weighted-average common shares outstanding, basic	15,505,699	15,999,464
Weighted-average common shares outstanding, diluted	15,700,144	16,271,269

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$3,572	$6,564
Other comprehensive income:
Unrealized gain on securities available-for-sale arising during the period	1,342	1,172
Income tax benefit related to items of other comprehensive income	(394)	(345)
Total other comprehensive income, net of tax	948	827
Total comprehensive income	$4,520	$7,391

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended
		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	15,977,754	$174,366	$37,577	$(1,647)	$210,296
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	(53)	—	(53)
Adjusted balance at January 1, 2019	15,977,754	174,366	37,524	(1,647)	210,243
Comprehensive income
Net income	—	—	6,564	—	6,564
Other comprehensive income, net of tax	—	—	—	827	827
Share-based compensation expense	—	161	—	—	161
Stock options exercised	33,397	216	—	—	216
Cash dividends declared on common stock ($0.05 per share)	—	—	(800)	—	(800)
Balance at March 31, 2019	16,011,151	$174,743	$43,288	$(820)	$217,211

Balance at January 1, 2020	15,707,016	$169,221	$57,670	$(57)	$226,834
Comprehensive income
Net income	—	—	3,572	—	3,572
Other comprehensive income, net of tax	—	—	—	948	948
Issuance of restricted stock	1,000	—	—	—	—
Repurchase of common stock	(428,474)	(6,487)	—	—	(6,487)
Share-based compensation expense	—	194	—	—	194
Stock options exercised	90,544	604	—	—	604
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,540)	—	(1,540)
Balance at March 31, 2020	15,370,086	$163,532	$59,702	$891	$224,125

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$3,572	$6,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	367	373
Net amortization of premiums on securities	189	188
Net accretion of discounts on loans	(1,028)	(858)
Net accretion of deferred loan costs (fees)	(121)	(78)
Amortization of servicing assets	604	516
Provision (reversal) for loan losses	2,896	(85)
Deferred tax benefit	(246)	(219)
Stock-based compensation	194	161
Gain on sale of loans	(725)	(1,120)
Originations of loans held-for-sale	(26,686)	(21,451)
Proceeds from sales of and principal collected on loans held-for-sale	14,110	24,722
Change in accrued interest receivable and other assets	1,954	1,026
Change in accrued interest payable and other liabilities	(1,458)	296
Net cash provided by (used in) operating activities	(6,378)	10,035
Cash flows from investing activities
Purchase of securities available-for-sale	(7,526)	(1,967)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	7,703	5,634
Purchase of securities held-to-maturity	—	(2,150)
Proceeds from maturities and paydowns of securities held-to-maturity	417	554
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	664	303
Net change in loans held-for-investment	(1,497)	(4,472)
Purchases of premises and equipment	(1,404)	(44)
Net cash used in investing activities	(1,643)	(2,142)
Cash flows from financing activities
Net increase (decrease) in deposits	(1,865)	4,005
Proceeds from long-term Federal Home Loan Bank advances	60,000	—
Stock options exercised	604	216
Repurchase of common stock	(6,487)	—
Cash dividends paid on common stock	(1,540)	(800)
Net cash provided by financing activities	50,712	3,421
Net increase in cash and cash equivalents	42,691	11,314
Cash and cash equivalents at beginning of period	146,228	162,273
Cash and cash equivalents at end of period	$188,919	$173,587

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$6,874	$7,412
Income taxes paid	18	7
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$1,355	$303
Loans transferred to other real estate owned	54	50
Right of use assets obtained in exchange for lease obligations	38	65

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the SEC. The December 31, 2019 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of March 31, 2020 and December 31, 2019 and for the three and three months ended March 31, 2020 and 2019. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.
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

Adopted Accounting Pronouncements
During the three months ended March 31, 2020, there were no significant accounting pronouncements applicable to the Company that became effective.
Recent Accounting Pronouncements Not Yet Adopted
The following is recently issued accounting pronouncements applicable to the Company that has not yet been adopted:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In 2019, the FASB amended this ASU, which delays the effective date to 2023 for certain SEC filers that are Smaller Reporting Companies, which would apply to the Company. The Company plans to adopt this ASU at the delayed effective date of January 1, 2023.
Note 2 - Fair Value Measurements
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three-level fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:

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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$44,965	$—	$44,965
Residential collateralized mortgage obligations	—	39,396	—	39,396
SBA loan pool securities	—	13,431	—	13,431
Municipal bonds	—	776	—	776
Total securities available-for-sale	—	98,568	—	98,568
Total assets measured at fair value on a recurring basis	$—	$98,568	$—	$98,568
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$38,738	$—	$38,738
Residential collateralized mortgage obligations	—	43,894	—	43,894
SBA loan pool securities	—	14,152	—	14,152
Municipal bonds	—	782	—	782
Total securities available-for-sale	—	97,566	—	97,566
Total assets measured at fair value on a recurring basis	$—	$97,566	$—	$97,566
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020
Impaired loans:
SBA property	$—	$—	$294	$294
Commercial lines of credit	—	—	1,855	1,855
SBA commercial term	—	—	25	25
Total impaired loans	—	—	2,174	2,174
Total assets measured at fair value on a non-recurring basis	$—	$—	$2,174	$2,174
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2019
Impaired loans:
SBA property	$—	$—	$116	$116
Commercial lines of credit	—	—	1,562	1,562
Total impaired loans	—	—	1,678	1,678
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,678	$1,678
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
March 31, 2020
Impaired loans:
SBA property	$294	Fair value of collateral	NM	NM
Commercial lines of credit	$1,855	Sales comparison approach	Adjustment for differences between the comparable estate sales	-14% to 26% (-0.35%)
		Income approach	Adjustment for differences in net operating income expectations	-4% to -11% (-6.20%)
			Capitalization rate	5%
SBA commercial term	$25	Fair value of collateral	NM	NM
December 31, 2019
Impaired loans:
SBA property	$116	Fair value of collateral	NM	NM
Commercial lines of credit	$1,562	Sales comparison approach	Adjustment for differences between the comparable estate sales	-4% to 26% (0.86%)
		Income approach	Adjustment for differences in net operating income expectations	-4% to -11% (-6.20%)
			Capitalization rate	5.0%

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Collateral dependent impaired loans:
SBA property	$(27)	$(2)
Commercial lines of credit	(506)	—
SBA commercial term	(164)	—
Net losses recognized	$(697)	$(2)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2020
Financial assets:
Interest-bearing deposits in other financial institutions	$174,039	$174,039	$174,039	$—	$—
Securities available-for-sale	98,568	98,568	—	98,568	—
Securities held-to-maturity	19,711	20,449	—	20,449	—
Loans held-for-sale	16,191	17,069	—	17,069	—
Net loans held-for-investment	1,434,364	1,443,023	—	—	1,443,023
FHLB and other restricted stock	8,345	N/A	N/A	N/A	N/A
Accrued interest receivable	4,706	4,706	3	332	4,371
Financial liabilities:
Deposits	$1,477,442	$1,499,580	$—	$—	$1,499,580
FHLB advances	80,000	80,248	—	80,248	—
Accrued interest payable	4,224	4,224	—	2	4,222
December 31, 2019
Financial assets:
Interest-bearing deposits in other financial institutions	$128,420	$128,420	$128,420	$—	$—
Securities available-for-sale	97,566	97,566	—	97,566	—
Securities held-to-maturity	20,154	20,480	—	20,480	—
Loans held-for-sale	1,975	2,102	—	2,102	—
Net loans held-for-investment	1,436,451	1,449,383	—	—	1,449,383
FHLB and other restricted stock	8,345	N/A	N/A	N/A	N/A
Accrued interest receivable	5,136	5,136	78	375	4,683
Financial liabilities:
Deposits	$1,479,307	$1,468,540	$—	$—	$1,468,540
FHLB advances	20,000	20,092	—	20,092	—
Accrued interest payable	6,004	6,004	—	1	6,003

Note 3 - Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$43,917	$1,076	$(28)	$44,965
Residential collateralized mortgage obligations	39,509	331	(444)	39,396
SBA loan pool securities	13,327	133	(29)	13,431
Municipal bonds	758	18	—	776
Total securities available-for-sale	$97,511	$1,558	$(501)	$98,568
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$14,779	$388	$—	$15,167
Municipal bonds	4,932	350	—	5,282
Total securities held-to-maturity	$19,711	$738	$—	$20,449
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$38,793	$96	$(151)	$38,738
Residential collateralized mortgage obligations	44,115	36	(257)	43,894
SBA loan pool securities	14,179	34	(61)	14,152
Municipal bonds	764	18	—	782
Total securities available-for-sale	$97,851	$184	$(469)	$97,566
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$15,215	$70	$(81)	$15,204
Municipal bonds	4,939	337	—	5,276
Total securities held-to-maturity	$20,154	$407	$(81)	$20,480

As of March 31, 2020 and December 31, 2019, pledged securities were $118.3 million and $99.3 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of March 31, 2020. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale		Securities Held-To-Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$101	$102
One to five years	—	—	2,217	2,280
Five to ten years	758	776	285	299
Greater than ten years	—	—	2,329	2,601
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	96,753	97,792	14,779	15,167
Total	$97,511	$98,568	$19,711	$20,449

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

Three Months Ended March 31,
($ in thousands)	2020	2019
Gross realized gains on sales and calls of securities available-for-sale	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$—
Tax expense on sales and calls of securities available-for-sale	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$329	$(8)	1	$1,329	$(20)	2	$1,658	$(28)	3
Residential collateralized mortgage obligations	6,253	(179)	5	14,070	(265)	11	20,323	(444)	16
SBA loan pool securities	1,587	(16)	2	1,785	(13)	3	3,372	(29)	5
Municipal bonds	—	—	—	—	—	—	—	—	—
Total securities available-for-sale	$8,169	$(203)	8	$17,184	$(298)	16	$25,353	$(501)	24
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$5,401	$(28)	5	$15,772	$(123)	23	$21,173	$(151)	28
Residential collateralized mortgage obligations	15,392	(52)	13	19,834	(205)	23	35,226	(257)	36
SBA loan pool securities	4,787	(38)	5	2,308	(23)	4	7,095	(61)	9
Total securities available-for-sale	$25,580	$(118)	23	$37,914	$(351)	50	$63,494	$(469)	73
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7
Total securities held-to-maturity	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7

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
All individual securities in a continuous unrealized loss position for 12 months or more as of March 31, 2020 and December 31, 2019 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2020 and December 31, 2019. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three months ended March 31, 2020 and 2019.
Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Real estate loans:
Commercial property	$812,484	$803,014
Residential property	227,492	235,046
SBA property	125,322	129,837
Construction	19,178	19,164
Total real estate loans	1,184,476	1,187,061
Commercial and industrial loans:
Commercial term	101,943	103,380
Commercial lines of credit	116,873	111,768
SBA commercial term	24,745	25,332
Total commercial and industrial loans	243,561	240,480
Other consumer loans	23,001	23,290
Loans held-for-investment	1,451,038	1,450,831
Allowance for loan losses	(16,674)	(14,380)
Net loans held-for-investment	$1,434,364	$1,436,451

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of March 31, 2020 and December 31, 2019, the Company had $3.7 million and $3.8 million, respectively, of such loans outstanding.

Allowance for Loan Losses
Changes in international, national, regional, and local economic and business conditions and developments from the COVID-19 pandemic affected the potential collectability of the loan portfolio, including the condition of various market segments, and has resulted in an additional allowance for loan losses of $2.7 million at March 31, 2020.
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended March 31, 2020 and 2019:

	Three Months Ended
($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2020	$9,854	$4,354	$172	$14,380
Charge-offs	(27)	(675)	(76)	(778)
Recoveries on loans previously charged off	56	91	29	176
Provision (reversal) for loan losses	2,065	779	52	2,896
Balance at March 31, 2020	$11,948	$4,549	$177	$16,674
Balance at January 1, 2019	$9,104	$3,877	$186	$13,167
Charge-offs	(2)	—	(44)	(46)
Recoveries on loans previously charged off	4	41	56	101
Provision for loan losses	218	(310)	7	(85)
Balance at March 31, 2019	$9,324	$3,608	$205	$13,137

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
March 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$1	$15	$—	$16
Collectively evaluated for impairment	11,947	4,534	177	16,658
Total	$11,948	$4,549	$177	$16,674
Loans receivable:
Individually evaluated for impairment	$2,088	$2,664	$—	$4,752
Collectively evaluated for impairment	1,182,388	240,897	23,001	1,446,286
Total	$1,184,476	$243,561	$23,001	$1,451,038
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$4	$15	$—	$19
Collectively evaluated for impairment	9,850	4,339	172	14,361
Total	$9,854	$4,354	$172	$14,380
Loans receivable:
Individually evaluated for impairment	$2,158	$2,401	$—	$4,559
Collectively evaluated for impairment	1,184,903	238,079	23,290	1,446,272
Total	$1,187,061	$240,480	$23,290	$1,450,831

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
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2020
Real estate loans:
Commercial property	$811,849	$—	$635	$—	$812,484
Residential property	227,492	—	—	—	227,492
SBA property	122,005	72	3,245	—	125,322
Construction	19,178	—	—	—	19,178
Commercial and industrial loans:
Commercial term	101,943	—	—	—	101,943
Commercial lines of credit	114,691	—	2,182	—	116,873
SBA commercial term	24,298	—	447	—	24,745
Other consumer loans	22,991	—	10	—	23,001
Total	$1,444,447	$72	$6,519	$—	$1,451,038
December 31, 2019
Real estate loans:
Commercial property	$802,373	$—	$641	$—	$803,014
Residential property	235,046	—	—	—	235,046
SBA property	124,135	72	5,630	—	129,837
Construction	17,453	1,711	—	—	19,164
Commercial and industrial loans:
Commercial term	103,380	—	—	—	103,380
Commercial lines of credit	109,880	—	1,888	—	111,768
SBA commercial term	24,677	—	655	—	25,332
Other consumer loans	23,242	—	48	—	23,290
Total	$1,440,186	$1,783	$8,862	$—	$1,450,831

Substandard SBA property loans included $115 thousand and $2.4 million of guaranteed portion by the U.S. government agency at March 31, 2020 and December 31, 2019, respectively.

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
March 31, 2020
Real estate loans:
Residential property	$416	$—	$—	$—	$416
SBA property	946	—	—	1,461	2,407
Commercial and industrial loans:
Commercial lines of credit	—	—	—	2,182	2,182
SBA commercial term	58	—	—	430	488
Other consumer loans	164	46	—	10	220
Total	$1,584	$46	$—	$4,083	$5,713
December 31, 2019
Real estate loans:
Residential property	$—	$697	$—	$—	$697
SBA property	794	—	—	442	1,236
Commercial and industrial loans:
Commercial lines of credit	—	—	—	1,888	1,888
SBA commercial term	—	189	287	159	635
Other consumer loans	99	39	—	48	186
Total	$893	$925	$287	$2,537	$4,642

There were no nonaccrual loans guaranteed by a U.S. government agency at March 31, 2020 and December 31, 2019.

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

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2020
Real estate loans:
Commercial property	$338	$337	$—	$—	$—
SBA property	1,631	1,743	119	150	1
Commercial and industrial loans:
Commercial term	26	26	—	—	—
Commercial lines of credit	2,181	2,182	—	—	—
SBA commercial term	431	475	26	27	15
Total	$4,607	$4,763	$145	$177	$16
December 31, 2019
Real estate loans:
Commercial property	$339	$338	$—	$—	$—
SBA property	1,699	1,828	120	154	4
Commercial and industrial loans:
Commercial term	28	28	—	—	—
Commercial lines of credit	1,888	1,888	—	—	—
SBA commercial term	457	495	28	28	15
Total	$4,411	$4,577	$148	$182	$19

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$339	$5	$—	$—
Residential property	—	—	151	—
SBA property	1,765	5	1,347	6
Commercial and industrial loans:
Commercial term	27	—	62	1
Commercial lines of credit	2,433	—	—	—
SBA commercial term	541	1	242	1
Total	$5,105	$11	$1,802	$8

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$79	$32
Less: interest income recognized on impaired loans on a cash basis	(11)	(8)
Interest income foregone on impaired loans	$68	$24

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$338	$—	$338	$339	$—	$339
SBA property	288	119	407	294	121	415
Commercial and industrial loans:
Commercial term	26	—	26	28	—	28
SBA commercial term	27	26	53	39	—	39
Total	$679	$145	$824	$700	$121	$821

The following table presents information on new loans that were modified as TDRs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial loans:
SBA commercial term (1)	2	$37	$37	—	$—	$—
Total	2	$37	$37	—	$—	$—

(1)	Modified by deferral of principal payment.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of March 31, 2020 and December 31, 2019.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $16 thousand and $4 thousand of allowance for loan losses as of March 31, 2020 and December 31, 2019, respectively.

The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	1	$26	—	$—
Total	1	$26	—	$—

Accommodations Related to Loan Modification from the Effects of the COVID-19 Pandemic
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and, among other things, provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effect of the COVID-19 pandemic. Under the CARES Act, any modifications made from March 1, 2020 to the earlier of December 31, 2020 or the 60th day after the end of the COVID-19 national emergency declared by the President to borrowers whose loan status were current prior to any relief are not treated as TDRs.
As such, these loans would not be considered restructured for the purpose of risk-based capital rules, nor would they be reported as past due or nonaccrual during the period of the deferral for those loans. The modification completed during the three months ended March 31, 2020 were immaterial.
Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Real estate loans:
Residential property	$1,125	$303
Commercial and industrial loans:
SBA commercial term	230	—
Total	$1,355	$303

The Company had no purchases of loans held-for-investment during the three months ended March 31, 2020 and 2019.
The Company had no sales of loans held-for-investment during the three months ended March 31, 2020 and 2019. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Real estate loans:
Residential property	$1,997	$760
SBA property	12,983	150
Commercial and industrial loans:
SBA commercial term	1,211	1,065
Total	$16,191	$1,975

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
Note 5 - Servicing Assets
At March 31, 2020 and December 31, 2019, total servicing assets were $6.4 million and $6.8 million, respectively. The Company sold loans of $11.5 million and $21.2 million, respectively, with the servicing rights retained and recognized a net gain on sale of $699 thousand and $1.1 million, respectively, during the three months ended March 31, 2020 and 2019. Loan servicing income was $554 thousand and $631 thousand, respectively, for the three months ended March 31, 2020 and 2019.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	March 31, 2020			December 31, 2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$153	$5,448	$757	$171	$5,805	$822
Fair value	$188	$6,254	$889	$200	$6,693	$976
Discount rate	11.25%	13.25%	12.75%	11.25%	13.25%	12.75%
Prepayment speed	25.40%	17.06%	16.47%	26.60%	16.28%	16.03%
Weighted average remaining life	26.6 years	21.1 years	7.0 years	24.2 years	21.3 years	7.0 years
Underlying loans being serviced	$29,500	$370,520	$78,728	$32,428	$384,007	$82,181

The following table presents activity in servicing assets for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$171	$5,805	$822	$244	$6,349	$1,073
Additions	—	122	42	—	284	51
Amortization	(18)	(479)	(107)	(23)	(356)	(137)
Balance at end of period	$153	$5,448	$757	$221	$6,277	$987

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
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Operating lease cost (1)	$691	$624
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$650
Right of use assets obtained in exchange for lease obligations	$38	$65

(1)	Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Operating leases:
Operating lease assets	$8,393	$8,991
Operating lease liabilities	$9,349	$9,990

Weighted-average remaining lease term	4.8 years	5.0 years
Weighted-average discount rate	2.72%	2.81%

The following table presets maturities of operating lease liabilities as of March 31, 2020:

($ in thousands)	March 31, 2020
Maturities:
2020	$1,951
2021	2,297
2022	2,171
2023	1,828
2024	547
After 2024	1,351
Total lease payment	10,145
Imputed Interest	(796)
Present value of operating lease liabilities	$9,349

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had outstanding FHLB advances of $80.0 million and $20.0 million at March 31, 2020 and December 31, 2019, respectively. FHLB advances consisted of fixed interest rates term borrowings of $80.0 million with original maturity terms ranging from 6 months to 5 years and weighted-average interest rate of 0.82% at March 31, 2020. At December 31, 2019, FHLB advances consisted of fixed interest rates term borrowings with original maturity terms ranging from 3 to 5 years and weighted-average interest rate of 1.92%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At March 31, 2020 and December 31, 2019, loans pledged to secure borrowings from the FHLB were $562.5 million and $621.7 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.2 million and $8.2 million, respectively, at March 31, 2020 and December 31, 2019. The Company had additional borrowing capacity of $356.6 million and $404.8 million, respectively, from the FHLB as of March 31, 2020 and December 31, 2019.
Other Borrowing Arrangements
At March 31, 2020, the Company had $39.4 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $47.2 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $35.0 million overnight federal funds lines with correspondent financial institutions at March 31, 2020.
Note 8 - Shareholders’ Equity
Stock Repurchase
On January 23, 2020, the Company announced that on November 22, 2019, its Board of Directors approved a $6.5 million stock repurchase program to commence upon the opening of the Company’s trading window for the first quarter of 2020 and continue through November 20, 2021. The Company completed the repurchase program in March 2020. The Company repurchased and retired 428,474 shares of common stock at a weighted-average price of $15.14 per share, totaling $6.5 million under this repurchase program.
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

	Three Months Ended March 31,
($ in thousands)	2020	2019
Unrealized gain (loss) on securities available-for-sale:
Beginning balance	$(57)	$(1,647)
Other comprehensive income
Unrealized gain arising during the period	1,342	1,172
Tax effect of current period changes	(394)	(345)
Total other comprehensive income	948	827
Balance at end of period	$891	$(820)

Note 9 - Share-Based Compensation
On July 25, 2013, the Company adopted 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of March 31, 2020, there were 543,354 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Share-based compensation expense related to:
Stock options	$157	$161
Restricted stock awards	37	—
Total share-based compensation expense	$194	$161
Related tax benefits	$8	$11

The following table presents unrecognized share-based compensation expense as of March 31, 2020:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$805	2.1 years
Restricted stock awards	543	3.8 years
Total unrecognized share-based compensation expense	$1,348	2.8 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued with exercise prices of the closing market price of the Company’s stock on the grant date, and generally have a three-to five-year vesting period with contractual terms of ten years.
The following table represents stock option activity for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	829,376	$10.32	5.8 years	$5,776
Exercised	(90,544)	$6.68	3.8 years
Forfeited	(4,840)	$10.33	5.6 years
Outstanding at end of period	733,992	$10.76	5.8 years	$(722)
Exercisable at end of period	509,815	$9.65	5.2 years	$64

The following table represents information regarding unvested stock options for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	246,317	$13.31
Vested	(17,300)	$14.47
Forfeited	(4,840)	$10.33
Outstanding at end of period	224,177	$13.29

Restricted Stock Awards
The Company also has granted restricted stock awards (“RSAs”) to certain employees and officers. The RSAs are valued at the closing market price of the Company’s stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	37,400	$16.60
Granted	1,000	$13.72
Outstanding at end of period	38,400	$16.53

Note 10 - Income Taxes
Income tax expense was $1.6 million and $2.8 million, respectively, and the effective tax rate was 30.4% and 29.9%, respectively, for the three months ended March 31, 2020 and 2019.
At March 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, or accrued interest or penalties.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of March 31, 2020, the Company is no longer subject to examination by taxing authorities for tax years before 2016 for federal taxes and before 2015 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 11 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
($ in thousands, except per share)	2020	2019
Basic earnings per share:
Net income	$3,572	$6,564
Less: income allocated to unvested restricted stock	(9)	—
Net income allocated to common stock	$3,563	$6,564
Weighted-average total common shares outstanding	15,543,473	15,999,464
Less: weighted-average unvested restricted stock	(37,774)	—
Weighted-average common shares outstanding, basic	15,505,699	15,999,464
Basic earnings per share	$0.23	$0.41
Diluted earnings per share:
Net income allocated to common stock	$3,563	$6,564
Weighted-average common shares outstanding, basic	15,505,699	15,999,464
Diluted effect of stock options	194,445	271,805
Weighted-average common shares outstanding, diluted	15,700,144	16,271,269
Diluted earnings per share	$0.23	$0.40

Stock options of 163,000 shares were excluded in computing diluted EPS because they were anti-dilutive for three months ended March 31, 2020. For three months ended March 31, 2019, there were 15,000 stock options excluded in computing diluted EPS because they were anti-dilutive.

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
As of March 31, 2020 and December 31, 2019, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

($ in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$177,787	$171,608
Standby letters of credit	3,350	3,300
Commercial letters of credit	483	292
Total	$181,620	$175,200

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $292 thousand and $301 thousand, respectively, at March 31, 2020 and December 31, 2019, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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
COVID-19 Pandemic
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on recent global economic and market conditions, including significant disruption of, and volatility in, financial markets; global supply chain disruptions; and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment throughout the U.S., but also specifically in California, where most of the Company’s operations and a large majority of its customers are located. These conditions have impacted and are expected in the future to impact its business, results of operations, and financial condition negatively.

Note 13 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of March 31, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.71% and 8.47%, respectively, as of March 31, 2020, and 8.90% and 8.71%, respectively, as of December 31, 2019. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$222,477	15.53%	$64,479	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	239,443	16.71%	114,630	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	222,477	15.53%	85,972	6.0%	N/A	N/A
Tier 1 capital (to average assets)	222,477	12.57%	70,801	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$218,946	15.28%	$64,461	4.5%	$93,110	6.5%
Total capital (to risk-weighted assets)	235,912	16.47%	114,597	8.0%	143,247	10.0%
Tier 1 capital (to risk-weighted assets)	218,946	15.28%	85,948	6.0%	114,597	8.0%
Tier 1 capital (to average assets)	218,946	12.37%	70,798	4.0%	88,498	5.0%
December 31, 2019
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$226,069	15.87%	$64,087	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	240,750	16.90%	113,933	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	226,069	15.87%	85,450	6.0%	N/A	N/A
Tier 1 capital (to average assets)	226,069	13.23%	68,355	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$223,241	15.68%	$64,084	4.5%	$92,566	6.5%
Total capital (to risk-weighted assets)	237,922	16.71%	113,928	8.0%	142,410	10.0%
Tier 1 capital (to risk-weighted assets)	223,241	15.68%	85,446	6.0%	113,928	8.0%
Tier 1 capital (to average assets)	223,241	13.06%	68,354	4.0%	85,442	5.0%

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
Subsequent to the Order, the Bank implemented many actions to respond to the requirements of the Order and submitted all required reports to the FDIC and CDBO. Recently, the FDIC and CDBO have raised concerns with the depth of the “look back” and continued turnover in the Bank’s BSA department, and management is reviewing both concerns in detail and intends to address them. Even though the Company believes that the Bank has addressed many of items under the Order, it will take some time to address, to the satisfaction of the regulators, all of the specific issues unique to the Bank’s operation. While management is confident that all provisions of the Order will be complied with over time, compliance with and satisfaction of the Order will be determined in the sole discretion of the FDIC and CDBO.

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
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$28	$28
Account analysis fees	235	227
Non-sufficient funds charges	100	86
Other deposit related fees	27	23
Total service charges and fees on deposits	390	364
Debit card fees	69	65
Wire transfer fees	128	109
Other service charges	52	50
Total noninterest income in-scope of Topic 606	$639	$588

Note 15 - Subsequent Events
Dividend Declared on Common Stock. On April 29, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share. The dividend will be paid on or about June 15, 2020, to shareholders of record as of the close of business on May 29, 2020.
The Company has evaluated the effects of events that have occurred subsequent to March 31, 2020 through the issuance date of these consolidated financial statements (unaudited). Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and three months ended March 31, 2020. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2020	2019
Selected balance sheet data:
Cash and cash equivalents	$188,919	$173,587
Securities available-for-sale	98,568	144,353
Securities held-to-maturity	19,711	23,311
Loans held-for-sale	16,191	3,915
Loans held-for-investment, net of deferred loan costs (fees)	1,451,038	1,343,172
Allowance for loan losses	(16,674)	(13,137)
Total assets	1,799,937	1,717,774
Total deposits	1,477,442	1,447,758
Shareholders’ equity	224,125	217,211
Selected income statement data:
Interest income	$21,660	$22,952
Interest expense	5,094	5,799
Net interest income	16,566	17,153
Provision (reversal) for loan losses	2,896	(85)
Noninterest income	2,026	2,409
Noninterest expense	10,567	10,289
Income before income taxes	5,129	9,358
Income tax expense	1,557	2,794
Net income	3,572	6,564
Per share data:
Earnings per common share, basic	$0.23	$0.41
Earnings per common share, diluted	0.23	0.40
Book value per common share (1)	14.58	13.57
Cash dividends declared per common share	0.10	0.05

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2020	2019
Outstanding share data:
Number of common shares outstanding	15,370,086	16,011,151
Weighted-average common shares outstanding, basic	15,505,699	15,999,464
Weighted-average common shares outstanding, diluted	15,700,144	16,271,269
Selected performance ratios:
Return on average assets (2)	0.81%	1.57%
Return on average shareholders' equity (2)	6.35%	12.43%
Dividend payout ratio (3)	43.48%	12.20%
Efficiency ratio (4)	56.84%	52.60%
Yield on average interest-earning assets (2)	5.03%	5.64%
Cost of average interest-bearing liabilities (2)	1.77%	2.05%
Net interest spread (2)	3.26%	3.59%
Net interest margin (2), (5)	3.85%	4.22%
Total loans to total deposits ratio (6)	99.31%	93.05%
Asset quality:
Loans 30 to 89 days past due and still accruing	$1,630	$962
Nonperforming loans (7)	4,083	1,271
Nonperforming assets (8)	4,459	1,666
Net charge-offs	602	(55)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.11%	0.07%
Nonperforming loans to loans held-for-investment	0.28%	0.09%
Nonperforming loans to allowance for loan losses	24.49%	9.67%
Nonperforming assets to total assets	0.25%	0.10%
Allowance for loan losses to loans held-for-investment	1.15%	0.98%
Allowance for loan losses to nonperforming loans	408.38%	1,033.60%
Net charge-offs to average loans held-for-investment (2)	0.17%	(0.02)%
Capital ratios:
Shareholders’ equity to total assets	12.45%	12.64%
Average equity to average assets	12.77%	12.67%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	15.53%	16.52%
Total capital (to risk-weighted assets)	16.71%	17.53%
Tier 1 capital (to risk-weighted assets)	15.53%	16.52%
Tier 1 capital (to average assets)	12.57%	12.83%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	15.28%	16.41%
Total capital (to risk-weighted assets)	16.47%	17.42%
Tier 1 capital (to risk-weighted assets)	15.28%	16.41%
Tier 1 capital (to average assets)	12.37%	12.74%

(1)	Shareholders’ equity divided by common shares outstanding.

(2)	Annualized.

(3)	Dividends declared per common share divided by basic earnings per common share.

(4)	Noninterest expenses divided by the sum of net interest income and noninterest income.

(5)	Net interest income divided by average total interest-earning assets.

(6)	Total loans include both loans held-for-sale and loans held-for-investment, net of unearned loan costs (fees).

(7)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing.

(8)	Nonperforming assets include nonperforming loans and other real estate owned.

Executive Summary
Although the Company’s performance was impacted by the initial impact of the COVID-19 pandemic during the three months ended March 31, 2020, the Company has responded to its challenges by decisively taking a number of steps to protect the safety of its employees and to support its customers. The Company enabled employees to work remotely and established social distancing procedures within its premises for both employees and customers. The Company has helped its customers with loan payment deferrals and the SBA Paycheck Protection Program (“PPP”). The Company believes with its substantial liquidity position, strong capital base with the Bank's common equity tier 1 risk-based capital of 15.3%, loan portfolio diversification, and conservative underwriting practices, the Company should be able to proactively resolve the challenges related to the COVID-19 pandemic that the Company is likely to face in the coming quarters.
Net income was $3.6 million for the three months ended March 31, 2020, a decrease of $3.0 million, or 45.6%, from $6.6 million for the three months ended March 31, 2019. The decrease was primarily due to decreases in net interest income and noninterest income, as well as increases in provision for loan losses and noninterest expense. During the three months ended March 31, 2020, the Company recorded a provision for loan losses of $2.9 million primarily due to an adjustment made to the qualitative factors in the incurred credit loss model related to an increase in economic uncertainty from the COVID-19 pandemic. Diluted earnings per common share was $0.23 and $0.40, respectively, for the three months ended March 31, 2020 and 2019.
Total assets were $1.80 billion at March 31, 2020, an increase of $53.6 million, or 3.1%, from $1.75 billion at December 31, 2019. The increase was primarily due to increases in total cash and cash equivalents and loans held-for-sale.
Total deposits were $1.48 billion at March 31, 2020, a decrease of $1.9 million, or 0.1%, from $1.48 billion at December 31, 2019. The decrease was primarily due to a decrease in time deposits, partially offset by increases in noninterest-bearing demand accounts, and savings, NOW and money market accounts.
Financial Highlights

•	Net income was $3.6 million for the three months ended March 31, 2020, a decrease of $3.0 million, or 45.6%, from $6.6 million for the three months ended March 31, 2019;

◦	The Company recorded a provision for loan losses of $2.9 million primarily related to an increase in economic uncertainty due to the COVID-19 pandemic.

◦	Allowance for loan losses to total loans held-for-investment ratio was 1.15% at March 31, 2020 compared with 0.99% at December 31, 2019.

•	Total assets were $1.80 billion at March 31, 2020, an increase of $53.6 million, or 3.1%, from $1.75 billion at December 31, 2019;

•	Loans held-for-investment, net of deferred costs (fees), were $1.45 billion at March 31, 2020, an increase of $207 thousand from $1.45 billion at December 31, 2019;

•	Total deposits were $1.48 billion at March 31, 2020, a decrease of $1.9 million, or 0.1%, from $1.48 billion at December 31, 2019;

•	The Company completed the publicly announced $6.5 million share repurchase program in March 2020 (repurchased 428,474 shares of its common stock since its commencement in January 2020);

•	The Company declared and paid cash dividends of $0.10 per common share during the three months ended March 31, 2020; and

•	As of April 24, 2020, the Company has extended 930 PPP loans totaling $104 million and provided payment deferrals to 461 loans with an aggregated balance of $347 million.
Results of Operations
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,454,727	$20,406	5.64%	$1,342,168	$20,934	6.33%
Mortgage backed securities	57,503	329	2.30%	84,523	549	2.63%
Collateralized mortgage obligation	41,408	198	1.92%	54,908	358	2.64%
SBA loan pool securities	13,872	79	2.29%	22,142	147	2.69%
Municipal securities - tax exempt (2)	5,719	38	2.67%	5,888	39	2.69%
Interest-bearing deposits in other financial institutions	150,448	461	1.23%	133,031	792	2.41%
FHLB and other bank stock	8,345	149	7.18%	7,433	133	7.26%
Total interest-earning assets	1,732,022	21,660	5.03%	1,650,093	22,952	5.64%
Noninterest-earning assets:
Cash and cash equivalents	$18,850			$18,678
Allowances for loan losses	(14,399)			(13,118)
Other assets	34,312			34,696
Total noninterest earning assets	38,763			40,256
Total assets	$1,770,785			$1,690,349
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$364,604	1,119	1.23%	$293,245	1,132	1.57%
Savings	6,614	3	0.18%	8,469	8	0.38%
Time deposits	758,481	3,870	2.05%	813,934	4,525	2.25%
Borrowings	25,117	102	1.63%	30,074	134	1.81%
Total interest-bearing liabilities	1,154,816	5,094	1.77%	1,145,722	5,799	2.05%
Noninterest-bearing liabilities:
Demand deposits	369,518			308,071
Other liabilities	20,365			22,322
Total noninterest-bearing liabilities	389,883			330,393
Total liabilities	1,544,699			1,476,115
Shareholders’ equity	226,086			214,234
Total liabilities and shareholders’ equity	$1,770,785			$1,690,349
Net interest income		$16,566			$17,153
Net interest spread (3)			3.26%			3.59%
Net interest margin (4)			3.85%			4.22%
Cost of funds (5)			1.34%			1.62%

(1)
Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $121 thousand and $78 thousand, respectively, and net accretion of discount on loans of $1.0 million and $858 thousand, respectively, are included in the interest income for the three months ended March 31, 2020 and 2019.

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

	Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate
Interest earned on:
Total loans	$1,756	$(2,284)	$(528)
Investment securities	(320)	(129)	(449)
Other interest-earning assets	121	(436)	(315)
Total interest income	1,557	(2,849)	(1,292)
Interest incurred on:
Savings, NOW, and money market deposits	263	(281)	(18)
Time deposits	(308)	(347)	(655)
Borrowings	(22)	(10)	(32)
Total interest expense	(67)	(638)	(705)
Change in net interest income	$1,624	$(2,211)	$(587)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Interest income:
Interest and fees on loans	$20,406	$20,934	$(528)	(2.5)%
Interest on tax-exempt investment securities	38	39	(1)	(2.6)%
Interest on investment securities	606	1,054	(448)	(42.5)%
Interest and dividend on other interest-earning assets	610	925	(315)	(34.1)%
Total interest income	21,660	22,952	(1,292)	(5.6)%
Interest expense:
Interest on deposits	4,992	5,665	(673)	(11.9)%
Interest on borrowings	102	134	(32)	(23.9)%
Total interest expense	5,094	5,799	(705)	(12.2)%
Net interest income	$16,566	$17,153	$(587)	(3.4)%

Net interest income decreased primarily due to a 61 basis point decrease in average yield on interest-earning assets, and a 23.0% increase in average balance of savings, NOW and money market deposits, partially offset by a 28 basis point decrease in average cost on interest-bearing liabilities, a 5.0% increase in average balance of interest-earning assets, a 6.8% decrease in average balance of time deposits and a 16.5% decrease in average balance of other borrowings.
Interest and fees on loans decreased primarily due to a 69 basis point decrease in average yield, partially offset by a 8.4% increase in average balance. The decrease in average yield was primarily due to the lower market rates. The Wall Street Journal prime rate decreased to 3.25% during the three months ended March 31, 2020 compared to 5.50% at March 31, 2019. The increase in average balance was primarily due to organic loan growth.
The Company portfolio included variable rate loans of $800.4 million, or 55.2% of total loans held-for-investment, with a weighted-average contractual rate of 4.41% at March 31, 2020. During March 2020, $632.4 million, or 79.0%, of variable rate loans were repriced down to the current market rates. These loans had a weighted-average contract rates of 3.99% and 5.42%, respectively, at March 31, 2020 and February 29, 2020. Total of $152.5 million, or 19.1%, of variable rate loans, which had not repriced in March 2020, were scheduled to reprice on April 1, 2020. These loans were primarily SBA commercial property and SBA commercial term loans, and had a weighted average contractual rate of 6.10% at March 31, 2020.

Interest on investment securities decreased primarily due to a 29.2% decrease in average balance and 46 basis point decrease in average yield. The decrease in average balance was primarily due to a sale of investment securities of $32.8 million in December 2019. The decrease in average yield was primarily due to new investment securities purchased under the lower market rates during the past 12-month period and the sale of securities available-for-sale with higher book yields. During the past 12-month period, the Company purchased $17.5 million of investment securities. For the three months ended March 31, 2020 and 2019, yield on total investment securities was 2.19% and 2.65%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 112 basis point decrease in average yield, partially offset by a 13.0% increase in average balance. The decrease in average yield was primarily due to the lower market rates. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank as a part of the Company’s strategic decision to increase its liquidity level by increasing FHLB advances to proactively manage its liquidity position in the COVID-19 pandemic. For the three months ended March 31, 2020 and 2019, yield on total other interest-earning assets was 1.55% and 2.67%, respectively.
Interest expense on deposits decreased primarily due to a 28 basis point decrease in average cost of interest-bearing deposits and a 6.8% decrease in average balance of time deposits, partially offset by a 23.0% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of renewals of matured time deposits during the three months ended March 31, 2020 due to the lower market rates. For the three months ended March 31, 2020 and 2019, average cost on total interest-bearing deposits was 1.78% and 2.06%, respectively, and average cost on total deposits were 1.34% and 1.61%, respectively.
Interest expense on borrowings decreased primarily due to a lower average balance of FHLB advances; however, the Company increased total FHLB advances to $80.0 million at March 31, 2020 as a part of the Company’s liquidity management.
Provision (Reversal) for Loan Losses
Provision (reversal) for loan losses was $2.9 million for the three months ended March 31, 2020 compared with $(85) thousand for the three months ended March 31, 2019. Additional provision for loan losses was primarily due to an adjustment made to the qualitative factors in the incurred credit loss model related to an increase in economic uncertainty due to the COVID-19 pandemic and net charge-offs of $602 thousand during the three months ended March 31, 2020.
See further discussion in “Allowance for Loan Losses.”
Noninterest Income
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Service charges and fees on deposits	$390	$364	$26	7.1%
Loan servicing income	554	631	(77)	(12.2)%
Gain on sale of loans	725	1,120	(395)	(35.3)%
Other income	357	294	63	21.4%
Total noninterest income	$2,026	$2,409	$(383)	(15.9)%

Service charges and fees increased primarily due to an increase in the balance of transaction based deposit accounts.
Loan servicing income decreased primarily due to an increase in servicing asset amortization from a higher prepayment speed and a lower balance of underlying loans being serviced for the three months ended March 31, 2020. Underlying loans being serviced at March 31, 2020 and 2019 totaled $478.7 million and $505.4 million, respectively.
Gain on sale of loans decreased primarily due to a decrease in sales volume due to a lower level of premium in the secondary market. The Company sold SBA loans of $11.7 million with a gain of $704 thousand and residential property loans of $2.1 million with a gain of $21 thousand during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company sold SBA loans of $21.2 million with a gain of $1.1 million and residential property loans of $2.4 million with a gain of $16 thousand.
Other income includes wire transfer fees of $128 thousand and $109 thousand, respectively, and debit card interchange fees of $69 thousand and $65 thousand, respectively, for the three months ended March 31, 2020 and 2019.

Noninterest Expense
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Salaries and employee benefits	$6,551	$6,622	$(71)	(1.1)%
Occupancy and equipment	1,380	1,313	67	5.1%
Professional fees	797	758	39	5.1%
Marketing and business promotion	179	228	(49)	(21.5)%
Data processing	358	318	40	12.6%
Director fees and expenses	221	189	32	16.9%
Regulatory assessments	219	116	103	88.8%
Other expenses	862	745	117	15.7%
Total noninterest expense	$10,567	$10,289	$278	2.7%

Salaries and employee benefits decreased primarily due to a decrease in bonus accrual for the three months ended March 31, 2020, partially offset by overall increases in salaries and other employee benefits from the hiring of new experienced employees with higher salaries in order to enhance the controls and processes on BSA/AML compliance. The number of full-time equivalent employees was 259 at March 31, 2020 compared to 252 at March 31, 2019.
Occupancy and equipment expense increased primarily due to an increase in lease expense from an additional office space for the Company’s headquarters, partially offset by a decrease in depreciation on leasehold improvement from the relocation of a branch from Fort Lee, New Jersey to Englewood Cliffs, New Jersey.
Professional fees increased primarily due to increases in audit and legal fees, partially offset by decreases in expenses related to the BSA/AML compliance enhancements.
Marketing and business promotion expense decreased primarily due to decreases in advertisement and business development activities during the three months ended March 31, 2020.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses increased primarily due to a severance payment of $45 thousand for a former director who passed away during the three months ended March 31, 2020.
Regulatory assessment expense increased primarily due to an increase in assessment rate from the consent order relating to the Bank’s BSA/AML compliance.
Other expense increased primarily due to a growth in operations. Other expenses primarily included $380 thousand and $360 thousand in office expense, and $147 thousand and $133 thousand in armed guard expense for the three months ended March 31, 2020 and 2019, respectively.
Income Tax Expense
Income tax expense was $1.6 million and $2.8 million, respectively, and the effective tax rate was 30.4% and 29.9%, respectively, for the three months ended March 31, 2020 and 2019.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$43,917	$44,965	$1,048	$38,793	$38,738	$(55)
Residential collateralized mortgage obligations	39,509	39,396	(113)	44,115	43,894	(221)
SBA loan pool securities	13,327	13,431	104	14,179	14,152	(27)
Municipal bonds	758	776	18	764	782	18
Total securities available-for-sale	$97,511	$98,568	$1,057	$97,851	$97,566	$(285)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	14,779	15,167	388	15,215	15,204	(11)
Municipal bonds	4,932	5,282	350	4,939	5,276	337
Total securities held-to-maturity	$19,711	$20,449	$738	$20,154	$20,480	$326

Total investment securities were $118.3 million at March 31, 2020, an increase of $559 thousand, or 0.5%, from $117.7 million at December 31, 2019. The increase was primarily due to purchases of $7.5 million and an increase in fair value of securities available-for-sale of $1.3 million, partially offset by principal paydowns of $8.1 million and net premium amortization of $189 thousand.
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
All individual securities in a continuous unrealized loss position for 12 months or more as of March 31, 2020 and December 31, 2019 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2020 and December 31, 2019. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and three months ended March 31, 2020 and 2019.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of March 31, 2020:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$777	1.45%	$7,994	1.81%	$35,146	2.18%	$43,917	2.10%
Residential collateralized mortgage obligations	—	—%	—	—%	10,463	1.42%	29,046	1.55%	39,509	1.51%
SBA loan pool securities	—	—%	—	—%	3,452	2.26%	9,875	2.30%	13,327	2.29%
Municipal bonds	—	—%	—	—%	758	2.03%	—	—%	758	2.03%
Total securities available-for-sale	$—	—%	$777	1.45%	$22,667	1.71%	$74,067	1.94%	$97,511	1.89%
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$1,056	1.74%	$13,723	2.35%	$14,779	2.31%
Municipal bonds	101	1.41%	2,217	2.02%	285	2.79%	2,329	3.52%	4,932	2.76%
Total securities held-to-maturity	$101	1.41%	$2,217	2.02%	$1,341	1.97%	$16,052	2.52%	$19,711	2.42%

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
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Real estate loans:
Residential property	$1,997	$760
SBA property	12,983	150
Commercial and industrial loans:
SBA commercial term	1,211	1,065
Total	$16,191	$1,975

Loans held-for-sale were $16.2 million at March 31, 2020, an increase of $14.2 million, or 719.8%, from $2.0 million at December 31, 2019. The increase was primarily due to new funding of $26.7 million and a loan transferred from loans held-for-investment of $1.4 million, partially offset by sales of $13.8 million. The sales volume decline was primary due to a lower level of premium in the secondary market during the three months ended March 31, 2020.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	March 31, 2020		December 31, 2019
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$812,484	56.0%	$803,014	55.4%
Residential property	227,492	15.7%	235,046	16.3%
SBA property	125,322	8.6%	129,837	8.9%
Construction	19,178	1.3%	19,164	1.3%
Total real estate loans	1,184,476	81.6%	1,187,061	81.9%
Commercial and industrial loans:
Commercial term	101,943	7.0%	103,380	7.1%
Commercial lines of credit	116,873	8.1%	111,768	7.7%
SBA commercial term	24,745	1.7%	25,332	1.7%
Total commercial and industrial loans	243,561	16.8%	240,480	16.5%
Consumer loans	23,001	1.6%	23,290	1.6%
Loans held-for-investment	1,451,038	100.0%	1,450,831	100.0%
Allowance for loan losses	(16,674)		(14,380)
Net loans held-for-investment	$1,434,364		$1,436,451

Loans held-for-investment, net of deferred loan costs (fees) were $1.45 billion at March 31, 2020, an increase of $207 thousand from $1.45 billion at December 31, 2019. The increase was primarily due to new funding of $63.9 million and advances of $37.7 million, partially offset by paydowns and payoffs of $99.2 million.
SBA Paycheck Protection Program
Since the launch of PPP, the Company has extended 930 PPP loans totaling $104 million as of April 24, 2020 under the initial funding of the PPP. With the additional funding just announced and the SBA accepting additional applications as of April 27, 2020, the Company will continue to accept additional applications as long as funding remains available.

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
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance for loan losses. Annualized net charge-offs (recoveries) to average loans held-for-investment were 0.17% and (0.02)%, respectively, for the three months ended March 31, 2020 and 2019.
The allowance for loan losses totaled $16.7 million and $14.4 million, respectively, and represented 1.15% and 0.99%, respectively, to loans held-for-investment at March 31, 2020 and December 31, 2019. The increases in allowance for loan losses to loans held-for-investment was primarily due to an adjustment made to the qualitative factors in the incurred credit loss model related to an increase in economic uncertainty from the COVID-19 pandemic during the three months ended March 31, 2020. Changes in international, national, regional, and local economic and business conditions and developments from the COVID-19 pandemic affected the potential collectability of the loan portfolio, including the condition of various market segments, and has resulted in an additional allowance for loan losses of $2.7 million.
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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Allowance for loan losses:
Balance at beginning of period	$14,380	$13,167
Charge-offs:
Real estate	27	2
Commercial and industrial	675	—
Other consumer	76	44
Total charge-offs	778	46
Recoveries on loans previously charged off
Real estate	56	4
Commercial and industrial	91	41
Other consumer	29	56
Total recoveries	176	101
Net charge-offs	602	(55)
Provision (reversal) for loan losses	2,896	(85)
Balance at end of period	$16,674	$13,137
Loans held-for-investment:
Balance at end of period	$1,451,038	$1,343,172
Average balance	1,445,134	1,334,151
Ratios:
Annualized net charge-offs to average loans held-for-investment	0.17%	(0.02)%
Allowance for loan losses to loans held-for-investment	1.15%	0.98%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
SBA property	$1,461	$442	$1,019	230.5%
Total real estate loans	1,461	442	1,019	230.5%
Commercial and industrial loans:
Commercial lines of credit	2,182	1,888	294	15.6%
SBA commercial term	430	159	271	170.4%
Total commercial and industrial loans	2,612	2,047	565	27.6%
Other consumer loans	10	48	(38)	(79.2)%
Total nonaccrual loans	4,083	2,537	1,546	60.9%
Loans past due 90 days or more still on accrual	—	287	(287)	(100.0)%
Total nonperforming loans	4,083	2,824	1,259	44.6%
Other real estate owned	376	—	376	—%
Total nonperforming assets	$4,459	$2,824	$1,635	57.9%
Nonperforming loans to loans held-for-investment	0.28%	0.19%
Nonperforming assets to total assets	0.25%	0.16%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $1.7 million, partially offset by paydowns and payoffs of $124 thousand and charge-offs of $48 thousand during the three months ended March 31, 2020. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believe the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $51 thousand would have been recorded during the three months ended March 31, 2020, had these loans been paid in accordance with their original terms throughout the periods indicated.
Loan Segmentation by Business Type That May Experience More Direct Impact from the COVID-19 Pandemic
As the COVID-19 pandemic has begun to impact all aspects of the economy, the Company has identified the following loan segments that may experience a more direct impact from it:

	March 31, 2020
($ in thousands)	Commercial Real Estate	Commercial and Industrial	Total
Retail trade	$116,398	$34,736	$151,134
Accommodation	66,942	19	66,961
Restaurants	11,824	36,419	48,243
Nursing care	4,687	2,444	7,131
Travel	—	2,893	2,893
Total	$199,851	$76,511	$276,362

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

	March 31, 2020			December 31, 2019
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$338	$—	$338	$339	$—	$339
SBA property	288	119	407	294	121	415
Commercial and industrial loans:
Commercial term	26	—	26	28	—	28
SBA commercial term	27	26	53	39	—	39
Total	$679	$145	$824	$700	$121	$821

Accommodations Related to Loan Modification from the Effects of the COVID-19 Pandemic
On March 27, 2020, the CARES Act was enacted and, among other things, provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effect of the COVID-19 pandemic. Under the CARES Act, any modifications made from March 1, 2020 to the earlier of December 31, 2020 or the 60th day after the end of the COVID-19 national emergency declared by the President to borrowers whose loan status were current prior to any relief are not treated as TDRs.
As such, these loans would not be considered restructured for the purpose of risk-based capital rules, nor would they be reported as past due or nonaccrual during the period of the deferral for those loans. The following table presents a summary of loans with short-term modifications through payment deferrals in response to the COVID-19 pandemic as of April 24, 2020:

	April 24, 2020
($ in thousands)	Number of Loans	Unpaid Principal Balance
Commercial real estate loans	146	$264,705
Residential real estate loans	89	31,516
Commercial and industrial loans	174	50,272
Other consumer loans	52	766
Total	461	$347,259

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits.
Total deposits were $1.48 billion at March 31, 2020, a decrease of $1.9 million, or 0.1%, from $1.48 billion at December 31, 2019. The decrease was primarily due to a decrease in time deposits of $47.8 million, partially offset by increases in noninterest-bearing demand accounts of $34.0 million and savings, NOW and money market accounts of $11.9 million.
The increase in noninterest-bearing demand accounts was primarily due to an increase in retail accounts.
The increase in savings, NOW and money market accounts was primarily due to increases in retail accounts, partially offset by decreases in brokered money market accounts. Brokered money market accounts totaled $10.0 million and $30.0 million at March 31, 2020 and December 31, 2019, respectively.
The decrease in time deposits was primarily due to decreases in retail time deposits, partially offset by increases in brokered time deposits and time deposits from internet rate service providers. The decrease in retail time deposits was primarily due to matured and closed accounts of $236.1 million, partially offset by new accounts of $33.7 million and renewals of the matured accounts of $132.9 million. Due to the COVID-19 pandemic and decreases in market rates, the Company experienced a lower level of renewals of maturing time deposits during the three months ended March 31, 2020. Brokered time deposits totaled $74.5 million and $62.4 million, respectively, and time deposits from internet rate service providers totaled $5.4 million and none, respectively, at March 31, 2020 and December 31, 2019. The Company also maintained time deposits from California State Treasurer of $90.0 million at both March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, total deposits were comprised of 26.7% and 24.3%, respectively, of noninterest-bearing demand accounts, 25.3% and 24.5%, respectively, of savings, NOW and money market accounts, and 48.0% and 51.2%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $2.2 million and $5.4 million, respectively, at March 31, 2020 and December 31, 2019.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
March 31, 2020
Time deposits less than $100,000	$29,908	$45,677	$93,734	$8,207	$1,676	$179,202
Time deposits of $100,000 through $250,000	54,088	72,570	133,938	2,557	—	263,153
Time deposits of more than $250,000	128,651	41,722	88,891	7,706	—	266,970
Total	$212,647	$159,969	$316,563	$18,470	$1,676	$709,325
December 31, 2019
Time deposits less than $100,000	$41,456	$29,899	$92,695	$10,165	$1,557	$175,772
Time deposits of $100,000 through $250,000	111,182	53,198	121,674	5,537	—	291,591
Time deposits of more than $250,000	167,825	38,740	77,334	5,827	—	289,726
Total	$320,463	$121,837	$291,703	$21,529	$1,557	$757,089

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $224.1 million at March 31, 2020, a decrease of $2.7 million, or 1.2%, from $226.8 million at December 31, 2019. The decrease was primarily due to repurchase of common stock of $6.5 million and dividends declared on common stock of $1.5 million, partially offset by net income of $3.6 million and a positive fair value change in securities available-for-sale of $948 thousand.
Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal and state banking regulators. The Company is not currently subject to separate minimum capital measurements under the definition of a “Small Bank Holding Company.” At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.
Federal banking agencies also require a capital conservation buffer of 2.50% in addition to the ratios required to generally be considered “adequately capitalized” under the prompt corrective action (“PCA”) regulations. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for the PCA, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of March 31, 2020 and December 31, 2019. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
March 31, 2020
Common tier 1 capital (to risk-weighted assets)	15.53%	15.28%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.71%	16.47%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.53%	15.28%	6.0%	8.0%
Tier 1 capital (to average assets)	12.57%	12.37%	4.0%	5.0%
December 31, 2019
Common tier 1 capital (to risk-weighted assets)	15.87%	15.68%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.90%	16.71%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.87%	15.68%	6.0%	8.0%
Tier 1 capital (to average assets)	13.23%	13.06%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.71% and 8.47%, respectively, as of March 31, 2020, and 8.90% and 8.71%, respectively, as of December 31, 2019.

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
The Company had $80.0 million and $20.0 million of outstanding FHLB advances at March 31, 2020 and December 31, 2019, respectively. Based on the values of loans pledged as collateral, the Company had $356.6 million and $404.8 million of additional borrowing capacity with FHLB as of March 31, 2020 and December 31, 2019, respectively. The Company also had $35.0 million of available unused unsecured federal funds lines at both March 31, 2020 and December 31, 2019.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at March 31, 2020 and December 31, 2019 was $39.4 million and $37.9 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $47.2 million and $46.1 million as of March 31, 2020 and December 31, 2019, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of March 31, 2020 and December 31, 2019, total cash and cash equivalents represented 10.5% and 8.4% of total assets, respectively.
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

($ in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$177,787	$171,608
Standby letters of credit	3,350	3,300
Commercial letters of credit	483	292
Total	$181,620	$175,200

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
March 31, 2020
Time deposits	$689,179	$18,470	$1,676	$—	$709,325
FHLB advances	70,000	10,000	—	—	80,000
Operating leases	2,525	4,351	2,051	1,218	10,145
Total	$761,704	$32,821	$3,727	$1,218	$799,470
December 31, 2019
Time deposits	$734,003	$21,529	$1,557	$—	$757,089
FHLB advances	10,000	10,000	—	—	20,000
Operating leases	2,686	4,454	2,375	1,352	10,867
Total	$746,689	$35,983	$3,932	$1,352	$787,956

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	March 31, 2020		December 31, 2019
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	23.8%	13.9%	20.3%	7.7%
+100	11.9%	7.9%	10.4%	4.7%
-100	(9.5)%	(4.4)%	(11.7)%	(6.1)%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2020 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at March 31, 2020. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 1A - Risk Factors
The following risk factors supplement the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its year ended December 31, 2019 filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended. The ongoing COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent filings with the SEC.
Our business, results of operations, and financial condition have been, and will likely continue to be, adversely affected by the ongoing COVID-19 pandemic.
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on recent global economic and market conditions, including significant disruption of, and volatility in, financial markets; global supply chain disruptions; and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment throughout the United States, but also specifically in California, where all of our operations and a large majority of our customers are located.
These conditions have impacted and are expected in the future to impact-our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates and increased loan delinquencies; increased provisions for loan losses and unfunded loan commitments; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; deposit flows; and continued client draws on lines of credit as well as our participation in the Small Business Administration Paycheck Protection Program. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Negative impacts from these conditions also may include:

•	Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and increase the allowance for loan losses.

•	Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.

•	The decline in the target federal funds rate could decrease yields on our assets that exceed the decline in our cost of interest-bearing liabilities, which may reduce our net interest margin.

•
The impact of the adoption of the CECL standard, which is highly dependent on unemployment rate forecasts over the life of our loans, could significantly increase the allowance for credit losses and decrease net income.

While governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, the success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business, while our participation in other measures could result in reputational harm, litigation, or regulatory and government actions, proceedings, or penalties.
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, particularly in California.

Our Traditional Service Delivery Channels may be Impacted by the COVID-19 Pandemic
In light of the external COVID-19 threat, the Board of Directors and senior management are continuously monitoring the situation, providing frequent communications, and making adjustments and accommodations for both external clients and our employees. For the most part, all branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as limiting our branches to walk-up or drive-up visits. Our customers have been encouraged to utilize branch alternatives such as using our ATMs, online banking, and mobile banking application in lieu of in-branch transactions. In addition, many employees are working remotely and travel as well as face-to-face meeting restrictions are in effect. Further, given the increase of the risk of cyber-security incidents during the pandemic, we have enhanced our cyber-security protocols. If the pandemic worsens, resurges or lasts for an extended period of time, to protect the health of the Company’s workforce and our customers, we may need to enact further precautionary measures to help minimize the risks to our employees and customers, thus potentially altering our service delivery channels and operations over a prolonged period. These changes to our traditional service delivery channels may negatively impact our customers’ experience of banking with us, result in loss of service fees, and increase costs through equipment and services needed to support a remote workforce, and therefore negatively impact our financial condition and results of operation.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2020.
The following table presents share repurchase activities during the three months ended March 31, 2020:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From January 1, 2019 to January 31, 2019	105,890	$15.54	105,890	$4,852
From February 1, 2019 to February 29, 2019	281,680	15.15	281,680	$577
From March 1, 2019 to March 31, 2019	40,904	14.07	40,904	$—
Total	428,474	$15.14	428,474

As previously announced, the Board of Directors approved a $6.5 million stock repurchase program to commence upon the opening of the Company’s trading window for the first quarter of 2020 and continue through November 20, 2021. The Company completed the repurchase program in March 2020. The Company repurchased and retired 428,474 shares of common stock at weighted-average repurchase price of $15.14 per share, totaling $6.5 million under this repurchase program.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.

Item 5 - Other Information
As previously disclosed by 8-K filed on May 3, 2019, on April 30, 2019, the FDIC, the CDBO and the Bank entered into a stipulation consenting to the issuance of the Order relating to the Bank’s BSA/AML.
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
The Order will remain in effect until terminated, modified or suspended by the FDIC and CDBO. The Bank’s Management and Board of Directors have expressed their full intention and ability to comply with all parts of the Order. The Bank began taking corrective actions prior to entry of the Order after communicating with the regulators and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. Importantly, and prior to the entry of the Order, the Bank sought and received FDIC and CDBO non-objection to hiring a new BSA officer, Susan Wahba, CAMS, who began working for the Bank on March 19, 2019, and brings significant experience in BSA/AML compliance, including as a former bank examiner and BSA/AML trainer for the FDIC, and most recently as the Chief Risk Officer for another Los Angeles area bank. Compliance with the requirements of the Order will be determined by the regulators in subsequent examinations. Subsequent to the Order, the Bank implemented many actions to respond to the requirements of the Order, and submitted all required reports to the FDIC and CDBO. Recently, the FDIC and CDBO have raised concerns with the depth of the “look back” and continued turnover in the Bank’s BSA department, and management is reviewing both concerns in detail and intends to address them. Even though the Company believes that the Bank has addressed many of the items under the Order, it will take some time to address, to the satisfaction of the regulators, all of the specific issues unique to the Bank’s operation. While management is confident that all provisions of the Order will be complied with over time, compliance with and satisfaction of the Order will be determined in the sole discretion of the FDIC and CDBO.
The Bank will incur additional non-interest expenses associated with the implementation of the required corrective actions; however, both these expenses and the Order are not expected to have a material impact on the results of operations or financial position of the Bank or the Company.

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-K	001-38621	4.2	March 9, 2020
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	May 11, 2020	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)