Form 10-Q
period 2020-06-30
PCB BANCORP
filed 2020-08-10
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number 001-38621
PCB BANCORP
(Exact name of registrant as specified in its charter)

California	20-8856755
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of August 1, 2020, the registrant had outstanding 15,378,247 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2020

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, but are not limited to, the following:
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas and arising from current COVID-19 pandemic and governmental and societal responses thereto;
•our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance;
•governmental monetary and fiscal policies, and changes in market interest rates;
•compliance with governmental and regulatory requirements, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act and others relating to banking, consumer protection, securities and tax matters;
•compliance with the regulatory consent order related to Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) matters to which Pacific City Bank (the “Bank”), our wholly owned subsidiary, is subject;
•the significant portion of our loan portfolio that is comprised of real estate loans;
•our ability to attract and retain Korean-American customers;
•our ability to identify and address cyber-security risks, fraud and systems errors;
•our ability to effectively execute our strategic plan and manage our growth;
•changes in our senior management team and our ability to attract, motivate and retain qualified personnel;
•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•costs and obligations associated with operating as a public company;
•effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•the effects of severe weather, natural disasters, acts of war or terrorism, health epidemics or pandemics (or expectations about them) and other external events on our business;
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•changes in federal tax law or policy.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Part II. Item 1A. Risk Factors” on this Quarterly Report on Form 10-Q and for the quarter ended March 31, 2020, and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$18,255	$17,808
Interest-bearing deposits in other financial institutions	289,348	128,420
Total cash and cash equivalents	307,603	146,228
Securities available-for-sale, at fair value	128,049	97,566
Securities held-to-maturity, at amortized cost (fair value of $20,480 at December 31, 2019)	—	20,154
Total investment securities	128,049	117,720
Loans held-for-sale	4,102	1,975
Loans held-for-investment, net of deferred loan costs (fees)	1,553,589	1,450,831
Allowance for loan losses	(20,248)	(14,380)
Net loans held-for-investment	1,533,341	1,436,451
Premises and equipment, net	4,542	3,760
Federal Home Loan Bank and other restricted stock, at cost	8,447	8,345
Other real estate owned, net	376	—
Deferred tax assets, net	6,347	5,288
Servicing assets	6,399	6,798
Operating lease assets	7,843	8,991
Accrued interest receivable	9,498	5,136
Other assets	4,230	5,636
Total assets	$2,020,777	$1,746,328
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$551,415	$360,039
Savings, NOW and money market accounts	368,885	362,179
Time deposits of $250,000 or less	466,450	467,363
Time deposits of more than $250,000	260,180	289,726
Total deposits	1,646,930	1,479,307
Federal Home Loan Bank advances	130,000	20,000
Operating lease liabilities	8,758	9,990
Accrued interest payable and other liabilities	7,856	10,197
Total liabilities	1,793,544	1,519,494
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 15,377,935 and 15,707,016 shares issued and outstanding, respectively, and included 38,400 and 37,400 shares of unvested restricted stock, respectively, at June 30, 2020 and December 31, 2019	163,759	169,221
Retained earnings	61,532	57,670
Accumulated other comprehensive income (loss), net	1,942	(57)
Total shareholders’ equity	227,233	226,834
Total liabilities and shareholders’ equity	$2,020,777	$1,746,328

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$18,273	$21,969	$38,679	$42,903
Interest on tax-exempt investment securities	38	38	76	77
Interest on investment securities	501	1,024	1,107	2,078
Interest and dividends on other interest-earning assets	161	999	771	1,924
Total interest income	18,973	24,030	40,633	46,982
Interest expense:
Interest on deposits	3,409	6,200	8,401	11,865
Interest on borrowings	201	138	303	272
Total interest expense	3,610	6,338	8,704	12,137
Net interest income	15,363	17,692	31,929	34,845
Provision for loan losses	3,855	394	6,751	309
Net interest income after provision for loan losses	11,508	17,298	25,178	34,536
Noninterest income:
Service charges and fees on deposits	275	368	665	732
Loan servicing income	902	492	1,456	1,123
Gain on sale of loans	1,498	1,891	2,223	3,011
Other income	243	303	600	597
Total noninterest income	2,918	3,054	4,944	5,463
Noninterest expense:
Salaries and employee benefits	5,761	6,600	12,312	13,222
Occupancy and equipment	1,400	1,407	2,780	2,720
Professional fees	509	686	1,306	1,444
Marketing and business promotion	548	529	727	757
Data processing	366	338	724	656
Director fees and expenses	107	185	328	374
Regulatory assessments	242	309	461	425
Other expenses	763	930	1,625	1,675
Total noninterest expense	9,696	10,984	20,263	21,273
Income before income taxes	4,730	9,368	9,859	18,726
Income tax expense	1,363	2,767	2,920	5,561
Net income	$3,367	$6,601	$6,939	$13,165

Earnings per common share, basic	$0.22	$0.41	$0.45	$0.82
Earnings per common share, diluted	$0.22	$0.40	$0.45	$0.81

Weighted-average common shares outstanding, basic	15,337,405	16,017,089	15,421,552	16,008,325
Weighted-average common shares outstanding, diluted	15,373,655	16,330,039	15,522,626	16,303,274

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$3,367	$6,601	$6,939	$13,165
Other comprehensive income:
Unrealized gain on securities available-for-sale arising during the period	712	1,638	2,054	2,810
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	787	—	787	—
Income tax benefit related to items of other comprehensive income	(448)	(480)	(842)	(825)
Total other comprehensive income, net of tax	1,051	1,158	1,999	1,985
Total comprehensive income	$4,418	$7,759	$8,938	$15,150

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2019	16,011,151	$174,743	$43,288	$(820)	$217,211
Comprehensive income
Net income	—	—	6,601	—	6,601
Other comprehensive income, net of tax	—	—	—	1,158	1,158
Repurchase of common stock	(57,551)	(974)	—	—	(974)
Share-based compensation expense	—	162	—	—	162
Stock options exercised	27,055	204	—	—	204
Cash dividends declared on common stock ($0.06 per share)	—	—	(962)	—	(962)
Balance at June 30, 2019	15,980,655	$174,135	$48,927	$338	$223,400

Balance at April 1, 2020	15,370,086	$163,532	$59,702	$891	$224,125
Comprehensive income
Net income	—	—	3,367	—	3,367
Other comprehensive income, net of tax	—	—	—	1,051	1,051
Share-based compensation expense	—	198	—	—	198
Stock options exercised	7,849	29	—	—	29
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,537)	—	(1,537)
Balance at June 30, 2020	15,377,935	$163,759	$61,532	$1,942	$227,233

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Common Stock Outstanding Shares	Shareholders’ Equity
		Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	15,977,754	$174,366	$37,577	$(1,647)	$210,296
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	(53)	—	(53)
Adjusted balance at January 1, 2019	15,977,754	174,366	37,524	(1,647)	210,243
Comprehensive income
Net income	—	—	13,165	—	13,165
Other comprehensive income, net of tax	—	—	—	1,985	1,985
Repurchase of common stock	(57,551)	(974)	—	—	(974)
Share-based compensation expense	—	323	—	—	323
Stock options exercised	60,452	420	—	—	420
Cash dividends declared on common stock ($0.11 per share)	—	—	(1,762)	—	(1,762)
Balance at June 30, 2019	15,980,655	$174,135	$48,927	$338	$223,400

Balance at January 1, 2020	15,707,016	$169,221	$57,670	$(57)	$226,834
Comprehensive income
Net income	—	—	6,939	—	6,939
Other comprehensive income, net of tax	—	—	—	1,999	1,999
Issuance of restricted stock	1,000	—	—	—	—
Repurchase of common stock	(428,474)	(6,487)	—	—	(6,487)
Share-based compensation expense	—	392	—	—	392
Stock options exercised	98,393	633	—	—	633
Cash dividends declared on common stock ($0.20 per share)	—	—	(3,077)	—	(3,077)
Balance at June 30, 2020	15,377,935	$163,759	$61,532	$1,942	$227,233

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$6,939	$13,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	745	763
Net amortization of premiums on securities	413	406
Net accretion of discounts on loans	(1,558)	(2,041)
Net accretion of deferred loan costs (fees)	(770)	(209)
Amortization of servicing assets	996	1,213
Provision for loan losses	6,751	309
Deferred tax benefit	(1,901)	(689)
Stock-based compensation	392	323
Gain on sale of loans	(2,223)	(3,011)
Originations of loans held-for-sale	(48,559)	(47,532)
Proceeds from sales of and principal collected on loans held-for-sale	49,247	56,693
Change in accrued interest receivable and other assets	(3,039)	(12)
Change in accrued interest payable and other liabilities	(2,623)	(1,920)
Net cash provided by operating activities	4,810	17,458
Cash flows from investing activities
Purchase of securities available-for-sale	(24,394)	(6,247)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	15,184	13,179
Purchase of securities held-to-maturity	—	(2,150)
Proceeds from maturities and paydowns of securities held-to-maturity	1,309	1,149
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	664	303
Net change in loans held-for-investment	(103,260)	(56,712)
Purchase of Federal Home Loan Bank stock	(102)	(912)
Purchases of premises and equipment	(1,528)	(513)
Net cash used in investing activities	(112,127)	(51,903)
Cash flows from financing activities
Net increase in deposits	167,623	2,773
Net change in short-term Federal Home Loan Bank advances	—	15,000
Proceeds from long-term Federal Home Loan Bank advances	140,000	—
Repayment of long-term Federal Home Loan Bank advances	(30,000)	(10,000)
Stock options exercised	633	420
Repurchase of common stock	(6,487)	(974)
Cash dividends paid on common stock	(3,077)	(1,762)
Net cash provided by financing activities	268,692	5,457
Net increase (decrease) in cash and cash equivalents	161,375	(28,988)
Cash and cash equivalents at beginning of period	146,228	162,273
Cash and cash equivalents at end of period	$307,603	$133,285

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$10,822	$13,017
Income taxes paid	4,131	7,322
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$1,355	$303
Loans transferred to other real estate owned	54	50
Reclassification of securities held-to-maturity to securities available-for-sale	18,777	—
Right of use assets obtained in exchange for lease obligations	54	1,588

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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Reclassification of Securities Held-To-Maturity to Securities Available-For-Sale
During the three months ended June 30, 2020, the Company transferred securities held-to-maturity to securities available-for-sale as a part of the Company’s liquidity management plan in response to the COVID-19 pandemic. Management determined that its securities held-to-maturity no longer adhere to the Company’s current liquidity management plan and could be sold to potentially improve liquidity position. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for up to two years. The Company transferred all securities held-to-maturity of $18.8 million to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $787 thousand.
Loan Modifications Related to the COVID-19 Pandemic
On March 27, 2020, the CARES Act was enacted and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDRs”) for a limited period of time to account for the effect of the COVID-19 pandemic. Under the CARES Act, modifications made from March 1, 2020 through the earlier of December 31, 2020 and 60 days after the end of the national emergency on a good faith basis in response to the COVID-19 pandemic to borrowers whose loan status were current as of December 31, 2019.
The banking agencies also issued an Interagency-Statement to encourage banks to work prudently with borrowers and describe the agencies’ interpretation of how accounting rules for TDR apply to certain modifications related to the COVID-19 pandemic.
During the three months ended June 30, 2020, the Company provided modifications, including payment deferments and interest only payments, to customers for the aggregated carrying value of $484.0 million that were adversely affected by the COVID-19 pandemic. As of June 30, 2020, all loans with modifications related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs nor reported past due. These loans had modification terms of 6-month or less and were on accrual status and classified as pass as of June 30, 2020.
Small Business Administration Paycheck Protection Program
Small Business Administration (“SBA”) launched the Paycheck Protection Program (“PPP”) to provide a direct incentive for small businesses to keep their workers on the payroll in respond to the COVID-19 pandemic. SBA will forgive loans if all employee retention criteria are met and the funds are used for eligible expenses. Since the launch of PPP, the Company has extended 1,551 SBA PPP loans totaling $133.7 million, net of unamortized deferred fees and costs, as of June 30, 2020. The Company deferred loan origination fees of $5.6 million and direct origination costs of $1.1 million on SBA PPP loans. The Company amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan evaluation and determined that it is not required to reserve additional allowance for loan losses on SBA PPP loans at June 30, 2020.
Adopted Accounting Pronouncements
During the six months ended June 30, 2020, there were no significant accounting pronouncements applicable to the Company that became effective.
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

Note 2 - Fair Value Measurements
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three-level fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:
•Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$73,158	$—	$73,158
Residential collateralized mortgage obligations	—	35,646	—	35,646
SBA loan pool securities	—	13,121	—	13,121
Municipal bonds	—	6,124	—	6,124
Total securities available-for-sale	—	128,049	—	128,049
Total assets measured at fair value on a recurring basis	$—	$128,049	$—	$128,049
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$38,738	$—	$38,738
Residential collateralized mortgage obligations	—	43,894	—	43,894
SBA loan pool securities	—	14,152	—	14,152
Municipal bonds	—	782	—	782
Total securities available-for-sale	—	97,566	—	97,566
Total assets measured at fair value on a recurring basis	$—	$97,566	$—	$97,566
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Impaired loans:
SBA property	$—	$—	$261	$261
Commercial lines of credit	—	—	1,642	1,642
SBA commercial term	—	—	11	11
Total impaired loans	—	—	1,914	1,914
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,914	$1,914
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2019
Impaired loans:
SBA property	$—	$—	$116	$116
Commercial lines of credit	—	—	1,562	1,562
Total impaired loans	—	—	1,678	1,678
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,678	$1,678
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
June 30, 2020
Impaired loans:
SBA property	$261	Fair value of collateral	NM	NM
Commercial lines of credit	$1,642	Sales comparison approach	Adjustment for differences between the comparable estate sales	-14% to 48% (10.2%)
		Income approach	Adjustment for differences in net operating income expectations	11% to 38% (13.8%)
			Capitalization rate	5.0%
SBA commercial term	$11	Fair value of collateral	NM	NM
December 31, 2019
Impaired loans:
SBA property	$116	Fair value of collateral	NM	NM
Commercial lines of credit	$1,562	Sales comparison approach	Adjustment for differences between the comparable estate sales	-4% to 26% (0.86%)
		Income approach	Adjustment for differences in net operating income expectations	-4% to -11% (-6.20%)
			Capitalization rate	5.0%

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, and specific reserves recorded for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Collateral dependent impaired loans:
SBA property	$(111)	$(18)	$(138)	$(20)
Commercial lines of credit	(214)	—	(720)	—
SBA commercial term	—	—	(164)	—
Net losses recognized	$(325)	$(18)	$(1,022)	$(20)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2020
Financial assets:
Interest-bearing deposits in other financial institutions	$289,348	$289,348	$289,348	$—	$—
Securities available-for-sale	128,049	128,049	—	128,049	—
Loans held-for-sale	4,102	4,188	—	4,188	—
Net loans held-for-investment	1,533,341	1,543,212	—	—	1,543,212
FHLB and other restricted stock	8,447	N/A	N/A	N/A	N/A
Accrued interest receivable	9,498	9,498	10	359	9,129
Financial liabilities:
Deposits	$1,646,930	$1,673,664	$—	$—	$1,673,664
FHLB advances	130,000	130,442	—	130,442	—
Accrued interest payable	3,886	3,886	—	2	3,884
December 31, 2019
Financial assets:
Interest-bearing deposits in other financial institutions	$128,420	$128,420	$128,420	$—	$—
Securities available-for-sale	97,566	97,566	—	97,566	—
Securities held-to-maturity	20,154	20,480	—	20,480	—
Loans held-for-sale	1,975	2,102	—	2,102	—
Net loans held-for-investment	1,436,451	1,449,383	—	—	1,449,383
FHLB and other restricted stock	8,345	N/A	N/A	N/A	N/A
Accrued interest receivable	5,136	5,136	78	375	4,683
Financial liabilities:
Deposits	$1,479,307	$1,468,540	$—	$—	$1,468,540
FHLB advances	20,000	20,092	—	20,092	—
Accrued interest payable	6,004	6,004	—	1	6,003

Note 3 - Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheets according to management’s intent. During the three months ended June 30, 2020, the Company transferred securities held-to-maturity to securities available-for-sale as a part of the Company’s liquidity management plan in response to the COVID-19 pandemic. Management determined that its securities held-to-maturity no longer adhere to the Company’s current liquidity management plan and could be sold to potentially improve liquidity position. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for up to two years. The Company transferred all securities held-to-maturity of $18.8 million to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $787 thousand.
The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$71,680	$1,515	$(37)	$73,158
Residential collateralized mortgage obligations	35,367	382	(103)	35,646
SBA loan pool securities	12,769	375	(23)	13,121
Municipal bonds	5,677	447	—	6,124
Total securities available-for-sale	$125,493	$2,719	$(163)	$128,049
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$38,793	$96	$(151)	$38,738
Residential collateralized mortgage obligations	44,115	36	(257)	43,894
SBA loan pool securities	14,179	34	(61)	14,152
Municipal bonds	764	18	—	782
Total securities available-for-sale	$97,851	$184	$(469)	$97,566
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$15,215	$70	$(81)	$15,204
Municipal bonds	4,939	337	—	5,276
Total securities held-to-maturity	$20,154	$407	$(81)	$20,480

As of June 30, 2020 and December 31, 2019, pledged securities were $111.2 million and $99.3 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of June 30, 2020. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$101	$101
One to five years	2,209	2,308
Five to ten years	1,038	1,076
Greater than ten years	2,329	2,639
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	119,816	121,925
Total	$125,493	$128,049

The Company had no proceeds from sales and calls of securities available-for-sale during the three and six months ended June 30, 2020 and 2019.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$4,742	$(37)	3	$—	$—	—	$4,742	$(37)	3
Residential collateralized mortgage obligations	2,088	(6)	4	13,985	(97)	10	16,073	(103)	14
SBA loan pool securities	2,164	(5)	3	1,750	(18)	3	3,914	(23)	6
Total securities available-for-sale	$8,994	$(48)	10	$15,735	$(115)	13	$24,729	$(163)	23
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$5,401	$(28)	5	$15,772	$(123)	23	$21,173	$(151)	28
Residential collateralized mortgage obligations	15,392	(52)	13	19,834	(205)	23	35,226	(257)	36
SBA loan pool securities	4,787	(38)	5	2,308	(23)	4	7,095	(61)	9
Total securities available-for-sale	$25,580	$(118)	23	$37,914	$(351)	50	$63,494	$(469)	73
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7
Total securities held-to-maturity	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7

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
All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2020 and December 31, 2019 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2020 and December 31, 2019. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the six months ended June 30, 2020 and 2019.

Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019
Real estate loans:
Commercial property	$813,409	$803,014
Residential property	223,923	235,046
SBA property	122,675	129,837
Construction	20,432	19,164
Total real estate loans	1,180,439	1,187,061
Commercial and industrial loans:
Commercial term	98,936	103,380
Commercial lines of credit	96,339	111,768
SBA commercial term	22,650	25,332
SBA PPP	133,675	—
Total commercial and industrial loans	351,600	240,480
Other consumer loans	21,550	23,290
Loans held-for-investment	1,553,589	1,450,831
Allowance for loan losses	(20,248)	(14,380)
Net loans held-for-investment	$1,533,341	$1,436,451

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of June 30, 2020 and December 31, 2019, the Company had $3.9 million and $3.8 million, respectively, of such loans outstanding.
Loan Modifications Related to the COVID-19 Pandemic
The Company provided modifications, including payment deferments and interest only payments, to customers that are adversely affected by the COVID-19. The loan modifications met all criteria under the CARES Act. Therefore, the modified loans were not considered TDRs or reported as past due as of June 30, 2020. The following table presents a summary of loans with modifications related to the COVID-19 pandemic by portfolio segment as of June 30, 2020:

	Modification Type
($ in thousands)	Payment Deferment	Interest Only Payment	Total
June 30, 2020
Real estate loans:
Commercial property	$369,716	$9,850	$379,566
Residential property	44,804	—	44,804
Commercial and industrial loans:
Commercial term	53,277	4,882	58,159
Other consumer loans	1,507	—	1,507
Total	$469,304	$14,732	$484,036

Allowance for Loan Losses
The increase in risks associated with economic and business conditions as a result from the COVID-19 pandemic resulted an increase in allowance for loan losses of $4.2 million and $6.8 million for the three and six months ended June 30, 2020.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan evaluation and determined that it is not required to reserve additional allowance for loan losses on SBA PPP loans at June 30, 2020.
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended June 30, 2020 and 2019:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at April 1, 2020	$11,948	$4,549	$177	$16,674
Charge-offs	(111)	(241)	(63)	(415)
Recoveries on loans previously charged off	—	114	20	134
Provision (reversal) for loan losses	3,708	(85)	232	3,855
Balance at June 30, 2020	$15,545	$4,337	$366	$20,248

Balance at April 1, 2019	$9,324	$3,608	$205	$13,137
Charge-offs	(17)	(168)	(67)	(252)
Recoveries on loans previously charged off	—	33	16	49
Provision (reversal) for loan losses	404	(47)	37	394
Balance at June 30, 2019	$9,711	$3,426	$191	$13,328

The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the six months ended June 30, 2020 and 2019:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2020	$9,854	$4,354	$172	$14,380
Charge-offs	(138)	(916)	(139)	(1,193)
Recoveries on loans previously charged off	56	205	49	310
Provision for loan losses	5,773	694	284	6,751
Balance at June 30, 2020	$15,545	$4,337	$366	$20,248

Balance at January 1, 2019	$9,104	$3,877	$186	$13,167
Charge-offs	(19)	(168)	(111)	(298)
Recoveries on loans previously charged off	4	74	72	150
Provision (reversal) for loan losses	622	(357)	44	309
Balance at June 30, 2019	$9,711	$3,426	$191	$13,328

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
June 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$1	$—	$—	$1
Collectively evaluated for impairment	15,544	4,337	366	20,247
Total	$15,545	$4,337	$366	$20,248
Loans receivable:
Individually evaluated for impairment	$1,971	$2,398	$—	$4,369
Collectively evaluated for impairment	1,178,468	349,202	21,550	1,549,220
Total	$1,180,439	$351,600	$21,550	$1,553,589
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$4	$15	$—	$19
Collectively evaluated for impairment	9,850	4,339	172	14,361
Total	$9,854	$4,354	$172	$14,380
Loans receivable:
Individually evaluated for impairment	$2,158	$2,401	$—	$4,559
Collectively evaluated for impairment	1,184,903	238,079	23,290	1,446,272
Total	$1,187,061	$240,480	$23,290	$1,450,831

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
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2020
Real estate loans:
Commercial property	$813,072	$—	$337	$—	$813,409
Residential property	223,923	—	—	—	223,923
SBA property	119,566	71	3,038	—	122,675
Construction	20,432	—	—	—	20,432
Commercial and industrial loans:
Commercial term	98,936	—	—	—	98,936
Commercial lines of credit	94,371	—	1,968	—	96,339
SBA commercial term	22,254	—	396	—	22,650
SBA PPP	133,675	—	—	—	133,675
Other consumer loans	21,480	—	70	—	21,550
Total	$1,547,709	$71	$5,809	$—	$1,553,589
December 31, 2019
Real estate loans:
Commercial property	$802,373	$—	$641	$—	$803,014
Residential property	235,046	—	—	—	235,046
SBA property	124,135	72	5,630	—	129,837
Construction	17,453	1,711	—	—	19,164
Commercial and industrial loans:
Commercial term	103,380	—	—	—	103,380
Commercial lines of credit	109,880	—	1,888	—	111,768
SBA commercial term	24,677	—	655	—	25,332
Other consumer loans	23,242	—	48	—	23,290
Total	$1,440,186	$1,783	$8,862	$—	$1,450,831

Substandard SBA property loans included $115 thousand and $2.4 million of guaranteed portion by the U.S. government agency at June 30, 2020 and December 31, 2019, respectively.
All loans with modifications related to the COVID-19 pandemic were classified as pass at June 30, 2020.

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
June 30, 2020
Real estate loans:
Residential property	$262	$—	$696	$—	$958
SBA property	—	—	—	1,351	1,351
Commercial and industrial loans:
Commercial lines of credit	—	—	—	1,968	1,968
SBA commercial term	—	—	—	381	381
Other consumer loans	49	113	—	70	232
Total	$311	$113	$696	$3,770	$4,890
December 31, 2019
Real estate loans:
Residential property	$—	$697	$—	$—	$697
SBA property	794	—	—	442	1,236
Commercial and industrial loans:
Commercial lines of credit	—	—	—	1,888	1,888
SBA commercial term	—	189	287	159	635
Other consumer loans	99	39	—	48	186
Total	$893	$925	$287	$2,537	$4,642

There were no nonaccrual loans guaranteed by a U.S. government agency at June 30, 2020 and December 31, 2019.
All loans with modifications related to the COVID-19 pandemic were on accrual status at June 30, 2020.
The Company had a residential property loan past due 90 days or more and still accruing at June 30, 2020, which management believes that the loan is well secured and the Bank is in the process of collection.

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

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2020
Real estate loans:
Commercial property	$337	$335	$—	$—	$—
SBA property	1,458	1,596	176	176	1
Commercial and industrial loans:
Commercial term	26	26	—	—	—
Commercial lines of credit	1,968	1,968	—	—	—
SBA commercial term	404	446	—	—	—
Total	$4,193	$4,371	$176	$176	$1
December 31, 2019
Real estate loans:
Commercial property	$339	$338	$—	$—	$—
SBA property	1,699	1,828	120	154	4
Commercial and industrial loans:
Commercial term	28	28	—	—	—
Commercial lines of credit	1,888	1,888	—	—	—
SBA commercial term	457	495	28	28	15
Total	$4,411	$4,577	$148	$182	$19

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$337	$6	$—	$—
SBA property	1,692	4	1,666	6
Commercial and industrial loans:
Commercial term	26	1	52	1
Commercial lines of credit	2,074	—	—	—
SBA commercial term	418	—	59	1
Total	$4,547	$11	$1,777	$8

The following table presents information on the recorded investment in impaired loans by portfolio segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$338	$11	$—	$—
Residential property	—	—	76	—
SBA property	1,728	9	1,507	12
Commercial and industrial loans:
Commercial term	26	1	57	2
Commercial lines of credit	2,254	—	—	—
SBA commercial term	480	1	150	2
Total	$4,826	$22	$1,790	$16

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$67	$32	$146	$64
Less: interest income recognized on impaired loans on a cash basis	(11)	(8)	(22)	(16)
Interest income foregone on impaired loans	$56	$24	$124	$48

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	June 30, 2020			December 31, 2019
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$337	$—	$337	$339	$—	$339
SBA property	282	40	322	294	121	415
Commercial and industrial loans:
Commercial term	26	—	26	28	—	28
SBA commercial term	24	—	24	39	—	39
Total	$669	$40	$709	$700	$121	$821

The following table presents information on new loans that were modified as TDRs for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
SBA property (1)	—	—	—	1	131	131
Total	—	$—	$—	1	$131	$131

(1) Modified by deferral of principal payment.
The following table presents information on new loans that were modified as TDRs for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
SBA property (1)	—	—	—	1	131	131
Commercial and industrial loans:
SBA commercial term (1)	2	$37	$37	—	$—	$—
Total	2	$37	$37	1	$131	$131

(1) Modified by deferral of principal payment.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of June 30, 2020 and December 31, 2019.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated none and $4 thousand of allowance for loan losses as of June 30, 2020 and December 31, 2019, respectively.

There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended June 30, 2020 and 2019. The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	1	$26	—	$—
Total	1	$26	—	$—

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Real estate loans:
Residential property	$—	$—	$1,125	$303
Commercial and industrial loans:
SBA commercial term	—	—	230	—
Total	$—	$—	$1,355	$303

The following table presents a summary of loans held-for-sale transferred to loans held-for-investment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Real estate loans:
Residential property	$697	$—	$697	$—
Total	$697	$—	$697	$—

The Company had no purchases of loans held-for-investment during the three months ended June 30, 2020 and 2019.
The Company had no sales of loans held-for-investment during the three months ended June 30, 2020 and 2019. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019
Real estate loans:
Residential property	$3,267	$760
SBA property	835	150
Commercial and industrial loans:
SBA commercial term	—	1,065
Total	$4,102	$1,975

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

Note 5 - Servicing Assets
At June 30, 2020 and December 31, 2019, total servicing assets were $6.4 million and $6.8 million, respectively. The Company sold loans of $27.1 million and $29.2 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.4 million and $1.9 million, respectively, during the three months ended June 30, 2020 and 2019. During the six months ended June 30, 2020 and 2019, the Company sold loans of $38.6 million and $50.4 million, respectively, with the servicing rights retained and recognized a net gain on sale of $2.1 million and $3.0 million, respectively. Loan servicing income was $902 thousand and $492 thousand, respectively, for the three months ended June 30, 2020 and 2019, and $1.5 million and $1.1 million, respectively, for the six months ended June 30, 2020 and 2019.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	June 30, 2020			December 31, 2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$125	$5,554	$720	$171	$5,805	$822
Fair value	$160	$7,136	$927	$200	$6,693	$976
Discount rate	11.25%	13.25%	12.75%	11.25%	13.25%	12.75%
Prepayment speed	25.10%	14.08%	13.44%	26.60%	16.28%	16.03%
Weighted average remaining life	31.3 years	21.1 years	6.8 years	24.2 years	21.3 years	7.0 years
Underlying loans being serviced	$25,005	$390,178	$78,817	$32,428	$384,007	$82,181

The following table presents activity in servicing assets for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$153	$5,448	$757	$221	$6,277	$987
Additions	—	391	42	—	386	56
Amortization	(28)	(285)	(79)	(17)	(569)	(111)
Balance at end of period	$125	$5,554	$720	$204	$6,094	$932

The following table presents activity in servicing assets for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$171	$5,805	$822	$244	$6,349	$1,073
Additions	—	513	84	—	670	107
Amortization	(46)	(764)	(186)	(40)	(925)	(248)
Balance at end of period	$125	$5,554	$720	$204	$6,094	$932

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
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Operating lease cost (1)	$576	$649	$1,267	$1,273
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$694	$669	1,427	1,319
Right of use assets obtained in exchange for lease obligations	$17	$1,523	54	1,588

(1) Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019
Operating leases:
Operating lease assets	$7,843	$8,991
Operating lease liabilities	$8,758	$9,990
Weighted-average remaining lease term	4.6 years	5.0 years
Weighted-average discount rate	2.72%	2.81%

The following table presets maturities of operating lease liabilities as of June 30, 2020:

($ in thousands)	June 30, 2020
Maturities:
2020	$1,293
2021	2,303
2022	2,171
2023	1,828
2024	547
After 2024	1,351
Total lease payment	9,493
Imputed Interest	(735)
Present value of operating lease liabilities	$8,758

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had outstanding FHLB advances of $130.0 million and $20.0 million at June 30, 2020 and December 31, 2019, respectively. FHLB advances consisted of fixed interest rate term borrowings of $130.0 million with original maturity terms ranging from 6 months to 5 years and weighted-average interest rate of 0.51% at June 30, 2020. At December 31, 2019, FHLB advances consisted of fixed interest rate term borrowings with original maturity terms ranging from 3 to 5 years and weighted-average interest rate of 1.92%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At June 30, 2020 and December 31, 2019, loans pledged to secure borrowings from the FHLB were $580.6 million and $621.7 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.3 million and $8.2 million, respectively, at June 30, 2020 and December 31, 2019. The Company had additional borrowing capacity of $320.0 million and $404.8 million, respectively, from the FHLB as of June 30, 2020 and December 31, 2019.
Other Borrowing Arrangements
At June 30, 2020, the Company had $40.3 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $48.9 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at June 30, 2020.
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

Note 9 - Share-Based Compensation
On July 25, 2013, the Company adopted 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of June 30, 2020, there were 543,354 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Share-based compensation expense related to:
Stock options	$160	$162	$316	$323
Restricted stock awards	38	—	76	—
Total share-based compensation expense	$198	$162	$392	$323
Related tax benefits	$32	$11	$40	$22

The following table presents unrecognized share-based compensation expense as of June 30, 2020:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$646	2.1 years
Restricted stock awards	504	3.6 years
Total unrecognized share-based compensation expense	$1,150	2.7 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued with exercise prices of the closing market price of the Company’s stock on the grant date, and generally have a three-to five-year vesting period with contractual terms of ten years.
The following table represents stock option activity for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	733,992	$10.76	5.77 years	$(722)
Exercised	(7,849)	$6.68	3.83 years
Outstanding at end of period	726,143	$10.84	5.56 years	$(393)
Exercisable at end of period	501,966	$9.75	5.00 years	$277

The following table represents stock option activity for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	829,376	$10.32	5.80 years	$5,776
Exercised	(98,393)	$6.43	3.42 years
Forfeited	(4,840)	$10.33	5.58 years
Outstanding at end of period	726,143	$10.84	5.56 years	$(393)
Exercisable at end of period	501,966	$9.75	5.00 years	$277

The following table represents information regarding unvested stock options for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	224,177	$13.29	246,317	$13.31
Exercised	—	$—	(17,300)	$14.47
Forfeited	—	$—	(4,840)	$10.33
Outstanding at end of period	224,177	$13.29	224,177	$13.29

Restricted Stock Awards
The Company also has granted restricted stock awards (“RSAs”) to certain employees and officers. The RSAs are valued at the closing market price of the Company’s stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	38,400	$16.53	37,400	$16.60
Granted	—	$—	1,000	$13.72
Outstanding at end of period	38,400	$16.53	38,400	$16.53

Note 10 - Income Taxes
Income tax expense was $1.4 million and $2.8 million, respectively, and the effective tax rate was 28.8% and 29.5%, respectively, for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, income tax expense was $2.9 million and $5.6 million, respectively, and the effective tax rate was 29.6% and 29.7%, respectively.
At June 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, or accrued interest or penalties.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of June 30, 2020, the Company is no longer subject to examination by taxing authorities for tax years before 2016 for federal taxes and before 2015 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 11 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2020	2019	2020	2019
Basic earnings per share:
Net income	$3,367	$6,601	$6,939	$13,165
Less: income allocated to unvested restricted stock	(8)	—	(17)	—
Net income allocated to common stock	$3,359	$6,601	$6,922	$13,165
Weighted-average total common shares outstanding	15,375,805	16,017,089	15,459,639	16,008,325
Less: weighted-average unvested restricted stock	(38,400)	—	(38,087)	—
Weighted-average common shares outstanding, basic	15,337,405	16,017,089	15,421,552	16,008,325
Basic earnings per share	$0.22	$0.41	$0.45	$0.82
Diluted earnings per share:
Net income allocated to common stock	$3,359	$6,601	$6,922	$13,165
Weighted-average common shares outstanding, basic	15,337,405	16,017,089	15,421,552	16,008,325
Diluted effect of stock options	36,250	312,950	101,074	294,949
Weighted-average common shares outstanding, diluted	15,373,655	16,330,039	15,522,626	16,303,274
Diluted earnings per share	$0.22	$0.40	$0.45	$0.81

There were 660,859 and 163,000 stock options were excluded in computing diluted EPS because they were anti-dilutive for three and six months ended June 30, 2020, respectively. For three and six months ended June 30, 2019, there were 15,000 and 15,000 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.

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
As of June 30, 2020 and December 31, 2019, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

($ in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$194,431	$171,608
Standby letters of credit	4,300	3,300
Commercial letters of credit	416	292
Total	$199,147	$175,200

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $270 thousand and $301 thousand, respectively, at June 30, 2020 and December 31, 2019, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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
COVID-19 Pandemic
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on global economic and market conditions, including significant disruption of, and volatility in, financial markets; global supply chain disruptions; and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment throughout the U.S., but also specifically in California, where most of the Company’s operations and a large majority of its customers are located. These conditions have impacted and are expected in the future to impact its business, results of operations, and financial condition negatively.

Note 13 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of June 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 9.09% and 8.83%, respectively, as of June 30, 2020, and 8.90% and 8.71%, respectively, as of December 31, 2019. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$224,570	15.83%	$63,828	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	242,335	17.09%	113,472	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	224,570	15.83%	85,104	6.0%	N/A	N/A
Tier 1 capital (to average assets)	224,570	11.49%	78,175	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$220,907	15.58%	$63,825	4.5%	$92,192	6.5%
Total capital (to risk-weighted assets)	238,670	16.83%	113,467	8.0%	141,834	10.0%
Tier 1 capital (to risk-weighted assets)	220,907	15.58%	85,100	6.0%	113,467	8.0%
Tier 1 capital (to average assets)	220,907	11.30%	78,172	4.0%	97,715	5.0%
December 31, 2019
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$226,069	15.87%	$64,087	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	240,750	16.90%	113,933	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	226,069	15.87%	85,450	6.0%	N/A	N/A
Tier 1 capital (to average assets)	226,069	13.23%	68,355	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$223,241	15.68%	$64,084	4.5%	$92,566	6.5%
Total capital (to risk-weighted assets)	237,922	16.71%	113,928	8.0%	142,410	10.0%
Tier 1 capital (to risk-weighted assets)	223,241	15.68%	85,446	6.0%	113,928	8.0%
Tier 1 capital (to average assets)	223,241	13.06%	68,354	4.0%	85,442	5.0%

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
Subsequent to the Order, the Bank implemented many actions it believes fully respond to the requirements of the Order and submitted all required reports to the FDIC and CDBO. Even though the Company believes that the Bank has addressed the items under the Order, it will take some time to address, to the satisfaction of the regulators, all of the specific issues unique to the Bank’s operation. While management is confident that all provisions of the Order will be complied with over time, compliance with and satisfaction of the Order will be determined in the sole discretion of the FDIC and CDBO.

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
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$21	$29	$49	$57
Account analysis fees	193	242	428	469
Non-sufficient funds charges	42	73	142	159
Other deposit related fees	19	24	46	47
Total service charges and fees on deposits	275	368	665	732
Debit card fees	49	68	118	133
Wire transfer fees	126	126	254	235
Other service charges	40	58	92	108
Total	$490	$620	$1,129	$1,208

Note 15 - Subsequent Events
Dividend Declared on Common Stock. On July 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share. The dividend will be paid on or about September 15, 2020, to shareholders of record as of the close of business on August 31, 2020.
The Company has evaluated the effects of events that have occurred subsequent to June 30, 2020 through the issuance date of these consolidated financial statements (unaudited). Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and six months ended June 30, 2020. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2020	2019	2020	2019
Selected balance sheet data:
Cash and cash equivalents	$307,603	$133,285	$307,603	$133,285
Securities available-for-sale	128,049	142,539	128,049	142,539
Securities held-to-maturity	—	22,685	—	22,685
Loans held-for-sale	4,102	440	4,102	440
Loans held-for-investment, net of deferred loan costs (fees)	1,553,589	1,395,557	1,553,589	1,395,557
Allowance for loan losses	(20,248)	(13,328)	(20,248)	(13,328)
Total assets	2,020,777	1,726,486	2,020,777	1,726,486
Total deposits	1,646,930	1,446,526	1,646,930	1,446,526
Shareholders’ equity	227,233	223,400	227,233	223,400
Selected income statement data:
Interest income	$18,973	$24,030	$40,633	$46,982
Interest expense	3,610	6,338	8,704	12,137
Net interest income	15,363	17,692	31,929	34,845
Provision for loan losses	3,855	394	6,751	309
Noninterest income	2,918	3,054	4,944	5,463
Noninterest expense	9,696	10,984	20,263	21,273
Income before income taxes	4,730	9,368	9,859	18,726
Income tax expense	1,363	2,767	2,920	5,561
Net income	3,367	6,601	6,939	13,165
Per share data:
Earnings per common share, basic	$0.22	$0.41	$0.45	$0.82
Earnings per common share, diluted	0.22	0.40	0.45	0.81
Book value per common share (1)	14.78	13.98	14.78	13.98
Cash dividends declared per common share	0.10	0.06	0.20	0.11

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2020	2019	2020	2019
Outstanding share data:
Number of common shares outstanding	15,377,935	15,980,655	15,377,935	15,980,655
Weighted-average common shares outstanding, basic	15,337,405	16,017,089	15,421,552	16,008,325
Weighted-average common shares outstanding, diluted	15,373,655	16,330,039	15,522,626	16,303,274
Selected performance ratios:
Return on average assets (2)	0.69%	1.52%	0.75%	1.55%
Return on average shareholders' equity (2)	5.98%	12.01%	6.15%	12.22%
Dividend payout ratio (3)	45.45%	14.63%	44.44%	13.41%
Efficiency ratio (4)	53.04%	52.95%	54.95%	52.78%
Yield on average interest-earning assets (2)	3.97%	5.66%	4.48%	5.65%
Cost of average interest-bearing liabilities (2)	1.17%	2.17%	1.46%	2.11%
Net interest spread (2)	2.80%	3.49%	3.02%	3.54%
Net interest margin (2), (5)	3.22%	4.17%	3.52%	4.19%
Total loans to total deposits ratio (6)	94.58%	96.51%	94.58%	96.51%
Asset quality:
Loans 30 to 89 days past due and still accruing	$424	$809	$424	$809
Nonperforming loans (7)	4,466	1,429	4,466	1,429
Nonperforming assets (8)	4,842	1,824	4,842	1,824
Net charge-offs	281	203	883	148
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.03%	0.06%	0.03%	0.06%
Nonperforming loans to loans held-for-investment	0.29%	0.10%	0.29%	0.10%
Nonperforming loans to allowance for loan losses	22.06%	10.72%	22.06%	10.72%
Nonperforming assets to total assets	0.24%	0.11%	0.24%	0.11%
Allowance for loan losses to loans held-for-investment	1.30%	0.96%	1.30%	0.96%
Allowance for loan losses to nonperforming loans	453.38%	932.68%	453.38%	932.68%
Net charge-offs to average loans held-for-investment (2)	0.07%	0.06%	0.12%	0.02%
Capital ratios:
Shareholders’ equity to total assets	11.24%	12.94%	11.24%	12.94%
Average equity to average assets	11.57%	12.65%	12.14%	12.66%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	15.83%	16.20%	15.83%	16.20%
Total capital (to risk-weighted assets)	17.09%	17.18%	17.09%	17.18%
Tier 1 capital (to risk-weighted assets)	15.83%	16.20%	15.83%	16.20%
Tier 1 capital (to average assets)	11.49%	12.74%	11.49%	12.74%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	15.58%	16.07%	15.58%	16.07%
Total capital (to risk-weighted assets)	16.83%	17.05%	16.83%	17.05%
Tier 1 capital (to risk-weighted assets)	15.58%	16.07%	15.58%	16.07%
Tier 1 capital (to average assets)	11.30%	12.64%	11.30%	12.64%

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
Since the beginning of the crisis, the Company has taken a number of steps to protect the safety of its employees and to support its customers. The Company has enabled its staff to work remotely and established safety measures within its bank premises and branches for both employees and customers.
In order to support its customers, the Company has been in close contact with its customers, assessing the level of impact on their businesses, and putting a process in place to evaluate each client’s specific situation and provide relief programs where appropriate. Since the launch of PPP, the Company has extended 1,551 PPP loans totaling $133.7 million as of June 30, 2020. The Company also provided modifications, including interest only payments or payment deferrals, to 467 loan customers for the aggregated carrying value of $484.0 million as of June 30, 2020 that are adversely affected by the COVID-19 pandemic. The CARES Act provided for relief on existing and new SBA loans disbursed prior to September 27, 2020 with the SBA paying six months of principal, interest, and any associated fees on these loans. As of June 30, 2020, the Company had 938 SBA loans for the aggregated carrying value of $140.9 million that are qualified for this relief program.
In addition, the Company has been monitoring its liquidity and capital closely. As of June 30, 2020, the Company maintained $307.6 million, or 15.2% of total assets, of cash and cash equivalents and $425.3 million, or 21.0% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well capitalized requirements as of June 30, 2020.
At this time, the Company cannot estimate the long term impact of the COVID-19 pandemic, but these conditions impacted and are expected to impact its business, results of operations, and financial condition negatively.
Q2 2020 Financial Highlights
•Net income was $3.4 million for the three months ended June 30, 2020, a decrease of $3.2 million, or 49.0%, from $6.6 million for the three months ended June 30, 2019;
◦The Company recorded a provision for loan losses of $3.9 million primarily related to an increase in economic uncertainty due to the COVID-19 pandemic.
◦Allowance for loan losses to total loans held-for-investment ratio was 1.30% at June 30, 2020 compared with 0.99% at December 31, 2019. Excluding SBA PPP loans, allowance for loan losses to total loans held-for-investment ratio was 1.43% at June 30, 2020.
◦Net interest margin was 3.22% for the three months ended June 30, 2020 compared with 4.17% for the three months ended June 30, 2019.
•Total assets were $2.02 billion at June 30, 2020, an increase of $274.4 million, or 15.7%, from $1.75 billion at December 31, 2019;
•Loans held-for-investment, net of deferred costs (fees), were $1.55 billion at June 30, 2020, an increase of $102.8 million, or 7.1%, from $1.45 billion at December 31, 2019;
◦SBA PPP loans totaled $133.7 million at June 30, 2020.
•Total deposits were $1.65 billion at June 30, 2020, an increase of $167.6 million, or 11.3%, from $1.48 billion at December 31, 2019; and
•The Company declared and paid cash dividends of $0.10 per common share during the three months ended June 30, 2020.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,554,011	$18,273	4.73%	$1,378,910	$21,969	6.39%
Mortgage backed securities	63,692	317	2.00%	87,787	559	2.55%
Collateralized mortgage obligation	37,745	122	1.30%	53,027	325	2.46%
SBA loan pool securities	13,189	62	1.89%	21,297	140	2.64%
Municipal securities - tax exempt (2)	5,710	38	2.68%	5,880	38	2.59%
Interest-bearing deposits in other financial institutions	237,023	60	0.10%	146,527	874	2.39%
FHLB and other bank stock	8,424	101	4.82%	8,134	125	6.16%
Total interest-earning assets	1,919,794	18,973	3.97%	1,701,562	24,030	5.66%
Noninterest-earning assets:
Cash and cash equivalents	16,031			18,342
Allowances for loan losses	(17,320)			(13,163)
Other assets	37,959			35,843
Total noninterest earning assets	36,670			41,022
Total assets	$1,956,464			$1,742,584
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$371,992	548	0.59%	$323,285	1,339	1.66%
Savings	6,966	3	0.17%	9,146	14	0.61%
Time deposits	730,349	2,858	1.57%	811,247	4,847	2.40%
Borrowings	130,330	201	0.62%	30,166	138	1.83%
Total interest-bearing liabilities	1,239,637	3,610	1.17%	1,173,844	6,338	2.17%
Noninterest-bearing liabilities:
Demand deposits	474,175			326,813
Other liabilities	16,198			21,441
Total noninterest-bearing liabilities	490,373			348,254
Total liabilities	1,730,010			1,522,098
Shareholders’ equity	226,454			220,486
Total liabilities and shareholders’ equity	$1,956,464			$1,742,584
Net interest income		$15,363			$17,692
Net interest spread (3)			2.80%			3.49%
Net interest margin (4)			3.22%			4.17%
Cost of funds (5)			0.85%			1.69%

(1) Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $649 thousand and $131 thousand, respectively, and net accretion of discount on loans of $530 thousand and $1.2 million, respectively, are included in the interest income for the three months ended June 30, 2020 and 2019.
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
(6) Annualized.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,504,369	$38,679	5.17%	$1,360,641	$42,903	6.36%
Mortgage backed securities	60,597	646	2.14%	86,164	1,108	2.59%
Collateralized mortgage obligation	39,577	320	1.63%	53,962	683	2.55%
SBA loan pool securities	13,531	141	2.10%	21,717	287	2.66%
Municipal securities - tax exempt (2)	5,714	76	2.67%	5,884	77	2.64%
Interest-bearing deposits in other financial institutions	193,735	521	0.54%	139,816	1,666	2.40%
FHLB and other bank stock	8,385	250	6.00%	7,785	258	6.68%
Total interest-earning assets	1,825,908	40,633	4.48%	1,675,969	46,982	5.65%
Noninterest-earning assets:
Cash and cash equivalents	17,441			18,509
Allowances for loan losses	(15,860)			(13,141)
Other assets	36,136			35,215
Total noninterest earning assets	37,717			40,583
Total assets	$1,863,625			$1,716,552
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$368,298	1,667	0.91%	$308,348	2,471	1.62%
Savings	6,790	6	0.18%	8,810	22	0.50%
Time deposits	744,415	6,728	1.82%	812,583	9,372	2.33%
Borrowings	77,723	303	0.78%	30,120	272	1.82%
Total interest-bearing liabilities	1,197,226	8,704	1.46%	1,159,861	12,137	2.11%
Noninterest-bearing liabilities:
Demand deposits	421,847			317,493
Other liabilities	18,281			21,880
Total noninterest-bearing liabilities	440,128			339,373
Total liabilities	1,637,354			1,499,234
Shareholders’ equity	226,271			217,318
Total liabilities and shareholders’ equity	$1,863,625			$1,716,552
Net interest income		$31,929			$34,845
Net interest spread (3)			3.02%			3.54%
Net interest margin (4)			3.52%			4.19%
Cost of funds (5)			1.08%			1.66%

(1) Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $770 thousand and $209 thousand, respectively, and net accretion of discount on loans of $1.6 million and $2.0 million, respectively, are included in the interest income for the six months ended June 30, 2020 and 2019.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$2,790	$(6,486)	$(3,696)	$4,532	$(8,756)	$(4,224)
Investment securities	(301)	(222)	(523)	(621)	(351)	(972)
Other interest-earning assets	586	(1,424)	(838)	711	(1,864)	(1,153)
Total interest income	3,075	(8,132)	(5,057)	4,622	(10,971)	(6,349)
Interest incurred on:
Savings, NOW, and money market deposits	189	(991)	(802)	455	(1,275)	(820)
Time deposits	(483)	(1,506)	(1,989)	(786)	(1,858)	(2,644)
Borrowings	458	(395)	63	430	(399)	31
Total interest expense	164	(2,892)	(2,728)	99	(3,532)	(3,433)
Change in net interest income	$2,911	$(5,240)	$(2,329)	$4,523	$(7,439)	$(2,916)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Interest income:
Interest and fees on loans	$18,273	$21,969	$(3,696)	(16.8)%
Interest on tax-exempt investment securities	38	38	—	—%
Interest on investment securities	501	1,024	(523)	(51.1)%
Interest and dividends on other interest-earning assets	161	999	(838)	(83.9)%
Total interest income	18,973	24,030	(5,057)	(21.0)%
Interest expense:
Interest on deposits	3,409	6,200	(2,791)	(45.0)%
Interest on borrowings	201	138	63	45.7%
Total interest expense	3,610	6,338	(2,728)	(43.0)%
Net interest income	$15,363	$17,692	$(2,329)	(13.2)%

Net interest income decreased primarily due to a 169 basis point decrease in average yield on interest-earning assets and a 5.6% increase in average balance of interest-bearing liabilities, partially offset by a 100 basis point decrease in average cost on interest-bearing liabilities and a 12.8% increase in average balance of interest-earning assets.
Interest and fees on loans decreased primarily due to a 166 basis point decrease in average yield, partially offset by a 12.7% increase in average balance. The decrease in average yield was primarily due to the lower market rates, 1% contractual rate on SBA PPP loans, reset of interest rates on SBA loans, and a decrease in net accretion of discount during the three months ended June 30, 2020. The Wall Street Journal prime rate was 3.25% during the three months ended June 30, 2020 compared to 4.75% at December 31, 2019 and 5.50% at June 30, 2019. On SBA PPP loans, the Company expects to earn an annualized yield of approximately 2.7% assuming the expected term of 24 months and no prepayments. SBA loans, excluding PPP loans, had a weighted-average contractual rate of 4.69% and 6.17%, respectively, at June 30, 2020 and March 31, 2020. The decrease in net accretion of discount was primarily due to a decrease in prepayment speed on SBA loans.

Interest on investment securities decreased primarily due to a 28.4% decrease in average balance and 74 basis point decrease in average yield. The decrease in average balance was primarily due to a sale of investment securities of $32.8 million in December 2019, partially offset by new investment securities of $30.1 million purchased during the past 12-month period. The decrease in average yield was primarily due to new investment securities purchased under the lower market rates during the past 12-month period and the sale of securities available-for-sale with a weighted-average book yield of 3.02%. For the three months ended June 30, 2020 and 2019, yield on total investment securities was 1.80% and 2.54%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 233 basis point decrease in average yield, partially offset by a 58.7% increase in average balance. The decrease in average yield was primarily due to the lower market rates. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank as a part of the Company’s strategic decision to increase its liquidity level by increasing FHLB advances to proactively manage its liquidity position in response to the COVID-19 pandemic as well as the increase in deposits. For the three months ended June 30, 2020 and 2019, yield on total other interest-earning assets was 0.26% and 2.59%, respectively.
Interest expense on deposits decreased primarily due to a 93 basis point decrease in average cost of interest-bearing deposits and a 10.1% decrease in average balance of savings and time deposits, partially offset by a 15.1% increase in NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of renewals of matured time deposits due to the lower market rates. For the three months ended June 30, 2020 and 2019, average cost on total interest-bearing deposits was 1.24% and 2.17%, respectively, and average cost on total deposits were 0.87% and 1.69%, respectively.
Interest expense on borrowings increased as the Company maintained a higher balance of FHLB advances as a part of the Company’s liquidity management.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table presents the components of net interest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Interest income:
Interest and fees on loans	$38,679	$42,903	$(4,224)	(9.8)%
Interest on tax-exempt investment securities	76	77	(1)	(1.3)%
Interest on investment securities	1,107	2,078	(971)	(46.7)%
Interest and dividends on other interest-earning assets	771	1,924	(1,153)	(59.9)%
Total interest income	40,633	46,982	(6,349)	(13.5)%
Interest expense:
Interest on deposits	8,401	11,865	(3,464)	(29.2)%
Interest on borrowings	303	272	31	11.4%
Total interest expense	8,704	12,137	(3,433)	(28.3)%
Net interest income	$31,929	$34,845	$(2,916)	(8.4)%

Net interest income decreased primarily due to a 117 basis point decrease in average yield on interest-earning assets and 3.2% increase in interest-bearing liabilities, partially offset by a 65 basis point decrease in average cost on interest-bearing liabilities and a 8.9% increase in average balance of interest-earning assets.
Interest and fees on loans decreased primarily due to a 119 basis point decrease in average yield, partially offset by a 10.6% increase in average balance. The decrease in average yield was primarily due to the lower market rates, 1% contractual rate on SBA PPP loans, reset of interest rates on SBA loans, and a decrease in net accretion of discount during the six months ended June 30, 2020. The Wall Street Journal prime rate was 3.25% during the three months ended June 30, 2020 compared to 4.75% at December 31, 2019 and 5.50% at June 30, 2019. On SBA PPP loans, the Company expects to earn an annualized yield of approximately 2.7% assuming the expected term of 24 months and no prepayments. SBA loans, excluding PPP loans, had a weighted-average contractual rate of 4.69% and 6.17%, respectively, at June 30, 2020 and March 31, 2020. The decrease in net accretion of discount was primarily due to a decrease in prepayment speed on SBA loans.

Interest on investment securities decreased primarily due to a 28.8% decrease in average balance and 60 basis point decrease in average yield. The decrease in average balance was primarily due to a sale of investment securities of $32.8 million in December 2019, partially offset by new investment securities of $30.1 million purchased during the past 12-month period. The decrease in average yield was primarily due to new investment securities purchased under the lower market rates during the past 12-month period and the sale of securities available-for-sale with a weighted-average book yield of 3.02%. For the three months ended June 30, 2020 and 2019, yield on total investment securities was 1.99% and 2.59%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 186 basis point decrease in average yield, partially offset by a 36.9% increase in average balance. The decrease in average yield was primarily due to the lower market rates. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank as a part of the Company’s strategic decision to increase its liquidity level by increasing FHLB advances to proactively manage its liquidity position in response to the COVID-19 pandemic as well as the increase in deposits. For the six months ended June 30, 2020 and 2019, yield on total other interest-earning assets was 0.77% and 2.63%, respectively.
Interest expense on deposits decreased primarily due to a 61 basis point decrease in average cost of interest-bearing deposits and an 8.5% decrease in average balance of savings and time deposits, partially offset by a 19.4% increase in NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of renewals of matured time deposits due to the lower market rates. For the six months ended June 30, 2020 and 2019, average cost on total interest-bearing deposits was 1.51% and 2.12%, respectively, and average cost on total deposits were 1.10% and 1.65%, respectively.
Interest expense on borrowings increased as the Company maintained a higher balance of FHLB advances as a part of the Company’s liquidity management.
Provision for Loan Losses
Provision for loan losses was $3.9 million and $394 thousand, respectively, for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, provision for loan losses was $6.8 million and $309 thousand, respectively. Additional provisions for loan losses for the three and six months ended June 30, 2020 were primarily due to the increase in risks associated with economic and business conditions as a result of the COVID-19 pandemic.
See further discussion in “Allowance for Loan Losses.”

Noninterest Income
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Service charges and fees on deposits	$275	$368	$(93)	(25.3)%
Loan servicing income	902	492	410	83.3%
Gain on sale of loans	1,498	1,891	(393)	(20.8)%
Other income	243	303	(60)	(19.8)%
Total noninterest income	$2,918	$3,054	$(136)	(4.5)%

Service charges and fees on deposits decreased primarily due to a decrease in fee-based transactions.
Loan servicing income increased primarily due to a decrease in servicing asset amortization from a lower prepayment speed. Serving asset amortization was $392 thousand and $698 thousand, respectively, for the three months ended June 30, 2020 and 2019.
Gain on sale of loans decreased primarily due to a decrease in sales volume of SBA loans and a lower level of premium on SBA loans in the secondary market, partially offset by an increase in sale volume of residential property loans. The Company sold SBA loans of $27.1 million with a gain of $1.4 million and residential property loans of $6.1 million with a gain of $50 thousand during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Company sold SBA loans of $29.2 million with a gain of $1.9 million and residential property loans of $375 thousand with a gain of $7 thousand.
Other income primarily includes wire transfer fees of $126 thousand and $126 thousand, respectively, and debit card interchange fees of $49 thousand and $68 thousand, respectively, for the three months ended June 30, 2020 and 2019.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table presents the components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Service charges and fees on deposits	$665	$732	$(67)	(9.2)%
Loan servicing income	1,456	1,123	333	29.7%
Gain on sale of loans	2,223	3,011	(788)	(26.2)%
Other income	600	597	3	0.5%
Total noninterest income	$4,944	$5,463	$(519)	(9.5)%

Service charges and fees on deposits decreased primarily due to a decrease in fee based transactions.
Loan servicing income increased primarily due to a decrease in servicing asset amortization from a lower prepayment speed. Serving asset amortization was $996 thousand and $1.2 million, respectively, for the six months ended June 30, 2020 and 2019.
Gain on sale of loans decreased primarily due to a decrease in sales volume of SBA loans and a lower level of premium on SBA loans in the secondary market, partially offset by an increase in sale volume of residential property loans. The Company sold SBA loans of $38.8 million with a gain of $2.2 million and residential property loans of $8.2 million with a gain of $71 thousand during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company sold SBA loans of $50.4 million with a gain of $3.0 million and residential property loans of $2.8 million with a gain of $23 thousand.
Other income primarily includes wire transfer fees of $254 thousand and $235 thousand, respectively, and debit card interchange fees of $118 thousand and $133 thousand, respectively, for the six months ended June 30, 2020 and 2019.

Noninterest Expense
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Salaries and employee benefits	$5,761	$6,600	$(839)	(12.7)%
Occupancy and equipment	1,400	1,407	(7)	(0.5)%
Professional fees	509	686	(177)	(25.8)%
Marketing and business promotion	548	529	19	3.6%
Data processing	366	338	28	8.3%
Director fees and expenses	107	185	(78)	(42.2)%
Regulatory assessments	242	309	(67)	(21.7)%
Other expenses	763	930	(167)	(18.0)%
Total noninterest expense	$9,696	$10,984	$(1,288)	(11.7)%

Salaries and employee benefits decreased primarily due to an increase in direct loan origination cost, which defers the recognition of salaries and benefits expenses, and a decrease in bonus accrual for the three months ended June 30, 2020, partially offset by overall increases in salaries and other employee benefits from the hiring of new experienced employees with higher salaries in order to enhance the controls and processes on BSA/AML compliance. SBA PPP loan production incurred direct loan origination cost of approximately $1.1 million. The number of full-time equivalent employees was 251 at June 30, 2020 compared to 248 at June 30, 2019.
Professional fees decreased primarily due to decreases in expenses related to the BSA/AML compliance enhancements.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts.
Director fees and expenses decreased primarily due to the Company's Board of Directors decision to temporarily decrease director fees during the three months ended June 30, 2020.
Regulatory assessment expense decreased primarily due to an adjustment made during the three months ended June 30, 2019 for the assessment rate increase, partially offset by an increase in balance sheet.
Other expenses primarily included $91 thousand and $160 thousand in loan related legal expenses, $339 thousand and $447 thousand in office expense, and $107 thousand and $136 thousand in armed guard expense for the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table presents the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Salaries and employee benefits	$12,312	$13,222	$(910)	(6.9)%
Occupancy and equipment	2,780	2,720	60	2.2%
Professional fees	1,306	1,444	(138)	(9.6)%
Marketing and business promotion	727	757	(30)	(4.0)%
Data processing	724	656	68	10.4%
Director fees and expenses	328	374	(46)	(12.3)%
Regulatory assessments	461	425	36	8.5%
Other expenses	1,625	1,675	(50)	(3.0)%
Total noninterest expense	$20,263	$21,273	$(1,010)	(4.7)%

Salaries and employee benefits decreased primarily due to an increase in direct loan origination cost, which defers the recognition of salaries and benefits expenses, and a decrease in bonus accrual for the six months ended June 30, 2020, partially offset by overall increases in salaries and other employee benefits from the hiring of new experienced employees with higher salaries in order to enhance the controls and processes on BSA/AML compliance. SBA PPP loan production incurred direct loan origination cost of approximately $1.1 million. The number of full-time equivalent employees was 251 at June 30, 2020 compared to 248 at June 30, 2019.
Professional fees decreased primarily due to decreases in expenses related to the BSA/AML compliance enhancements.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts.
Director fees and expenses decreased primarily due to the Company's Board of Directors decision to temporarily decrease director fees during the three months ended June 30, 2020, partially offset by a severance payment of $45 thousand for a former director during the three months end March 31, 2020.
Regulatory assessment expense increased primarily due to an increase in balance sheet.
Other expenses primarily included $217 thousand and $217 thousand in loan related legal expenses, $719 thousand and $807 thousand in office expense, and $254 thousand and $269 thousand in armed guard expense for the three months ended June 30, 2020 and 2019, respectively.
Income Tax Expense
Income tax expense was $1.4 million and $2.8 million, respectively, and the effective tax rate was 28.8% and 29.5%, respectively, for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, income tax expense was $2.9 million and $5.6 million, respectively, and the effective tax rate was 29.6% and 29.7%, respectively.

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
During the three months ended June 30, 2020, the Company transferred securities held-to-maturity to securities available-for-sale as a part of the Company’s liquidity management plan in response to the COVID-19 pandemic. Management determined that its securities held-to-maturity no longer adhere to the Company’s current liquidity management plan and could be sold to potentially improve liquidity position. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for up to two years. The Company transferred all securities held-to-maturity of $18.8 million to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $787 thousand.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$71,680	$73,158	$1,478	$38,793	$38,738	$(55)
Residential collateralized mortgage obligations	35,367	35,646	279	44,115	43,894	(221)
SBA loan pool securities	12,769	13,121	352	14,179	14,152	(27)
Municipal bonds	5,677	6,124	447	764	782	18
Total securities available-for-sale	$125,493	$128,049	$2,556	$97,851	$97,566	$(285)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—	—	15,215	15,204	(11)
Municipal bonds	—	—	—	4,939	5,276	337
Total securities held-to-maturity	$—	$—	$—	$20,154	$20,480	$326

Total investment securities were $128.0 million at June 30, 2020, an increase of $10.3 million, or 8.8%, from $117.7 million at December 31, 2019. The increase was primarily due to purchases of $24.4 million and an increase in fair value of securities available-for-sale of $2.8 million, partially offset by principal paydowns of $16.5 million and net premium amortization of $413 thousand.
The Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2020 and December 31, 2019 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2020 and December 31, 2019. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and six months ended June 30, 2020 and 2019.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of June 30, 2020:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$689	1.42%	$10,827	1.52%	$60,164	1.85%	$71,680	1.80%
Residential collateralized mortgage obligations	—	—%	—	—%	12,095	0.82%	23,272	1.41%	35,367	1.21%
SBA loan pool securities	—	—%	—	—%	3,360	1.32%	9,409	2.02%	12,769	1.84%
Municipal bonds	101	1.39%	2,209	2.02%	1,038	2.23%	2,329	3.53%	5,677	2.67%
Total securities available-for-sale	$101	1.39%	$2,898	1.88%	$27,320	1.21%	$95,174	1.80%	$125,493	1.68%

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
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019
Real estate loans:
Residential property	$3,267	$760
SBA property	835	150
Commercial and industrial loans:
SBA commercial term	—	1,065
Total	$4,102	$1,975

Loans held-for-sale were $4.1 million at June 30, 2020, an increase of $2.1 million, or 107.7%, from $2.0 million at December 31, 2019. The increase was primarily due to new funding of $48.6 million and a loan transferred from loans held-for-investment of $1.4 million, partially offset by sales of $47.0 million.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2020		December 31, 2019
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$813,409	52.3%	$803,014	55.4%
Residential property	223,923	14.4%	235,046	16.3%
SBA property	122,675	7.9%	129,837	8.9%
Construction	20,432	1.3%	19,164	1.3%
Total real estate loans	1,180,439	75.9%	1,187,061	81.9%
Commercial and industrial loans:
Commercial term	98,936	6.4%	103,380	7.1%
Commercial lines of credit	96,339	6.2%	111,768	7.7%
SBA commercial term	22,650	1.5%	25,332	1.7%
SBA PPP	133,675	8.6%	—	—%
Total commercial and industrial loans	351,600	22.7%	240,480	16.5%
Other consumer loans	21,550	1.4%	23,290	1.6%
Loans held-for-investment	1,553,589	100.0%	1,450,831	100.0%
Allowance for loan losses	(20,248)		(14,380)
Net loans held-for-investment	$1,533,341		$1,436,451

Loans held-for-investment, net of deferred loan costs (fees) were $1.55 billion at June 30, 2020, an increase of $102.8 million, or 7.1%, from $1.45 billion at December 31, 2019. The increase was primarily due to new funding of $234.3 million and advances of $56.5 million, partially offset by paydowns and payoffs of $186.2 million. SBA PPP loans represented $133.7 million of new funding, and contributed significantly to the Company’s loan growth for the six months ended June 30, 2020.

Loan Modifications Related to the COVID-19 Pandemic
The Company provided modifications, including payment deferments and interest only payments, to customers that were adversely affected by the COVID-19 pandemic. As of June 30, 2020, all loans with modifications related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs nor reported past due. These loans had modification terms of 6-month or less and were on accrual status and classified as pass as of June 30, 2020.
The following table presents a summary of loans with modifications related to the COVID-19 pandemic as of June 30, 2020:

	Modification Type			Weighted-Average Contractual Rate	Loan-to-Value (1)	Accrued Interest Receivable
($ in thousands)	Payment Deferment	Interest Only	Total
Real estate loans:
Commercial property	$369,716	$9,850	$379,566	4.60%	48.4%	$5,123
Residential property	44,804	—	44,804	5.02%	57.4%	664
Commercial and industrial loans:			—
Commercial term	53,277	4,882	58,159	4.77%		786
Other consumer loans	1,507	—	1,507	7.28%		24
Total	$469,304	$14,732	$484,036	4.66%		$6,597

(1) Collateral value at origination
SBA Paycheck Protection Program
Since the launch of PPP, the Company has extended 1,551 SBA PPP loans totaling $133.7 million, net of unamortized deferred fees and costs, as of June 30, 2020. The Company deferred loan origination fees of $5.6 million and direct origination costs of $1.1 million. The Company amortizes these deferred fees and costs without prepayment assumption using the contractual lives of PPP loans. The following table presents a summary of SBA PPP loans as of June 30, 2020:

($ in thousands)	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$350,000 or less	1,480	$80,300	$83,099
Over $350,000 and less than $2,000,000	68	45,021	46,232
$2,000,000 or more	3	8,354	8,427
Total	1,551	$133,675	$137,758

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
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance for loan losses. Annualized net charge-offs to average loans held-for-investment were 0.07% and 0.06%, respectively, for the three months ended June 30, 2020 and 2019, and 0.12% and 0.02%, respectively, for the six months ended June 30, 2020 and 2019.
The allowance for loan losses totaled $20.2 million and $14.4 million, respectively, and represented 1.30% and 0.99%, respectively, to loans held-for-investment at June 30, 2020 and December 31, 2019.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan evaluation and determined that it is not required to reserve additional allowance for loan losses on SBA PPP loans at June 30, 2020. Excluding SBA PPP loans, the allowance for loan losses represented 1.43% to loans held-for-investment at June 30, 2020.
The increases in allowance for loan losses to loans held-for-investment was primarily due to risks associated with economic and business conditions as a result of the COVID-19 pandemic, which resulted in an additional provision for loan losses of $4.2 million and $6.8 million, respectively, for the three and six months ended June 30, 2020.
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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Allowance for loan losses:
Balance at beginning of period	$16,674	$13,137	$14,380	$13,167
Charge-offs:
Real estate	111	17	138	19
Commercial and industrial	241	168	916	168
Other consumer	63	67	139	111
Total charge-offs	415	252	1,193	298
Recoveries on loans previously charged off
Real estate	—	—	56	4
Commercial and industrial	114	33	205	74
Other consumer	20	16	49	72
Total recoveries	134	49	310	150
Net charge-offs	281	203	883	148
Provision (reversal) for loan losses	3,855	394	6,751	309
Balance at end of period	$20,248	$13,328	20,248	13,328
Loans held-for-investment:
Balance at end of period	$1,553,589	$1,395,557	$1,553,589	$1,395,557
Average balance	1,537,414	1,375,537	1,491,274	1,354,946
Ratios:
Annualized net charge-offs to average loans held-for-investment	0.07%	0.06%	0.12%	0.02%
Allowance for loan losses to loans held-for-investment	1.30%	0.96%	1.30%	0.96%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
SBA property	$1,351	$442	$909	205.7%
Total real estate loans	1,351	442	909	205.7%
Commercial and industrial loans:
Commercial lines of credit	1,968	1,888	80	4.2%
SBA commercial term	381	159	222	139.6%
Total commercial and industrial loans	2,349	2,047	302	14.8%
Other consumer loans	70	48	22	45.8%
Total nonaccrual loans	3,770	2,537	1,233	48.6%
Loans past due 90 days or more still on accrual	696	287	409	142.5%
Total nonperforming loans	4,466	2,824	1,642	58.1%
Other real estate owned	376	—	376	—%
Total nonperforming assets	$4,842	$2,824	$2,018	71.5%

Nonperforming loans to loans held-for-investment	0.29%	0.19%
Nonperforming assets to total assets	0.24%	0.16%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $1.8 million, partially offset by paydowns and payoffs of $409 thousand and charge-offs of $146 thousand during the six months ended June 30, 2020. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believe the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $40 thousand and $91 thousand, respectively, would have been recorded during the three and six months ended June 30, 2020, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	June 30, 2020			December 31, 2019
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$337	$—	$337	$339	$—	$339
SBA property	282	40	322	294	121	415
Commercial and industrial loans:
Commercial term	26	—	26	28	—	28
SBA commercial term	24	—	24	39	—	39
Total	$669	$40	$709	$700	$121	$821

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents summary of the Company’s deposit as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$551,415	$360,039	$191,376	53.2%
Interest-bearing deposits:
Savings	8,258	6,492	1,766	27.2%
NOW	21,173	17,673	3,500	19.8%
Retail money market accounts	339,444	307,980	31,464	10.2%
Brokered money market accounts	10	30,034	(30,024)	(100.0)%
Retail time deposits of:
$250,000 or less	347,382	405,004	(57,622)	(14.2)%
More than $250,000	170,180	199,726	(29,546)	(14.8)%
Time deposits from internet rate service providers	37,068	—	37,068	—%
Brokered time deposits	82,000	62,359	19,641	31.5%
Time deposits from California State Treasurer	90,000	90,000	—	—%
Total interest-bearing deposits	1,095,515	1,119,268	(23,753)	(2.1)%
Total deposits	$1,646,930	$1,479,307	$167,623	11.3%

The increase in noninterest-bearing demand deposits was primarily due to the deposit increases from customers with SBA PPP loans as well as the overall liquid deposit market. Deposits held with customers with SBA PPP loans increased $120.0 million to $270.1 million at June 30, 2020 compared with $150.5 million at March 31, 2020. The Company’s deposit customers also received the SBA Economic Injury Disaster Loans of $80.3 million during the three months ended June 30, 2020.
The decrease in retail time deposits was primarily due to matured and closed accounts of $353.1 million, partially offset by new accounts of $49.6 million and renewals of the matured accounts of $208.5 million.
As of June 30, 2020 and December 31, 2019, total deposits were comprised of 33.5% and 24.3%, respectively, of noninterest-bearing demand accounts, 22.4% and 24.5%, respectively, of savings, NOW and money market accounts, and 44.1% and 51.2%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $4.1 million and $5.4 million, respectively, at June 30, 2020 and December 31, 2019.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
June 30, 2020
Time deposits less than $100,000	$46,023	$66,804	$60,291	$7,972	$1,631	$182,721
Time deposits of $100,000 through $250,000	78,535	55,224	148,039	1,931	—	283,729
Time deposits of more than $250,000	135,400	33,142	84,333	7,305	—	260,180
Total	$259,958	$155,170	$292,663	$17,208	$1,631	$726,630
December 31, 2019
Time deposits less than $100,000	$41,456	$29,899	$92,695	$10,165	$1,557	$175,772
Time deposits of $100,000 through $250,000	111,182	53,198	121,674	5,537	—	291,591
Time deposits of more than $250,000	167,825	38,740	77,334	5,827	—	289,726
Total	$320,463	$121,837	$291,703	$21,529	$1,557	$757,089

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $227.2 million at June 30, 2020, an increase of $399 thousand, or 0.2%, from $226.8 million at December 31, 2019. The increase was primarily due to net income of $6.9 million, a positive fair value change in securities available-for-sale of $2.0 million and cash proceeds from exercise of stock options of $633 thousand, partially offset by repurchase of common stock of $6.5 million and dividends declared on common stock of $3.1 million.
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
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of June 30, 2020 and December 31, 2019. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2020
Common tier 1 capital (to risk-weighted assets)	15.83%	15.58%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.09%	16.83%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.83%	15.58%	6.0%	8.0%
Tier 1 capital (to average assets)	11.49%	11.30%	4.0%	5.0%
December 31, 2019
Common tier 1 capital (to risk-weighted assets)	15.87%	15.68%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.90%	16.71%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.87%	15.68%	6.0%	8.0%
Tier 1 capital (to average assets)	13.23%	13.06%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 9.09% and 8.83%, respectively, as of June 30, 2020, and 8.90% and 8.71%, respectively, as of December 31, 2019.

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
The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in financial institutions, federal funds sold, and unpledged securities available-for-sale. Liquid liabilities may include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non-core deposits, additional collateralized borrowings such as FHLB advances and Federal Reserve Discount Window, and the issuance of debt securities and preferred or common securities.
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
The Company had $130.0 million and $20.0 million of outstanding FHLB advances at June 30, 2020 and December 31, 2019, respectively. Based on the values of loans pledged as collateral, the Company had $320.0 million and $404.8 million of additional borrowing capacity with FHLB as of June 30, 2020 and December 31, 2019, respectively. The Company also had $65.0 million and $35.0 million, respectively, of available unused unsecured federal funds lines at June 30, 2020 and December 31, 2019.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at June 30, 2020 and December 31, 2019 was $40.3 million and $37.9 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $48.9 million and $46.1 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of June 30, 2020 and December 31, 2019, total cash and cash equivalents represented 15.2% and 8.4% of total assets, respectively.
During the three months ended June 30, 2020, the Company also transferred securities held-to-maturity of $18.8 million to securities available-for-sale in order to secure additional liquidity on balance sheet. As of June 30, 2020, management was able to maintain strong on-and off-balance sheet liquidity as a result of proactive liquidity management in response to the COVID-19 pandemic.
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

($ in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$194,431	$171,608
Standby letters of credit	4,300	3,300
Commercial letters of credit	416	292
Total	$199,147	$175,200

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2020
Time deposits	$707,791	$17,208	$1,631	$—	$726,630
FHLB advances	120,000	10,000	—	—	130,000
Operating leases	2,517	4,361	1,530	1,085	9,493
Total	$830,308	$31,569	$3,161	$1,085	$866,123
December 31, 2019
Time deposits	$734,003	$21,529	$1,557	$—	$757,089
FHLB advances	10,000	10,000	—	—	20,000
Operating leases	2,686	4,454	2,375	1,352	10,867
Total	$746,689	$35,983	$3,932	$1,352	$787,956

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	June 30, 2020		December 31, 2019
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	26.4%	21.4%	20.3%	7.7%
+100	13.3%	12.0%	10.4%	4.7%
-100	(2.2)%	(9.1)%	(11.7)%	(6.1)%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2020 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at June 30, 2020. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
These conditions have impacted and are expected in the future to impact-our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates and increased loan delinquencies; increased provisions for loan losses and unfunded loan commitments; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; deposit flows; and continued client draws on lines of credit as well as our participation in the Small Business Administration Paycheck Protection Program. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Negative impacts from these conditions also may include:
•Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and increase the allowance for loan losses.
•Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.
•The decline in the target federal funds rate could decrease yields on our assets that exceed the decline in our cost of interest-bearing liabilities, which may reduce our net interest margin.
•The impact of the adoption of the CECL standard, which is highly dependent on unemployment rate forecasts over the life of our loans, could significantly increase the allowance for credit losses and decrease net income.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2020.
The following table presents share repurchase activities during the three months ended June 30, 2020:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From April 1, 2020 to April 30, 2020	—	$—	—	$—
From May 1, 2020 to May 31, 2020	—	—	—	$—
From June 1, 2020 to June 30, 2020	—	—	—	$—
Total	—	$—	—

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
The Order will remain in effect until terminated, modified or suspended by the FDIC and CDBO. The Bank’s Management and Board of Directors have expressed their full intention and ability to comply with all parts of the Order. The Bank began taking corrective actions prior to entry of the Order after communicating with the regulators and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. Subsequent to the Order, the Bank implemented many actions to respond to the requirements of the Order, and submitted all required reports to the FDIC and CDBO. Even though the Company believes that the Bank has addressed the items under the Order, it will take some time to address, to the satisfaction of the regulators, all of the specific issues unique to the Bank’s operation. While management is confident that all provisions of the Order will be complied with over time, compliance with and satisfaction of the Order will be determined in the sole discretion of the FDIC and CDBO.
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

PCB Bancorp

Date:	August 10, 2020	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2020	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)