Form 10-Q
period 2020-09-30
PCB BANCORP
filed 2020-11-06
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 30, 2020, the registrant had outstanding 15,379,538 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2020

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
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance and our borrowers' actual payment performance as loan deferrals related to the COVID-19 pandemic expire;
•governmental monetary and fiscal policies, and changes in market interest rates;
•compliance with governmental and regulatory requirements, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act and others relating to banking, consumer protection, securities and tax matters including, but not limited to the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Part II. Item 1A. Risk Factors” on this Quarterly Report on Form 10-Q and for the quarters ended March 31, 2020 and June 30, 2020, and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$13,572	$17,808
Interest-bearing deposits in other financial institutions	243,810	128,420
Total cash and cash equivalents	257,382	146,228
Securities available-for-sale, at fair value	128,982	97,566
Securities held-to-maturity, at amortized cost (fair value of $20,480 at December 31, 2019)	—	20,154
Total investment securities	128,982	117,720
Loans held-for-sale	30,878	1,975
Loans held-for-investment, net of deferred loan costs (fees)	1,578,804	1,450,831
Allowance for loan losses	(24,546)	(14,380)
Net loans held-for-investment	1,554,258	1,436,451
Premises and equipment, net	4,355	3,760
Federal Home Loan Bank and other restricted stock, at cost	8,447	8,345
Other real estate owned, net	376	—
Deferred tax assets, net	7,454	5,288
Servicing assets	6,166	6,798
Operating lease assets	7,329	8,991
Accrued interest receivable	11,246	5,136
Other assets	4,314	5,636
Total assets	$2,021,187	$1,746,328
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$576,086	$360,039
Savings, NOW and money market accounts	407,790	362,179
Time deposits of $250,000 or less	406,023	467,363
Time deposits of more than $250,000	257,208	289,726
Total deposits	1,647,107	1,479,307
Federal Home Loan Bank advances	130,000	20,000
Operating lease liabilities	8,204	9,990
Accrued interest payable and other liabilities	6,537	10,197
Total liabilities	1,791,848	1,519,494
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 15,379,538 and 15,707,016 shares issued and outstanding, respectively, and included 30,300 and 37,400 shares of unvested restricted stock, respectively, at September 30, 2020 and December 31, 2019	163,960	169,221
Retained earnings	63,443	57,670
Accumulated other comprehensive income (loss), net	1,936	(57)
Total shareholders’ equity	229,339	226,834
Total liabilities and shareholders’ equity	$2,021,187	$1,746,328

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$18,938	$21,876	$57,617	$64,779
Interest on tax-exempt investment securities	37	38	113	115
Interest on investment securities	478	940	1,585	3,018
Interest and dividends on other interest-earning assets	167	833	938	2,757
Total interest income	19,620	23,687	60,253	70,669
Interest expense:
Interest on deposits	2,599	6,060	11,000	17,925
Interest on borrowings	168	98	471	370
Total interest expense	2,767	6,158	11,471	18,295
Net interest income	16,853	17,529	48,782	52,374
Provision (reversal) for loan losses	4,326	(102)	11,077	207
Net interest income after provision for loan losses	12,527	17,631	37,705	52,167
Noninterest income:
Service charges and fees on deposits	280	405	945	1,137
Loan servicing income	856	534	2,312	1,657
Gain on sale of loans	821	1,540	3,044	4,551
Other income	315	323	915	920
Total noninterest income	2,272	2,802	7,216	8,265
Noninterest expense:
Salaries and employee benefits	6,438	6,901	18,750	20,123
Occupancy and equipment	1,416	1,408	4,196	4,128
Professional fees	325	664	1,631	2,108
Marketing and business promotion	193	292	920	1,049
Data processing	373	348	1,097	1,004
Director fees and expenses	125	188	453	562
Regulatory assessments	267	—	728	425
Other expenses	749	976	2,374	2,651
Total noninterest expense	9,886	10,777	30,149	32,050
Income before income taxes	4,913	9,656	14,772	28,382
Income tax expense	1,464	2,871	4,384	8,432
Net income	$3,449	$6,785	$10,388	$19,950

Earnings per common share, basic	$0.22	$0.43	$0.67	$1.25
Earnings per common share, diluted	$0.22	$0.42	$0.67	$1.23

Weighted-average common shares outstanding, basic	15,343,888	15,816,269	15,395,475	15,943,603
Weighted-average common shares outstanding, diluted	15,377,531	16,099,598	15,466,207	16,231,848

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$3,449	$6,785	$10,388	$19,950
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(9)	443	2,045	3,253
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	787	—
Income tax benefit (expense) related to items of other comprehensive income (loss)	3	(130)	(839)	(955)
Total other comprehensive income (loss), net of tax	(6)	313	1,993	2,298
Total comprehensive income	$3,443	$7,098	$12,381	$22,248

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2019	15,980,655	$174,135	$48,927	$338	$223,400
Comprehensive income
Net income	—	—	6,785	—	6,785
Other comprehensive income, net of tax	—	—	—	313	313
Issuance of restricted stock	37,700	—	—	—	—
Repurchase of common stock	(316,518)	(5,130)	—	—	(5,130)
Share-based compensation expense	—	180	—	—	180
Stock options exercised	8,450	39	—	—	39
Cash dividends declared on common stock ($0.06 per share)	—	—	(944)	—	(944)
Balance at September 30, 2019	15,710,287	$169,224	$54,768	$651	$224,643

Balance at July 1, 2020	15,377,935	$163,759	$61,532	$1,942	$227,233
Comprehensive income
Net income	—	—	3,449	—	3,449
Other comprehensive loss, net of tax	—	—	—	(6)	(6)
Issuance of restricted stock	900	—	—	—	—
Restricted stock surrendered due to employee tax liability	(165)	(2)	—	—	(2)
Share-based compensation expense	—	200	—	—	200
Stock options exercised	868	3	—	—	3
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,538)	—	(1,538)
Balance at September 30, 2020	15,379,538	$163,960	$63,443	$1,936	$229,339

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	15,977,754	$174,366	$37,577	$(1,647)	$210,296
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	(53)	—	(53)
Adjusted balance at January 1, 2019	15,977,754	174,366	37,524	(1,647)	210,243
Comprehensive income
Net income	—	—	19,950	—	19,950
Other comprehensive income, net of tax	—	—	—	2,298	2,298
Issuance of restricted stock	37,700	—	—	—	—
Repurchase of common stock	(374,069)	(6,104)	—	—	(6,104)
Share-based compensation expense	—	503	—	—	503
Stock options exercised	68,902	459	—	—	459
Cash dividends declared on common stock ($0.17 per share)	—	—	(2,706)	—	(2,706)
Balance at September 30, 2019	15,710,287	$169,224	$54,768	$651	$224,643

Balance at January 1, 2020	15,707,016	$169,221	$57,670	$(57)	$226,834
Comprehensive income
Net income	—	—	10,388	—	10,388
Other comprehensive income, net of tax	—	—	—	1,993	1,993
Issuance of restricted stock	1,900	—	—	—	—
Restricted stock surrendered due to employee tax liability	(165)	(2)	—	—	(2)
Repurchase of common stock	(428,474)	(6,487)	—	—	(6,487)
Share-based compensation expense	—	592	—	—	592
Stock options exercised	99,261	636	—	—	636
Cash dividends declared on common stock $0.30 per share)	—	—	(4,615)	—	(4,615)
Balance at September 30, 2020	15,379,538	$163,960	$63,443	$1,936	$229,339

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$10,388	$19,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	1,118	1,152
Net amortization of premiums on securities	656	641
Net accretion of discounts on loans	(2,301)	(3,083)
Net accretion of deferred loan costs (fees)	(1,988)	(327)
Amortization of servicing assets	1,385	1,875
Provision for loan losses	11,077	207
Deferred tax benefit	(3,005)	(967)
Stock-based compensation	592	503
Gain on sale of loans	(3,044)	(4,551)
Originations of loans held-for-sale	(100,507)	(75,023)
Proceeds from sales of and principal collected on loans held-for-sale	75,389	84,943
Change in accrued interest receivable and other assets	(4,911)	840
Change in accrued interest payable and other liabilities	(3,944)	(326)
Net cash provided by (used in) operating activities	(19,095)	25,834
Cash flows from investing activities
Purchase of securities available-for-sale	(36,640)	(6,247)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	26,245	21,365
Purchase of securities held-to-maturity	—	(2,150)
Proceeds from maturities and paydowns of securities held-to-maturity	1,309	2,192
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	664	826
Net change in loans held-for-investment	(129,337)	(50,280)
Purchase of loans held-for-investment	—	(893)
Purchase of Federal Home Loan Bank stock	(102)	(912)
Proceeds from sale of other real estate owned	2,490	321
Purchases of premises and equipment	(1,714)	(575)
Net cash used in investing activities	(137,085)	(36,353)
Cash flows from financing activities
Net change in deposits	167,800	(11,491)
Proceeds from long-term Federal Home Loan Bank advances	140,000	—
Repayment of long-term Federal Home Loan Bank advances	(30,000)	(10,000)
Stock options exercised	636	459
Repurchase of common stock	(6,487)	(6,104)
Cash dividends paid on common stock	(4,615)	(2,706)
Net cash provided by (used in) financing activities	267,334	(29,842)
Net increase (decrease) in cash and cash equivalents	111,154	(40,361)
Cash and cash equivalents at beginning of period	146,228	162,273
Cash and cash equivalents at end of period	$257,382	$121,912

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$14,849	$19,018
Income taxes paid	6,621	9,410
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$1,355	$824
Loans transferred to other real estate owned	2,544	50
Reclassification of securities held-to-maturity to securities available-for-sale	18,777	—
Right of use assets obtained in exchange for lease obligations	105	1,616

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is Pacific City Bank (the “Bank”). The Company changed its corporate name from “Pacific City Financial Corporation” to “PCB Bancorp” in July 2019. The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and 9 loan production offices (“LPOs”) in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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
Loan Modifications Related to the COVID-19 Pandemic
On March 27, 2020, the CARES Act was enacted and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDRs”) for a limited period of time to account for the effect of the COVID-19 pandemic. Under the CARES Act, modifications made from March 1, 2020 through the earlier of December 31, 2020 or 60 days after the end of the national emergency, may be subject to temporary suspension if the modifications were made in good faith in response to the COVID-19 pandemic to borrowers whose loan status were no more than 30 days past due as of December 31, 2019, and the modifications were related to arrangements that defer or delay the payments of principal or interest, or change the interest rate on the loan.
The banking agencies also issued an Interagency-Statement to encourage banks to work prudently with borrowers and describe the agencies’ interpretation of how accounting rules for TDR apply to certain modifications related to the COVID-19 pandemic.
As of September 30, 2020, the Company’s loans under modified terms related to the COVID-19 pandemic, including payment deferments and interest only payments, totaled $171.6 million. All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less.
Small Business Administration Paycheck Protection Program
Small Business Administration (“SBA”) launched the Paycheck Protection Program (“PPP”) to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. SBA will forgive loans if all employee retention criteria are met and the funds are used for eligible expenses. As of September 30, 2020, the Company had 1,614 SBA PPP loans totaling $136.4 million, net of unamortized deferred fees and costs. The Company deferred loan origination fees of $5.7 million and direct origination costs of $1.1 million on SBA PPP loans. The Company amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at September 30, 2020.
Adopted Accounting Pronouncements
During the nine months ended September 30, 2020, there were no significant accounting pronouncements applicable to the Company that became effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$79,771	$—	$79,771
Residential collateralized mortgage obligations	—	30,673	—	30,673
SBA loan pool securities	—	12,707	—	12,707
Municipal bonds	—	5,831	—	5,831
Total securities available-for-sale	—	128,982	—	128,982
Total assets measured at fair value on a recurring basis	$—	$128,982	$—	$128,982
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$38,738	$—	$38,738
Residential collateralized mortgage obligations	—	43,894	—	43,894
SBA loan pool securities	—	14,152	—	14,152
Municipal bonds	—	782	—	782
Total securities available-for-sale	—	97,566	—	97,566
Total assets measured at fair value on a recurring basis	$—	$97,566	$—	$97,566
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Impaired loans:
SBA property	$—	$—	$251	$251
Commercial lines of credit	—	—	1,120	1,120
SBA commercial term	—	—	12	12
Total impaired loans	—	—	1,383	1,383
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,383	$1,383
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2019
Impaired loans:
SBA property	$—	$—	$116	$116
Commercial lines of credit	—	—	1,562	1,562
Total impaired loans	—	—	1,678	1,678
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,678	$1,678
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
September 30, 2020
Impaired loans:
SBA property	$251	Fair value of collateral	NM	NM
Commercial lines of credit	$1,120	Sales comparison approach	Adjustment for differences between the comparable estate sales	-10% to 13% (2.1%)
SBA commercial term	$12	Fair value of collateral	NM	NM
December 31, 2019
Impaired loans:
SBA property	$116	Fair value of collateral	NM	NM
Commercial lines of credit	$1,562	Sales comparison approach	Adjustment for differences between the comparable estate sales	-4% to 26% (0.86%)
		Income approach	Adjustment for differences in net operating income expectations	-4% to -11% (-6.20%)
			Capitalization rate	5.0%

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, and specific reserves recorded for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Collateral dependent impaired loans:
SBA property	$(9)	$—	$(147)	$(20)
Commercial lines of credit	(79)	—	(799)	—
SBA commercial term	—	—	(164)	—
Other real estate owned	—	(18)	—	(18)
Net losses recognized	$(88)	$(18)	$(1,110)	$(38)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2020
Financial assets:
Interest-bearing deposits in other financial institutions	$243,810	$243,810	$243,810	$—	$—
Securities available-for-sale	128,982	128,982	—	128,982	—
Loans held-for-sale	30,878	33,770	—	33,770	—
Net loans held-for-investment	1,554,258	1,568,235	—	—	1,568,235
FHLB and other restricted stock	8,447	N/A	N/A	N/A	N/A
Accrued interest receivable	11,246	11,246	4	314	10,928
Financial liabilities:
Deposits	$1,647,107	$1,653,614	$—	$—	$1,653,614
FHLB advances	130,000	130,406	—	130,406	—
Accrued interest payable	2,626	2,626	—	2	2,624
December 31, 2019
Financial assets:
Interest-bearing deposits in other financial institutions	$128,420	$128,420	$128,420	$—	$—
Securities available-for-sale	97,566	97,566	—	97,566	—
Securities held-to-maturity	20,154	20,480	—	20,480	—
Loans held-for-sale	1,975	2,102	—	2,102	—
Net loans held-for-investment	1,436,451	1,449,383	—	—	1,449,383
FHLB and other restricted stock	8,345	N/A	N/A	N/A	N/A
Accrued interest receivable	5,136	5,136	78	375	4,683
Financial liabilities:
Deposits	$1,479,307	$1,468,540	$—	$—	$1,468,540
FHLB advances	20,000	20,092	—	20,092	—
Accrued interest payable	6,004	6,004	—	1	6,003

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
The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$78,289	$1,504	$(22)	$79,771
Residential collateralized mortgage obligations	30,430	312	(69)	30,673
SBA loan pool securities	12,335	395	(23)	12,707
Municipal bonds	5,381	450	—	5,831
Total securities available-for-sale	$126,435	$2,661	$(114)	$128,982
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$38,793	$96	$(151)	$38,738
Residential collateralized mortgage obligations	44,115	36	(257)	43,894
SBA loan pool securities	14,179	34	(61)	14,152
Municipal bonds	764	18	—	782
Total securities available-for-sale	$97,851	$184	$(469)	$97,566
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$15,215	$70	$(81)	$15,204
Municipal bonds	4,939	337	—	5,276
Total securities held-to-maturity	$20,154	$407	$(81)	$20,480

As of September 30, 2020 and December 31, 2019, pledged securities were $100.3 million and $99.3 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of September 30, 2020. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	2,200	2,303
Five to ten years	849	887
Greater than ten years	2,332	2,641
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	121,054	123,151
Total	$126,435	$128,982

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$185	$—	$185	$—
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$9,610	$(22)	4	$—	$—	—	$9,610	$(22)	4
Residential collateralized mortgage obligations	5,100	(7)	5	7,691	(62)	7	12,791	(69)	12
SBA loan pool securities	2,107	(6)	3	1,718	(17)	3	3,825	(23)	6
Total securities available-for-sale	$16,817	$(35)	12	$9,409	$(79)	10	$26,226	$(114)	22
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$5,401	$(28)	5	$15,772	$(123)	23	$21,173	$(151)	28
Residential collateralized mortgage obligations	15,392	(52)	13	19,834	(205)	23	35,226	(257)	36
SBA loan pool securities	4,787	(38)	5	2,308	(23)	4	7,095	(61)	9
Total securities available-for-sale	$25,580	$(118)	23	$37,914	$(351)	50	$63,494	$(469)	73
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7
Total securities held-to-maturity	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7

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
All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2020 and December 31, 2019 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2020 and December 31, 2019. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the nine months ended September 30, 2020 and 2019.

Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Real estate loans:
Commercial property	$853,708	$803,014
Residential property	212,804	235,046
SBA property	128,038	129,837
Construction	19,803	19,164
Total real estate loans	1,214,353	1,187,061
Commercial and industrial loans:
Commercial term	90,867	103,380
Commercial lines of credit	92,222	111,768
SBA commercial term	23,011	25,332
SBA PPP	136,418	—
Total commercial and industrial loans	342,518	240,480
Other consumer loans	21,933	23,290
Loans held-for-investment	1,578,804	1,450,831
Allowance for loan losses	(24,546)	(14,380)
Net loans held-for-investment	$1,554,258	$1,436,451

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of September 30, 2020 and December 31, 2019, the Company had $3.9 million and $3.8 million, respectively, of such loans outstanding.
SBA PPP loans
The following table presents a summary of SBA PPP loans as of September 30, 2020:

($ in thousands)	Number of Loans	Amount
Loan amount:
$50,000 or less	1,043	$21,551
Over $50,000 and less than $350,000	499	60,679
Over $350,000 and less than $2,000,000	69	45,813
$2,000,000 or more	3	8,375
Total	1,614	$136,418

Loan Modifications Related to the COVID-19 Pandemic
The Company provided modifications, including payment deferments and interest only payments, to customers that are adversely affected by the COVID-19. The loan modifications were accounted for under section 4013 of the CARES Act and, therefore, the modified loans were not considered TDRs as of September 30, 2020. All types of modifications have initial modification terms of 6-months or less. At September 30, 2020, all loans under modified terms related to the COVID-19 had remaining modification terms of 4-months or less. The following table presents a summary of loans under modified terms related to the COVID-19 pandemic by portfolio segment as of September 30, 2020:

	Modification Type
($ in thousands)	Payment Deferment	Interest Only Payment	Total
September 30, 2020
Real estate loans:
Commercial property	$135,165	$2,397	$137,562
Residential property	19,233	—	19,233
Commercial and industrial loans:
Commercial term	11,797	2,960	14,757
SBA commercial term	—	72	72
Total	$166,195	$5,429	$171,624

The Company had loans under modified terms related to the COVID-19 pandemic of $171.6 million and $484.0 million at September 30, 2020 and June 30, 2020, respectively. The decrease was primarily due to expirations of modifications of $220.5 million, early terminations of modifications of $106.7 million, partially offset by subsequent modifications of $19.8 million and new modifications of $1.9 million during the three months ended September 30, 2020.

Allowance for Loan Losses
The increase in risks associated with economic and business conditions as a result from the COVID-19 pandemic resulted an increase in allowance for loan losses of $4.3 million and $11.1 million for the three and nine months ended September 30, 2020.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at September 30, 2020.
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended September 30, 2020 and 2019:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at July 1, 2020	$15,545	$4,337	$366	$20,248
Charge-offs	—	—	(102)	(102)
Recoveries on loans previously charged off	—	18	56	74
Provision (reversal) for loan losses	2,556	1,686	84	4,326
Balance at September 30, 2020	$18,101	$6,041	$404	$24,546

Balance at July 1, 2019	$9,711	$3,426	$191	$13,328
Charge-offs	—	(179)	(47)	(226)
Recoveries on loans previously charged off	—	38	56	94
Provision (reversal) for loan losses	(33)	(6)	(63)	(102)
Balance at September 30, 2019	$9,678	$3,279	$137	$13,094

The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the nine months ended September 30, 2020 and 2019:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2020	$9,854	$4,354	$172	$14,380
Charge-offs	(138)	(916)	(241)	(1,295)
Recoveries on loans previously charged off	56	223	105	384
Provision for loan losses	8,329	2,380	368	11,077
Balance at September 30, 2020	$18,101	$6,041	$404	$24,546

Balance at January 1, 2019	$9,104	$3,877	$186	$13,167
Charge-offs	(19)	(347)	(158)	(524)
Recoveries on loans previously charged off	4	112	128	244
Provision (reversal) for loan losses	589	(363)	(19)	207
Balance at September 30, 2019	$9,678	$3,279	$137	$13,094

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
September 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$9	$79	$—	$88
Collectively evaluated for impairment	18,092	5,962	404	24,458
Total	$18,101	$6,041	$404	$24,546
Loans receivable:
Individually evaluated for impairment	$1,535	$1,940	$—	$3,475
Collectively evaluated for impairment	1,212,818	340,578	21,933	1,575,329
Total	$1,214,353	$342,518	$21,933	$1,578,804
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$4	$15	$—	$19
Collectively evaluated for impairment	9,850	4,339	172	14,361
Total	$9,854	$4,354	$172	$14,380
Loans receivable:
Individually evaluated for impairment	$2,158	$2,401	$—	$4,559
Collectively evaluated for impairment	1,184,903	238,079	23,290	1,446,272
Total	$1,187,061	$240,480	$23,290	$1,450,831

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

The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Real estate loans:
Commercial property	$852,325	$1,048	$335	$—	$853,708
Residential property	212,804	—	—	—	212,804
SBA property	125,497	—	2,541	—	128,038
Construction	19,803	—	—	—	19,803
Commercial and industrial loans:
Commercial term	87,241	3,626	—	—	90,867
Commercial lines of credit	90,697	—	1,525	—	92,222
SBA commercial term	22,547	72	392	—	23,011
SBA PPP	136,418	—	—	—	136,418
Other consumer loans	21,866	—	67	—	21,933
Total	$1,569,198	$4,746	$4,860	$—	$1,578,804
December 31, 2019
Real estate loans:
Commercial property	$802,373	$—	$641	$—	$803,014
Residential property	235,046	—	—	—	235,046
SBA property	124,135	72	5,630	—	129,837
Construction	17,453	1,711	—	—	19,164
Commercial and industrial loans:
Commercial term	103,380	—	—	—	103,380
Commercial lines of credit	109,880	—	1,888	—	111,768
SBA commercial term	24,677	—	655	—	25,332
Other consumer loans	23,242	—	48	—	23,290
Total	$1,440,186	$1,783	$8,862	$—	$1,450,831

Substandard SBA property loans included $114 thousand and $2.4 million of guaranteed portion by the U.S. government agency at September 30, 2020 and December 31, 2019, respectively.
The following table presents the risk categories for the recorded investment in loans under modified terms related to the COVID-19 pandemic by portfolio segment as of the date indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Real estate loans:
Commercial property	$137,219	$343	$—	$—	$137,562
Residential property	19,233	—	—	—	19,233
Commercial and industrial loans:
Commercial term	11,131	3,626	—	—	14,757
SBA commercial term	—	72	—	—	72
Total	$167,583	$4,041	$—	$—	$171,624

Loans that are granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, are classified as special mention.

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
September 30, 2020
Real estate loans:
Residential property	$189	$—	$699	$—	$888
SBA property	—	—	—	923	923
Commercial and industrial loans:
Commercial lines of credit	—	—	—	1,525	1,525
SBA commercial term	—	—	—	378	378
Other consumer loans	108	3	—	67	178
Total	$298	$3	$699	$2,893	$3,893
December 31, 2019
Real estate loans:
Residential property	$—	$697	$—	$—	$697
SBA property	794	—	—	442	1,236
Commercial and industrial loans:
Commercial lines of credit	—	—	—	1,888	1,888
SBA commercial term	—	189	287	159	635
Other consumer loans	99	39	—	48	186
Total	$893	$925	$287	$2,537	$4,642

There were no nonaccrual loans guaranteed by a U.S. government agency at September 30, 2020 and December 31, 2019.
All loans under modified terms related to the COVID-19 pandemic were on accrual status and current at September 30, 2020.
The Company had a residential property loan past due 90 days or more and still accruing at September 30, 2020, which management believes that the loan is well secured and the Bank is in the process of collection.

Impaired Loans
Loans are considered impaired in the following cases: (i) the loan is on nonaccrual, (ii) when principal or interest payments on the loan have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection, (iii) the loan is classified as a TDR where terms not typically granted by the Company were offered to the borrower, (iv) when current information or events make it unlikely to collect the loan balance in full according to the contractual terms of the loan agreement, (v) there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest, or (vi) full payment of both principal and interest of the loan according to the original contractual terms is in doubt.
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2020
Real estate loans:
Commercial property	$335	$334	$—	$—	$—
SBA property	977	1,071	223	221	9
Commercial and industrial loans:
Commercial term	22	22	—	—	—
Commercial lines of credit	1,231	1,231	294	294	79
SBA commercial term	393	417	—	—	—
Total	$2,958	$3,075	$517	$515	$88
December 31, 2019
Real estate loans:
Commercial property	$339	$338	$—	$—	$—
SBA property	1,699	1,828	120	154	4
Commercial and industrial loans:
Commercial term	28	28	—	—	—
Commercial lines of credit	1,888	1,888	—	—	—
SBA commercial term	457	495	28	28	15
Total	$4,411	$4,577	$148	$182	$19

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$336	$6	$341	$6
SBA property	1,203	4	1,896	5
Commercial and industrial loans:
Commercial term	24	—	43	1
Commercial lines of credit	1,747	—	327	—
SBA commercial term	395	—	105	1
Total	$3,705	$10	$2,712	$13

The following table presents information on the recorded investment in impaired loans by portfolio segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$337	$17	$114	$6
Residential property	—	—	50	—
SBA property	1,554	13	1,637	17
Commercial and industrial loans:
Commercial term	25	1	52	3
Commercial lines of credit	2,085	—	109	—
SBA commercial term	451	1	135	3
Total	$4,452	$32	$2,097	$29

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$53	$49	$198	$113
Less: interest income recognized on impaired loans on a cash basis	(10)	(13)	(32)	(29)
Interest income foregone on impaired loans	$43	$36	$166	$84

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	September 30, 2020			December 31, 2019
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$335	$—	$335	$339	$—	$339
SBA property	277	38	315	294	121	415
Commercial and industrial loans:
Commercial term	22	—	22	28	—	28
SBA commercial term	15	—	15	39	—	39
Total	$649	$38	$687	$700	$121	$821

The following table presents information on new loans that were modified as TDRs for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Commercial property	—	$—	$—	1	$341	$341
SBA property (1)	—	—	—	1	123	123
Total	—	$—	$—	2	$464	$464

(1)    Modified by deferral of principal payment.
The following table presents information on new loans that were modified as TDRs for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Commercial property	—	$—	$—	1	$341	$341
SBA property (1)	—	—	—	2	254	254
Commercial and industrial loans:
SBA commercial term (1)	2	$37	$37	—	$—	$—
Total	2	$37	$37	3	$595	$595

(1)    Modified by deferral of principal payment.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of September 30, 2020 and December 31, 2019.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated none and $4 thousand of allowance for loan losses as of September 30, 2020 and December 31, 2019, respectively.

There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended September 30, 2020 and 2019. The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	1	$26	—	$—
Total	1	$26	—	$—

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Real estate loans:
Residential property	$—	$522	$1,125	$824
Commercial and industrial loans:
SBA commercial term	—	—	230	—
Total	$—	$522	$1,355	$824

The following table presents a summary of loans held-for-sale transferred to loans held-for-investment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Real estate loans:
Residential property	$—	$—	$697	$—
Total	$—	$—	$697	$—

The Company had no purchases of loans held-for-investment during the three and nine months ended September 30, 2020. The Company purchased residential property loans of $893 thousand during the three and nine months ended September 30, 2019.
The Company had no sales of loans held-for-investment during the three and nine months ended September 30, 2020 and 2019. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Real estate loans:
Residential property	$4,047	$760
SBA property	24,197	150
Commercial and industrial loans:
SBA commercial term	2,634	1,065
Total	$30,878	$1,975

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

Note 5 - Servicing Assets
At September 30, 2020 and December 31, 2019, total servicing assets were $6.2 million and $6.8 million, respectively. The Company sold loans of $8.6 million and $22.2 million, respectively, with the servicing rights retained and recognized a net gain on sale of $689 thousand and $1.5 million, respectively, during the three months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020 and 2019, the Company sold loans of $47.1 million and $72.5 million, respectively, with the servicing rights retained and recognized a net gain on sale of $2.8 million and $4.5 million, respectively. Loan servicing income was $856 thousand and $534 thousand, respectively, for the three months ended September 30, 2020 and 2019, and $2.3 million and $1.7 million, respectively, for the nine months ended September 30, 2020 and 2019.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	September 30, 2020			December 31, 2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$117	$5,374	$675	$171	$5,805	$822
Fair value	$140	$7,890	$942	$200	$6,693	$976
Discount rate	11.25%	13.25%	12.75%	11.25%	13.25%	12.75%
Prepayment speed	27.60%	10.78%	10.70%	26.60%	16.28%	16.03%
Weighted average remaining life	23.4 years	21.1 years	6.8 years	24.2 years	21.3 years	7.0 years
Underlying loans being serviced	$23,618	$384,356	$76,677	$32,428	$384,007	$82,181

The following table presents activity in servicing assets for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$125	$5,554	$720	$204	$6,094	$932
Additions	—	140	16	—	292	39
Amortization	(8)	(320)	(61)	(15)	(538)	(109)
Balance at end of period	$117	$5,374	$675	$189	$5,848	$862

The following table presents activity in servicing assets for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$171	$5,805	$822	$244	$6,349	$1,073
Additions	—	653	100	—	962	146
Amortization	(54)	(1,084)	(247)	(55)	(1,463)	(357)
Balance at end of period	$117	$5,374	$675	$189	$5,848	$862

Note 6 - Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Balance at beginning of period	$376	$395	$—	$—
Additions	2,490	—	2,866	395
Sales	(2,490)	(329)	(2,490)	(329)
Net change in valuation allowance	—	(66)	—	(66)
Balance at end of period	$376	$—	$376	$—

The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Balance at beginning of period	$—	$—	$—	$—
Additions	—	66	—	66
Net direct write-downs and removal from sale	—	(66)	—	(66)
Balance at end of period	$—	$—	$—	$—

The following table presents expenses related to OREOs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net (gain) loss on sales	$—	$—	$—	$1
Operating expenses, net of rental income	2	—	2	—
Total	$2	$—	$2	$1

The Company provided a loan of $1.5 million to finance the sale of its OREO property during the three and nine months ended September 30, 2020. The Company did not provide loans to finance the sale of its OREO property during the three and nine months ended September 30, 2019.

Note 7 - Operating Leases
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
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Operating lease cost (1)	$669	$680	$1,985	$1,953
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$680	$693	2,107	2,012
Right of use assets obtained in exchange for lease obligations	$51	$28	105	1,616

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Operating leases:
Operating lease assets	$7,329	$8,991
Operating lease liabilities	$8,204	$9,990
Weighted-average remaining lease term	4.4 years	5.0 years
Weighted-average discount rate	2.80%	2.81%

The following table presets maturities of operating lease liabilities as of September 30, 2020:

($ in thousands)	September 30, 2020
Maturities:
2020	$641
2021	2,330
2022	2,171
2023	1,828
2024	547
After 2024	1,352
Total lease payment	8,869
Imputed Interest	(665)
Present value of operating lease liabilities	$8,204

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had outstanding FHLB advances of $130.0 million and $20.0 million at September 30, 2020 and December 31, 2019, respectively. FHLB advances consisted of fixed interest rate term borrowings of $130.0 million with original maturity terms ranging from 6 months to 5 years and weighted-average interest rate of 0.51% at September 30, 2020. At December 31, 2019, FHLB advances consisted of fixed interest rate term borrowings with original maturity terms ranging from 3 to 5 years and weighted-average interest rate of 1.92%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At September 30, 2020 and December 31, 2019, loans pledged to secure borrowings from the FHLB were $609.4 million and $621.7 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.3 million and $8.2 million, respectively, at September 30, 2020 and December 31, 2019. The Company had additional borrowing capacity of $321.1 million and $404.8 million, respectively, from the FHLB as of September 30, 2020 and December 31, 2019.
Other Borrowing Arrangements
At September 30, 2020, the Company had $33.8 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $41.8 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at September 30, 2020.
Note 9 - Shareholders’ Equity
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

Note 10 - Share-Based Compensation
On July 25, 2013, the Company adopted 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of September 30, 2020, there were 542,454 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Share-based compensation expense related to:
Stock options	$162	$158	$478	$481
Restricted stock awards	38	22	114	22
Total share-based compensation expense	$200	$180	$592	$503
Related tax benefits	$21	$11	$61	$33

The following table presents unrecognized share-based compensation expense as of September 30, 2020:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$485	2.2 years
Restricted stock awards	475	3.3 years
Total unrecognized share-based compensation expense	$960	2.8 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued with exercise prices of the closing market price of the Company’s stock on the grant date, and generally have a three-to five-year vesting period with contractual terms of ten years.
The following table represents stock option activity for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	726,143	$10.84	5.6 years	$—
Exercised	(868)	$3.38	3.8 years
Outstanding at end of period	725,275	$10.85	5.3 years	$—
Exercisable at end of period	505,098	$9.79	4.8 years	$—

The following table represents stock option activity for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	829,376	$10.32	5.8 years	$5,776
Exercised	(99,261)	$6.41	3.2 years
Forfeited	(4,840)	$10.33	5.6 years
Outstanding at end of period	725,275	$10.85	5.3 years	$—
Exercisable at end of period	505,098	$9.79	4.8 years	$—

The following table represents information regarding unvested stock options for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	224,177	$13.29	246,317	$13.31
Vested	(4,000)	$14.00	(21,300)	$14.38
Forfeited	—	$—	(4,840)	$10.33
Outstanding at end of period	220,177	$13.27	220,177	$13.27

Restricted Stock Awards
The Company also has granted restricted stock awards (“RSAs”) to certain employees and officers. The RSAs are valued at the closing market price of the Company’s stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	38,400	$16.53	37,400	$16.60
Granted	900	$9.33	1,900	$11.64
Vested	(9,000)	$16.69	(9,000)	$16.69
Outstanding at end of period	30,300	$16.27	30,300	$16.27

Note 11 - Income Taxes
Income tax expense was $1.5 million and $2.9 million, respectively, and the effective tax rate was 29.8% and 29.7%, respectively, for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, income tax expense was $4.4 million and $8.4 million, respectively, and the effective tax rate was 29.7% and 29.7%, respectively.
At September 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits or accrued interest. At September 30, 2020, the Company had penalties of $4 thousand due to underpayments of estimated state taxes for 2019. The Company had no penalties at December 31, 2019.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of September 30, 2020, the Company is no longer subject to examination by taxing authorities for tax years before 2017 for federal taxes and before 2016 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2020	2019	2020	2019
Basic earnings per share:
Net income	$3,449	$6,785	$10,388	$19,950
Less: income allocated to unvested restricted stock	(8)	(8)	(25)	(8)
Net income allocated to common stock	$3,441	$6,777	$10,363	$19,942
Weighted-average total common shares outstanding	15,378,374	15,835,139	15,432,353	15,949,962
Less: weighted-average unvested restricted stock	(34,486)	(18,870)	(36,878)	(6,359)
Weighted-average common shares outstanding, basic	15,343,888	15,816,269	15,395,475	15,943,603
Basic earnings per share	$0.22	$0.43	$0.67	$1.25
Diluted earnings per share:
Net income allocated to common stock	$3,441	$6,777	$10,363	$19,942
Weighted-average common shares outstanding, basic	15,343,888	15,816,269	15,395,475	15,943,603
Diluted effect of stock options	33,643	283,329	70,732	288,245
Weighted-average common shares outstanding, diluted	15,377,531	16,099,598	15,466,207	16,231,848
Diluted earnings per share	$0.22	$0.42	$0.67	$1.23

There were 660,859 and 163,000 stock options were excluded in computing diluted EPS because they were anti-dilutive for three and nine months ended September 30, 2020, respectively. For three and nine months ended September 30, 2019, there were 155,000 and 163,000 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.

Note 13 - Commitments and Contingencies
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and letters of credit. Those instruments involve to varying degrees, elements of credit, and interest rate risk not recognized in the Company’s consolidated financial statements.
As of September 30, 2020 and December 31, 2019, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

($ in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$207,142	$171,608
Standby letters of credit	4,584	3,300
Commercial letters of credit	309	292
Total	$212,035	$175,200

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $267 thousand and $301 thousand, respectively, at September 30, 2020 and December 31, 2019, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of September 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.86% and 8.60%, respectively, as of September 30, 2020, and 8.90% and 8.71%, respectively, as of December 31, 2019. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$226,728	15.60%	$65,404	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	244,978	16.86%	116,274	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	226,728	15.60%	87,206	6.0%	N/A	N/A
Tier 1 capital (to average assets)	226,728	11.40%	79,532	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$222,960	15.34%	$65,401	4.5%	$94,468	6.5%
Total capital (to risk-weighted assets)	241,209	16.60%	116,269	8.0%	145,336	10.0%
Tier 1 capital (to risk-weighted assets)	222,960	15.34%	87,202	6.0%	116,269	8.0%
Tier 1 capital (to average assets)	222,960	11.21%	79,529	4.0%	99,412	5.0%
December 31, 2019
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$226,069	15.87%	$64,087	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	240,750	16.90%	113,933	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	226,069	15.87%	85,450	6.0%	N/A	N/A
Tier 1 capital (to average assets)	226,069	13.23%	68,355	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$223,241	15.68%	$64,084	4.5%	$92,566	6.5%
Total capital (to risk-weighted assets)	237,922	16.71%	113,928	8.0%	142,410	10.0%
Tier 1 capital (to risk-weighted assets)	223,241	15.68%	85,446	6.0%	113,928	8.0%
Tier 1 capital (to average assets)	223,241	13.06%	68,354	4.0%	85,442	5.0%

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
The Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Protection and Innovation (the “CDFPI”) periodically examine the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Company’s capital, to restrict growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Company’s deposit insurance and place the Company into receivership or conservatorship.
On April 30, 2019, the FDIC, the CDFPI and the Bank entered into a stipulation consenting to the issuance of a consent order (the “Order”) relating to the Bank’s BSA/AML. Subsequent to the Order, the Bank implemented many actions to respond to the requirements of the Order and submitted all required reports to the FDIC and CDFPI. On September 30, 2020, the FDIC and CDFPI terminated the Order upon the Bank’s satisfaction of the terms and requirements of the Order to their satisfaction.

Note 15 - Revenue Recognition
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
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$19	$27	$68	$84
Account analysis fees	206	252	634	721
Non-sufficient funds charges	39	102	181	261
Other deposit related fees	16	24	62	71
Total service charges and fees on deposits	280	405	945	1,137
Debit card fees	67	70	185	203
Loss on sale of other real estate owned	—	(1)	—	(1)
Wire transfer fees	137	135	391	370
Other service charges	47	58	139	166
Total	$531	$667	$1,660	$1,875

Note 16 - Subsequent Events
Dividend Declared on Common Stock. On October 22, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share. The dividend will be paid on or about November 13, 2020, to shareholders of record as of the close of business on November 4, 2020.
The Company has evaluated the effects of events that have occurred subsequent to September 30, 2020 through the issuance date of these consolidated financial statements (unaudited). Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2020. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2020	2019	2020	2019
Selected balance sheet data:
Cash and cash equivalents	$257,382	$121,912	$257,382	$121,912
Securities available-for-sale	128,982	134,602	128,982	134,602
Securities held-to-maturity	—	21,601	—	21,601
Loans held-for-sale	30,878	1,583	30,878	1,583
Loans held-for-investment, net of deferred loan costs (fees)	1,578,804	1,389,830	1,578,804	1,389,830
Allowance for loan losses	(24,546)	(13,094)	(24,546)	(13,094)
Total assets	2,021,187	1,699,446	2,021,187	1,699,446
Total deposits	1,647,107	1,432,262	1,647,107	1,432,262
Shareholders’ equity	229,339	224,643	229,339	224,643
Selected income statement data:
Interest income	$19,620	$23,687	$60,253	$70,669
Interest expense	2,767	6,158	11,471	18,295
Net interest income	16,853	17,529	48,782	52,374
Provision for loan losses	4,326	(102)	11,077	207
Noninterest income	2,272	2,802	7,216	8,265
Noninterest expense	9,886	10,777	30,149	32,050
Income before income taxes	4,913	9,656	14,772	28,382
Income tax expense	1,464	2,871	4,384	8,432
Net income	3,449	6,785	10,388	19,950
Per share data:
Earnings per common share, basic	$0.22	$0.43	$0.67	$1.25
Earnings per common share, diluted	0.22	0.42	0.67	1.23
Book value per common share (1)	14.91	14.30	14.91	14.30
Cash dividends declared per common share	0.10	0.06	0.30	0.17

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2020	2019	2020	2019
Outstanding share data:
Number of common shares outstanding	15,379,538	15,710,287	15,379,538	15,710,287
Weighted-average common shares outstanding, basic	15,343,888	15,816,269	15,395,475	15,943,603
Weighted-average common shares outstanding, diluted	15,377,531	16,099,598	15,466,207	16,231,848
Selected performance ratios:
Return on average assets (2)	0.69%	1.55%	0.73%	1.55%
Return on average shareholders' equity (2)	5.98%	12.02%	6.10%	12.15%
Dividend payout ratio (3)	45.45%	13.95%	44.78%	13.60%
Efficiency ratio (4)	51.69%	53.01%	53.84%	52.85%
Yield on average interest-earning assets (2)	4.00%	5.55%	4.31%	5.62%
Cost of average interest-bearing liabilities (2)	0.92%	2.13%	1.28%	2.12%
Net interest spread (2)	3.08%	3.42%	3.03%	3.50%
Net interest margin (2), (5)	3.43%	4.11%	3.49%	4.16%
Total loans to total deposits ratio (6)	97.73%	97.15%	97.73%	97.15%
Asset quality:
Loans 30 to 89 days past due and still accruing	$301	$723	$301	$723
Nonperforming loans (7)	3,592	1,843	3,592	1,843
Nonperforming assets (8)	3,968	1,843	3,968	1,843
Net charge-offs	28	132	911	280
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.02%	0.05%	0.02%	0.05%
Nonperforming loans to loans held-for-investment	0.23%	0.13%	0.23%	0.13%
Nonperforming loans to allowance for loan losses	14.63%	14.08%	14.63%	14.08%
Nonperforming assets to total assets	0.20%	0.11%	0.20%	0.11%
Allowance for loan losses to loans held-for-investment	1.55%	0.94%	1.55%	0.94%
Allowance for loan losses to nonperforming loans	683.35%	710.47%	683.35%	710.47%
Net charge-offs to average loans held-for-investment (2)	0.01%	0.04%	0.08%	0.03%
Capital ratios:
Shareholders’ equity to total assets	11.35%	13.22%	11.35%	13.22%
Average equity to average assets	11.52%	12.91%	11.92%	12.75%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	15.60%	16.30%	15.60%	16.30%
Total capital (to risk-weighted assets)	16.86%	17.27%	16.86%	17.27%
Tier 1 capital (to risk-weighted assets)	15.60%	16.30%	15.60%	16.30%
Tier 1 capital (to average assets)	11.40%	12.87%	11.40%	12.87%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	15.34%	16.11%	15.34%	16.11%
Total capital (to risk-weighted assets)	16.60%	17.08%	16.60%	17.08%
Tier 1 capital (to risk-weighted assets)	15.34%	16.11%	15.34%	16.11%
Tier 1 capital (to average assets)	11.21%	12.72%	11.21%	12.72%

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
In order to support its customers, the Company has been in close contact with its customers, assessing the level of impact on their businesses, and putting a process in place to evaluate each client’s specific situation and provide relief programs where appropriate. SBA PPP loans totaled $136.4 million (1,614 loans) and loans under modified terms related to the COVID-19 pandemic totaled $171.6 million (154 loan customers) as of September 30, 2020.
In addition, the Company has been monitoring its liquidity and capital closely. As of September 30, 2020, the Company maintained $257.4 million, or 12.7% of total assets, of cash and cash equivalents and $419.9 million, or 20.8% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well capitalized requirements as of September 30, 2020, while establishing additional allowance for loan losses of $4.3 million and $11.1 million, respectively, for the three and nine months ended September 30, 2020 for the increase in risks associated with economic and business conditions as a result of the COVID-19 pandemic.
At this time, the Company cannot estimate the long term impact of the COVID-19 pandemic, but these conditions impacted and are expected to impact its business, results of operations, and financial condition negatively.
Q3 2020 Financial Highlights
•Net income was $3.4 million for the three months ended September 30, 2020, a decrease of $3.3 million, or 49.2%, from $6.8 million for the three months ended September 30, 2019;
◦The Company recorded a provision for loan losses of $4.3 million primarily related to an increase in economic uncertainty due to the COVID-19 pandemic.
◦Allowance for loan losses to total loans held-for-investment ratio was 1.55% at September 30, 2020 compared with 0.99% at December 31, 2019. Excluding SBA PPP loans, allowance for loan losses to total loans held-for-investment ratio was 1.70% at September 30, 2020. See further discussion in “Allowance for Loan Losses.”
◦Net interest margin was 3.43% for the three months ended September 30, 2020 compared with 4.11% for the three months ended September 30, 2019.
•Total assets were $2.02 billion at September 30, 2020, an increase of $274.9 million, or 15.7%, from $1.75 billion at December 31, 2019;
•Loans held-for-investment, net of deferred costs (fees), were $1.58 billion at September 30, 2020, an increase of $128.0 million, or 8.8%, from $1.45 billion at December 31, 2019;
◦SBA PPP loans totaled $136.4 million at September 30, 2020.
•Total deposits were $1.65 billion at September 30, 2020, an increase of $167.8 million, or 11.3%, from $1.48 billion at December 31, 2019;
•The consent order related to the Bank's BSA/AML compliance was terminated; and
•The Company declared and paid cash dividends of $0.10 per common share during the three months ended September 30, 2020.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,564,704	$18,938	4.81%	$1,396,437	$21,876	6.22%
Mortgage backed securities	75,832	339	1.78%	84,052	521	2.46%
Collateralized mortgage obligation	33,393	82	0.98%	50,891	286	2.23%
SBA loan pool securities	12,996	57	1.74%	20,751	133	2.54%
Municipal securities - tax exempt (2)	5,991	37	2.46%	5,834	38	2.58%
Interest-bearing deposits in other financial institutions	251,979	64	0.10%	127,429	694	2.16%
FHLB and other bank stock	8,447	103	4.85%	8,345	139	6.61%
Total interest-earning assets	1,953,342	19,620	4.00%	1,693,739	23,687	5.55%
Noninterest-earning assets:
Cash and cash equivalents	17,094			18,927
Allowance for loan losses	(21,268)			(13,273)
Other assets	42,446			35,564
Total noninterest earning assets	38,272			41,218
Total assets	$1,991,614			$1,734,957
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$365,093	391	0.43%	$351,581	1,432	1.62%
Savings	9,517	2	0.08%	7,043	6	0.34%
Time deposits	689,352	2,206	1.27%	767,752	4,622	2.39%
Borrowings	130,000	168	0.51%	20,326	98	1.91%
Total interest-bearing liabilities	1,193,962	2,767	0.92%	1,146,702	6,158	2.13%
Noninterest-bearing liabilities:
Demand deposits	552,255			341,858
Other liabilities	15,934			22,465
Total noninterest-bearing liabilities	568,189			364,323
Total liabilities	1,762,151			1,511,025
Shareholders’ equity	229,463			223,932
Total liabilities and shareholders’ equity	$1,991,614			$1,734,957
Net interest income		$16,853			$17,529
Net interest spread (3)			3.08%			3.42%
Net interest margin (4)			3.43%			4.11%
Cost of funds (5)			0.63%			1.64%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $1.2 million and $118 thousand, respectively, and net accretion of discount on loans of $743 thousand and $1.0 million, respectively, are included in the interest income for the three months ended September 30, 2020 and 2019.
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
(6)    Annualized.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,524,628	$57,617	5.05%	$1,372,704	$64,779	6.31%
Mortgage backed securities	65,713	985	2.00%	85,452	1,629	2.55%
Collateralized mortgage obligation	37,500	402	1.43%	52,927	969	2.45%
SBA loan pool securities	13,351	198	1.98%	21,392	420	2.62%
Municipal securities - tax exempt (2)	5,807	113	2.60%	5,867	115	2.62%
Interest-bearing deposits in other financial institutions	213,292	585	0.37%	135,642	2,360	2.33%
FHLB and other bank stock	8,406	353	5.61%	7,974	397	6.66%
Total interest-earning assets	1,868,697	60,253	4.31%	1,681,958	70,669	5.62%
Noninterest-earning assets:
Cash and cash equivalents	17,324			18,650
Allowance for loan losses	(17,676)			(13,185)
Other assets	38,255			35,370
Total noninterest earning assets	37,903			40,835
Total assets	$1,906,600			$1,722,793
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$367,222	2,058	0.75%	$322,917	3,903	1.62%
Savings	7,706	8	0.14%	8,214	28	0.46%
Time deposits	725,927	8,934	1.64%	797,475	13,994	2.35%
Borrowings	95,276	471	0.66%	26,820	370	1.84%
Total interest-bearing liabilities	1,196,131	11,471	1.28%	1,155,426	18,295	2.12%
Noninterest-bearing liabilities:
Demand deposits	465,634			325,704
Other liabilities	17,493			22,077
Total noninterest-bearing liabilities	483,127			347,781
Total liabilities	1,679,258			1,503,207
Shareholders’ equity	227,342			219,586
Total liabilities and shareholders’ equity	$1,906,600			$1,722,793
Net interest income		$48,782			$52,374
Net interest spread (3)			3.03%			3.50%
Net interest margin (4)			3.49%			4.16%
Cost of funds (5)			0.92%			1.65%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $2.0 million and $327 thousand, respectively, and net accretion of discount on loans of $2.3 million and $3.1 million, respectively, are included in the interest income for the nine months ended September 30, 2020 and 2019.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$2,636	$(5,574)	$(2,938)	$7,169	$(14,331)	$(7,162)
Investment securities	(202)	(261)	(463)	(818)	(617)	(1,435)
Other interest-earning assets	765	(1,431)	(666)	1,499	(3,318)	(1,819)
Total interest income	3,199	(7,266)	(4,067)	7,850	(18,266)	(10,416)
Interest incurred on:
Savings, NOW, and money market deposits	64	(1,109)	(1,045)	520	(2,385)	(1,865)
Time deposits	(472)	(1,944)	(2,416)	(1,256)	(3,804)	(5,060)
Borrowings	529	(459)	70	944	(843)	101
Total interest expense	121	(3,512)	(3,391)	208	(7,032)	(6,824)
Change in net interest income	$3,078	$(3,754)	$(676)	$7,642	$(11,234)	$(3,592)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Interest income:
Interest and fees on loans	$18,938	$21,876	$(2,938)	(13.4)%
Interest on tax-exempt investment securities	37	38	(1)	(2.6)%
Interest on investment securities	478	940	(462)	(49.1)%
Interest and dividends on other interest-earning assets	167	833	(666)	(80.0)%
Total interest income	19,620	23,687	(4,067)	(17.2)%
Interest expense:
Interest on deposits	2,599	6,060	(3,461)	(57.1)%
Interest on borrowings	168	98	70	71.4%
Total interest expense	2,767	6,158	(3,391)	(55.1)%
Net interest income	$16,853	$17,529	$(676)	(3.9)%

Net interest income decreased primarily due to a 155 basis point decrease in average yield on interest-earning assets and a 4.1% increase in average balance of interest-bearing liabilities, partially offset by a 121 basis point decrease in average cost on interest-bearing liabilities and a 15.3% increase in average balance of interest-earning assets.
Interest and fees on loans decreased primarily due to a 141 basis point decrease in average yield, partially offset by a 12.0% increase in average balance. The decrease in average yield was primarily due to the lower market rates, 1% contractual rate on SBA PPP loans, and a decrease in net accretion of discount, partially offset by an increase in amortization of net deferred fees. The Wall Street Journal prime rate was 3.25% during the three months ended September 30, 2020 compared to 4.75% at December 31, 2019 and 5.00% at September 30, 2019. The decrease in net accretion of discount was primarily due to a decrease in loan payoffs on SBA loans. The increase in amortization of net deferred fees was primarily due to additional amortization of net deferred fees on SBA PPP loans.

Interest on investment securities decreased primarily due to a 20.6% decrease in average balance and an 80 basis point decrease in average yield. The decrease in average balance was primarily due to a sale of investment securities of $32.8 million in December 2019 and principal paydowns, partially offset by new investment securities of $42.4 million purchased during the past 12-month period. The decrease in average yield was primarily due to new investment securities purchased under the lower market rates during the past 12-month period and the sale of securities available-for-sale with a weighted-average book yield of 3.02%. For the three months ended September 30, 2020 and 2019, yield on total investment securities was 1.60% and 2.40%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 217 basis point decrease in average yield, partially offset by a 91.8% increase in average balance. The decrease in average yield was primarily due to the lower rates on the account with Federal Reserve Bank. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank as a part of the Company’s strategic decision to increase its liquidity level by increasing FHLB advances to proactively manage its liquidity position in response to the COVID-19 pandemic as well as the increase in deposits. For the three months ended September 30, 2020 and 2019, yield on total other interest-earning assets was 0.26% and 2.43%, respectively.
Interest expense on deposits decreased primarily due to a 116 basis point decrease in average cost of interest-bearing deposits and a 10.2% decrease in average balance of time deposits, partially offset by a 4.5% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of renewals of matured time deposits. For the three months ended September 30, 2020 and 2019, average cost on total interest-bearing deposits was 0.97% and 2.13%, respectively, and average cost on total deposits were 0.64% and 1.64%, respectively.
Interest expense on borrowings increased as the Company maintained a higher balance of FHLB advances as a part of the Company’s liquidity management.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table presents the components of net interest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Interest income:
Interest and fees on loans	$57,617	$64,779	$(7,162)	(11.1)%
Interest on tax-exempt investment securities	113	115	(2)	(1.7)%
Interest on investment securities	1,585	3,018	(1,433)	(47.5)%
Interest and dividends on other interest-earning assets	938	2,757	(1,819)	(66.0)%
Total interest income	60,253	70,669	(10,416)	(14.7)%
Interest expense:
Interest on deposits	11,000	17,925	(6,925)	(38.6)%
Interest on borrowings	471	370	101	27.3%
Total interest expense	11,471	18,295	(6,824)	(37.3)%
Net interest income	$48,782	$52,374	$(3,592)	(6.9)%

Net interest income decreased primarily due to a 131 basis point decrease in average yield on interest-earning assets and 3.5% increase in interest-bearing liabilities, partially offset by an 84 basis point decrease in average cost on interest-bearing liabilities and an 11.1% increase in average balance of interest-earning assets.
Interest and fees on loans decreased primarily due to a 126 basis point decrease in average yield, partially offset by a 11.1% increase in average balance. The decrease in average yield was primarily due to the lower market rates, 1% contractual rate on SBA PPP loans, and a decrease in net accretion of discount, partially offset by an increase in amortization of net deferred fees. The Wall Street Journal prime rate was 3.25% during the three months ended September 30, 2020 compared to 4.75% at December 31, 2019 and 5.00% at September 30, 2019. The decrease in net accretion of discount was primarily due to a decrease in loan payoffs on SBA loans. The increase in amortization of net deferred fees was primarily due to additional amortization of net deferred fees on SBA PPP loans.

Interest on investment securities decreased primarily due to a 26.1% decrease in average balance and a 68 basis point decrease in average yield. The decrease in average balance was primarily due to a sale of investment securities of $32.8 million in December 2019 and principal paydowns, partially offset by new investment securities of $42.4 million purchased during the past 12-month period. The decrease in average yield was primarily due to new investment securities purchased under the lower market rates during the past 12-month period and the sale of securities available-for-sale with a weighted-average book yield of 3.02%. For the nine months ended September 30, 2020 and 2019, yield on total investment securities was 1.85% and 2.53%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 200 basis point decrease in average yield, partially offset by a 54.4% increase in average balance. The decrease in average yield was primarily due to the lower rates on the account with Federal Reserve Bank. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank as a part of the Company’s strategic decision to increase its liquidity level by increasing FHLB advances to proactively manage its liquidity position in response to the COVID-19 pandemic as well as the increase in deposits. For the nine months ended September 30, 2020 and 2019, yield on total other interest-earning assets was 0.57% and 2.57%, respectively.
Interest expense on deposits decreased primarily due to a 79 basis point decrease in average cost of interest-bearing deposits and an 8.9% decrease in average balance of savings and time deposits, partially offset by a 13.7% increase in NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of renewals of matured time deposits. For the nine months ended September 30, 2020 and 2019, average cost on total interest-bearing deposits was 1.33% and 2.12%, respectively, and average cost on total deposits were 0.94% and 1.65%, respectively.
Interest expense on borrowings increased as the Company maintained a higher balance of FHLB advances as a part of the Company’s liquidity management.
Provision (reversal) for Loan Losses
Provision (reversal) for loan losses was $4.3 million and $(102) thousand, respectively, for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, provision for loan losses was $11.1 million and $207 thousand, respectively. Additional provisions for loan losses for the three and nine months ended September 30, 2020 were primarily due to the increase in risks associated with economic and business conditions as a result of the COVID-19 pandemic.
See further discussion in “Allowance for Loan Losses.”

Noninterest Income
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Service charges and fees on deposits	$280	$405	$(125)	(30.9)%
Loan servicing income	856	534	322	60.3%
Gain on sale of loans	821	1,540	(719)	(46.7)%
Other income	315	323	(8)	(2.5)%
Total noninterest income	$2,272	$2,802	$(530)	(18.9)%

Service charges and fees on deposits decreased primarily due to a decrease in fee-based transactions.
Loan servicing income increased primarily due to a decrease in servicing asset amortization from a decrease in loan payoffs. Servicing asset amortization was $388 thousand and $661 thousand, respectively, for the three months ended September 30, 2020 and 2019.
Gain on sale of loans decreased primarily due to a decrease in sales volume of SBA loans, partially offset by a higher level of premium on SBA loans in the secondary market and an increase in sale volume of residential property loans. The Company sold SBA loans of $8.6 million with a gain of $689 thousand and residential property loans of $16.6 million with a gain of $132 thousand during the three months ended September 30, 2020. During the three months ended September 30, 2019, the Company sold SBA loans of $22.2 million with a gain of $1.5 million and residential property loans of $4.7 million with a gain of $42 thousand.
Other income primarily includes wire transfer fees of $137 thousand and $135 thousand, respectively, and debit card interchange fees of $67 thousand and $70 thousand, respectively, for the three months ended September 30, 2020 and 2019.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table presents the components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Service charges and fees on deposits	$945	$1,137	$(192)	(16.9)%
Loan servicing income	2,312	1,657	655	39.5%
Gain on sale of loans	3,044	4,551	(1,507)	(33.1)%
Other income	915	920	(5)	(0.5)%
Total noninterest income	$7,216	$8,265	$(1,049)	(12.7)%

Service charges and fees on deposits decreased primarily due to a decrease in fee based transactions.
Loan servicing income increased primarily due to a decrease in servicing asset amortization from a decrease in loan payoffs. Servicing asset amortization was $1.4 million and $1.9 million, respectively, for the nine months ended September 30, 2020 and 2019.
Gain on sale of loans decreased primarily due to a decrease in sales volume of SBA loans, partially offset by an increase in sale volume of residential property loans. The Company sold SBA loans of $47.4 million with a gain of $2.8 million and residential property loans of $24.8 million with a gain of $203 thousand during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company sold SBA loans of $72.5 million with a gain of $4.5 million and residential property loans of $7.4 million with a gain of $64 thousand.
Other income primarily includes wire transfer fees of $391 thousand and $370 thousand, respectively, and debit card interchange fees of $185 thousand and $203 thousand, respectively, for the nine months ended September 30, 2020 and 2019.

Noninterest Expense
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Salaries and employee benefits	$6,438	$6,901	$(463)	(6.7)%
Occupancy and equipment	1,416	1,408	8	0.6%
Professional fees	325	664	(339)	(51.1)%
Marketing and business promotion	193	292	(99)	(33.9)%
Data processing	373	348	25	7.2%
Director fees and expenses	125	188	(63)	(33.5)%
Regulatory assessments	267	—	267	—%
Other expenses	749	976	(227)	(23.3)%
Total noninterest expense	$9,886	$10,777	$(891)	(8.3)%

Salaries and employee benefits decreased primarily due to a decrease in bonus accrual for the three months ended September 30, 2020, partially offset by overall increases in salaries and other employee benefits. The number of full-time equivalent employees was 252 at September 30, 2020 compared to 249 at September 30, 2019.
Professional fees decreased primarily due to decreases in expenses related to the BSA/AML compliance enhancements.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to the Company's Board of Directors decision to temporarily decreased director fees from the second quarter of 2020.
Regulatory assessment expense increased primarily due to a small bank credit received from the FDIC during the three months ended September 30, 2019, as well as an increase in balance sheet. The Company would have recognized regulatory assessment expense of $228 thousand without the small bank credit for the three months ended September 30, 2019.
Other expenses primarily included $111 thousand and $164 thousand in loan related legal expenses, $345 thousand and $449 thousand in office expense, and $125 thousand and $143 thousand in armed guard expense for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table presents the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Salaries and employee benefits	$18,750	$20,123	$(1,373)	(6.8)%
Occupancy and equipment	4,196	4,128	68	1.6%
Professional fees	1,631	2,108	(477)	(22.6)%
Marketing and business promotion	920	1,049	(129)	(12.3)%
Data processing	1,097	1,004	93	9.3%
Director fees and expenses	453	562	(109)	(19.4)%
Regulatory assessments	728	425	303	71.3%
Other expenses	2,374	2,651	(277)	(10.4)%
Total noninterest expense	$30,149	$32,050	$(1,901)	(5.9)%

Salaries and employee benefits decreased primarily due to an increase in direct loan origination cost, which offsets the salaries and benefits expenses, and a decrease in bonus accrual for the nine months ended September 30, 2020, partially offset by overall increases in salaries and other employee benefits. SBA PPP loan production incurred direct loan origination cost of approximately $1.1 million. The number of full-time equivalent employees was 252 at September 30, 2020 compared to 249 at September 30, 2019.
Professional fees decreased primarily due to decreases in expenses related to the BSA/AML compliance enhancements.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to the Company's Board of Directors decision to temporarily decreased director fees from the second quarter of 2020, partially offset by a severance payment of $45 thousand for a former director during the three months end March 31, 2020.
Regulatory assessment expense increased primarily due to a small bank credit received from the FDIC during the three months ended September 30, 2019, as well as an increase in balance sheet.
Other expenses primarily included $328 thousand and $381 thousand in loan related legal expenses, $1.1 million and $1.3 million in office expense, and $379 thousand and $412 thousand in armed guard expense for the nine months ended September 30, 2020 and 2019, respectively.
Income Tax Expense
Income tax expense was $1.5 million and $2.9 million, respectively, and the effective tax rate was 29.8% and 29.7%, respectively, for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, income tax expense was $4.4 million and $8.4 million, respectively, and the effective tax rate was 29.7% and 29.7%, respectively.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$78,289	$79,771	$1,482	$38,793	$38,738	$(55)
Residential collateralized mortgage obligations	30,430	30,673	243	44,115	43,894	(221)
SBA loan pool securities	12,335	12,707	372	14,179	14,152	(27)
Municipal bonds	5,381	5,831	450	764	782	18
Total securities available-for-sale	$126,435	$128,982	$2,547	$97,851	$97,566	$(285)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—	—	15,215	15,204	(11)
Municipal bonds	—	—	—	4,939	5,276	337
Total securities held-to-maturity	$—	$—	$—	$20,154	$20,480	$326

Total investment securities were $129.0 million at September 30, 2020, an increase of $11.3 million, or 9.6%, from $117.7 million at December 31, 2019. The increase was primarily due to purchases of $36.6 million and an increase in fair value of securities available-for-sale of $2.8 million, partially offset by principal paydowns of $27.6 million and net premium amortization of $656 thousand.
The Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2020 and December 31, 2019 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2020 and December 31, 2019. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and nine months ended September 30, 2020 and 2019.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of September 30, 2020:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$580	1.41%	$11,609	1.49%	$66,100	1.47%	$78,289	1.47%
Residential collateralized mortgage obligations	—	—%	—	—%	11,850	0.77%	18,580	1.21%	30,430	1.04%
SBA loan pool securities	—	—%	1,007	2.57%	2,145	0.67%	9,183	2.02%	12,335	1.83%
Municipal bonds	—	—%	2,200	2.02%	849	2.26%	2,332	3.53%	5,381	2.71%
Total securities available-for-sale	$—	—%	$3,787	2.07%	$26,453	1.13%	$96,195	1.52%	$126,435	1.46%

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
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Real estate loans:
Residential property	$4,047	$760
SBA property	24,197	150
Commercial and industrial loans:
SBA commercial term	2,634	1,065
Total	$30,878	$1,975

Loans held-for-sale were $30.9 million at September 30, 2020, an increase of $28.9 million, or 1,463.4%, from $2.0 million at December 31, 2019. The increase was primarily due to new funding of $100.5 million and a loan transferred from loans held-for-investment of $1.4 million, partially offset by sales of $72.1 million. All of loans held-for-sale outstanding at September 30, 2020 were sold subsequent to the balance sheet date.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2020		December 31, 2019
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$853,708	54.0%	$803,014	55.4%
Residential property	212,804	13.5%	235,046	16.3%
SBA property	128,038	8.1%	129,837	8.9%
Construction	19,803	1.3%	19,164	1.3%
Total real estate loans	1,214,353	76.9%	1,187,061	81.9%
Commercial and industrial loans:
Commercial term	90,867	5.8%	103,380	7.1%
Commercial lines of credit	92,222	5.8%	111,768	7.7%
SBA commercial term	23,011	1.5%	25,332	1.7%
SBA PPP	136,418	8.6%	—	—%
Total commercial and industrial loans	342,518	21.7%	240,480	16.5%
Other consumer loans	21,933	1.4%	23,290	1.6%
Loans held-for-investment	1,578,804	100.0%	1,450,831	100.0%
Allowance for loan losses	(24,546)		(14,380)
Net loans held-for-investment	$1,554,258		$1,436,451

Loans held-for-investment, net of deferred loan costs (fees) were $1.58 billion at September 30, 2020, an increase of $128.0 million, or 8.8%, from $1.45 billion at December 31, 2019. The increase was primarily due to new funding of $295.3 million and advances of $77.0 million, partially offset by paydowns and payoffs of $242.3 million. SBA PPP loan production contributed significantly to the Company’s loan growth for the nine months ended September 30, 2020.

Loan Modifications Related to the COVID-19 Pandemic
The Company provided modifications, including payment deferments and interest only payments, to customers that were adversely affected by the COVID-19 pandemic. As of September 30, 2020, all loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less. The following table presents a summary of loans under modified terms related to the COVID-19 pandemic as of September 30, 2020:

	Modification Type			Weighted-Average Contractual Rate	Loan-to-Value (1)	Accrued Interest Receivable
($ in thousands)	Payment Deferment	Interest Only	Total
Real estate loans:
Commercial property	$135,165	$2,397	$137,562	4.49%	48.5%	$3,048
Residential property	19,233	—	19,233	4.91%	54.6%	519
Commercial and industrial loans:
Commercial term	11,797	2,960	14,757	4.29%		309
SBA commercial term	—	72	72	5.25%		1
Total	$166,195	$5,429	$171,624	4.52%		$3,877
Loans held-for-investment			$1,578,804
SBA PPP loans			136,418
Loans held-for-investment, excluding SBA PPP loans			$1,442,386
Total loans under modified terms related to the COVID-19 pandemic to loans held-for-investment, excluding SBA PPP loans			11.9%

(1)    Collateral value at origination
The following table presents a summary of remaining modifications terms of loans under modified terms related to the COVID-19 pandemic as of September 30, 2020:

	Remaining Terms of
($ in thousands)	Three Months or Less	Three to Six Months	Total
Real estate loans:
Commercial property	$137,562	$—	$137,562
Residential property	19,233	—	19,233
Commercial and industrial loans:			—
Commercial term	13,592	1,165	14,757
SBA commercial term	—	72	72
Total	$170,387	$1,237	$171,624

The following table presents a summary of loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of September 30, 2020:

($ in thousands)	Carrying Value	Accrued Interest Receivable
Real estate loans:
Commercial property	$240,472	$3,485
Residential property	25,231	361
Commercial and industrial loans:	—
Commercial term	40,259	387
Other consumer loans	1,442	6
Total	$307,404	$4,239

The following table presents activity in loans under modified terms related to the COVID-19 pandemic for the three months ended September 30, 2020.

	Real Estate Loans		Commercial and Industrial Loans
($ in thousands)	Commercial Property	Residential Property	Commercial Term	SBA Commercial Term	Other Consumer Loans	Total
Balance at July 1, 2020	$379,566	$44,804	$58,159	$—	$1,507	$484,036
Modification early terminated(1)	(78,077)	(2,958)	(25,620)	—	(5)	(106,660)
Modification expired	(162,737)	(40,534)	(15,803)	—	(1,436)	(220,510)
Subsequent modification	343	18,262	1,165	—	—	19,770
New modification	1,112	668	—	72	7	1,859
Amortization	(2,645)	(1,009)	(3,144)	—	(73)	(6,871)
Balance at September 30, 2020	$137,562	$19,233	$14,757	$72	$—	$171,624

(1)    Termination of modifications at the request of the borrower.
SBA Paycheck Protection Program
Since the launch of PPP, the Company has extended 1,614 SBA PPP loans totaling $136.4 million, net of unamortized deferred fees and costs, as of September 30, 2020. The Company deferred loan origination fees of $5.7 million and direct origination costs of $1.1 million. The Company amortizes these deferred fees and costs without prepayment assumption using the contractual lives of PPP loans. The following table presents a summary of SBA PPP loans as of September 30, 2020:

($ in thousands)	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	1,043	$21,551	$21,751
Over $50,000 and less than $350,000	499	60,679	62,506
Over $350,000 and less than $2,000,000	69	45,813	46,718
$2,000,000 or more	3	8,375	8,427
Total	1,614	$136,418	$139,402

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
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance for loan losses. Annualized net charge-offs to average loans held-for-investment were 0.01% and 0.04%, respectively, for the three months ended September 30, 2020 and 2019, and 0.08% and 0.03%, respectively, for the nine months ended September 30, 2020 and 2019.

The following table presents allowance for loan losses to loans held-for-investment as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Loans held-for-investment	$1,578,804	$1,450,831
Less: SBA PPP loans	136,418	—
Loans held-for-investment, excluding SBA PPP loans	$1,442,386	$1,450,831
Allowance for loan losses	$24,546	$14,380
Allowance for loan losses to loans held-for-investment	1.55%	0.99%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.70%	0.99%

The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at September 30, 2020.
The increases in allowance for loan losses to loans held-for-investment was primarily due to risks associated with economic and business conditions as a result of the COVID-19 pandemic, which resulted in an additional provision for loan losses of $4.3 million and $11.1 million, respectively, for the three and nine months ended September 30, 2020.
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
The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Allowance for loan losses:
Balance at beginning of period	$20,248	$13,328	$14,380	$13,167
Charge-offs:
Real estate	—	—	138	19
Commercial and industrial	—	179	916	347
Other consumer	102	47	241	158
Total charge-offs	102	226	1,295	524
Recoveries on loans previously charged off
Real estate	—	—	56	4
Commercial and industrial	18	38	223	112
Other consumer	56	56	105	128
Total recoveries	74	94	384	244
Net charge-offs	28	132	911	280
Provision (reversal) for loan losses	4,326	(102)	11,077	207
Balance at end of period	$24,546	$13,094	24,546	13,094
Loans held-for-investment:
Balance at end of period	$1,578,804	$1,389,830	$1,578,804	$1,389,830
Average balance	1,546,900	1,391,042	1,509,963	1,367,109
Ratios:
Annualized net charge-offs to average loans held-for-investment	0.01%	0.04%	0.08%	0.03%
Allowance for loan losses to loans held-for-investment	1.55%	0.94%	1.55%	0.94%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
SBA property	$923	$442	$481	108.8%
Total real estate loans	923	442	481	108.8%
Commercial and industrial loans:
Commercial lines of credit	1,525	1,888	(363)	(19.2)%
SBA commercial term	378	159	219	137.7%
Total commercial and industrial loans	1,903	2,047	(144)	(7.0)%
Other consumer loans	67	48	19	39.6%
Total nonaccrual loans	2,893	2,537	356	14.0%
Loans past due 90 days or more still on accrual	699	287	412	143.6%
Total nonperforming loans	3,592	2,824	768	27.2%
Other real estate owned	376	—	376	—%
Total nonperforming assets	$3,968	$2,824	$1,144	40.5%

Nonperforming loans to loans held-for-investment	0.23%	0.19%
Nonperforming assets to total assets	0.20%	0.16%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $1.8 million, partially offset by paydowns and payoffs of $440 thousand and charge-offs of $1.0 million during the nine months ended September 30, 2020. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believe the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $43 thousand and $146 thousand, respectively, would have been recorded during the three and nine months ended September 30, 2020, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	September 30, 2020			December 31, 2019
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$335	$—	$335	$339	$—	$339
SBA property	277	38	315	294	121	415
Commercial and industrial loans:
Commercial term	22	—	22	28	—	28
SBA commercial term	15	—	15	39	—	39
Total	$649	$38	$687	$700	$121	$821

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents summary of the Company’s deposit as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$576,086	$360,039	$216,047	60.0%
Interest-bearing deposits:
Savings	11,124	6,492	4,632	71.3%
NOW	21,726	17,673	4,053	22.9%
Retail money market accounts	344,939	307,980	36,959	12.0%
Brokered money market accounts	30,001	30,034	(33)	(0.1)%
Retail time deposits of:
$250,000 or less	312,171	405,004	(92,833)	(22.9)%
More than $250,000	167,208	199,726	(32,518)	(16.3)%
Time deposits from internet rate service providers	31,852	—	31,852	—%
Brokered time deposits	62,000	62,359	(359)	(0.6)%
Time deposits from California State Treasurer	90,000	90,000	—	—%
Total interest-bearing deposits	1,071,021	1,119,268	(48,247)	(4.3)%
Total deposits	$1,647,107	$1,479,307	$167,800	11.3%

The increase in noninterest-bearing demand deposits was primarily due to the deposit increases from customers with SBA PPP loans and SBA Economic Injury Disaster Loans, as well as the overall liquid deposit market. A total of $117.3 million of SBA PPP loans were funded through the Bank's noninterest-bearing demand deposits and deposit customers also received $93.5 million of SBA Economic Injury Disaster Loans of during the past 6-month period.
The decrease in retail time deposits was primarily due to matured and closed accounts of $515.5 million, partially offset by new accounts of $73.8 million and renewals of the matured accounts of $305.1 million.
As of September 30, 2020 and December 31, 2019, total deposits were comprised of 35.0% and 24.3%, respectively, of noninterest-bearing demand accounts, 24.8% and 24.5%, respectively, of savings, NOW and money market accounts, and 40.2% and 51.2%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.5 million and $5.4 million, respectively, at September 30, 2020 and December 31, 2019.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
September 30, 2020
Time deposits less than $100,000	$67,716	$43,728	$36,258	$6,859	$1,453	$156,014
Time deposits of $100,000 through $250,000	57,043	93,186	98,575	1,205	—	250,009
Time deposits of more than $250,000	126,619	55,565	68,734	6,290	—	257,208
Total	$251,378	$192,479	$203,567	$14,354	$1,453	$663,231
December 31, 2019
Time deposits less than $100,000	$41,456	$29,899	$92,695	$10,165	$1,557	$175,772
Time deposits of $100,000 through $250,000	111,182	53,198	121,674	5,537	—	291,591
Time deposits of more than $250,000	167,825	38,740	77,334	5,827	—	289,726
Total	$320,463	$121,837	$291,703	$21,529	$1,557	$757,089

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $229.3 million at September 30, 2020, an increase of $2.5 million, or 1.1%, from $226.8 million at December 31, 2019. The increase was primarily due to net income of $10.4 million, a positive fair value change in securities available-for-sale of $2.0 million and cash proceeds from exercise of stock options of $636 thousand, partially offset by repurchase of common stock of $6.5 million and dividends declared on common stock of $4.6 million.
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
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of September 30, 2020 and December 31, 2019. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2020
Common tier 1 capital (to risk-weighted assets)	15.60%	15.34%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.86%	16.60%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.60%	15.34%	6.0%	8.0%
Tier 1 capital (to average assets)	11.40%	11.21%	4.0%	5.0%
December 31, 2019
Common tier 1 capital (to risk-weighted assets)	15.87%	15.68%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.90%	16.71%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.87%	15.68%	6.0%	8.0%
Tier 1 capital (to average assets)	13.23%	13.06%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.86% and 8.60%, respectively, as of September 30, 2020, and 8.90% and 8.71%, respectively, as of December 31, 2019.

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
The Company had $130.0 million and $20.0 million of outstanding FHLB advances at September 30, 2020 and December 31, 2019, respectively. Based on the values of loans pledged as collateral, the Company had $321.1 million and $404.8 million of additional borrowing capacity with FHLB as of September 30, 2020 and December 31, 2019, respectively. The Company also had $65.0 million and $35.0 million, respectively, of available unused unsecured federal funds lines at September 30, 2020 and December 31, 2019.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at September 30, 2020 and December 31, 2019 was $33.8 million and $37.9 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $41.8 million and $46.1 million as of September 30, 2020 and December 31, 2019, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of September 30, 2020 and December 31, 2019, total cash and cash equivalents represented 12.7% and 8.4% of total assets, respectively.
During the three months ended June 30, 2020, the Company also transferred securities held-to-maturity of $18.8 million to securities available-for-sale in order to secure additional liquidity on balance sheet. As of September 30, 2020, management was able to maintain strong on-and off-balance sheet liquidity as a result of proactive liquidity management in response to the COVID-19 pandemic.
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

($ in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$207,142	$171,608
Standby letters of credit	4,584	3,300
Commercial letters of credit	309	292
Total	$212,035	$175,200

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2020
Time deposits	$647,424	$14,354	$1,453	$—	$663,231
FHLB advances	120,000	10,000	—	—	130,000
Operating leases	2,434	4,351	1,133	951	8,869
Total	$769,858	$28,705	$2,586	$951	$802,100
December 31, 2019
Time deposits	$734,003	$21,529	$1,557	$—	$757,089
FHLB advances	10,000	10,000	—	—	20,000
Operating leases	2,686	4,454	2,375	1,352	10,867
Total	$746,689	$35,983	$3,932	$1,352	$787,956

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	September 30, 2020		December 31, 2019
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	21.3%	16.2%	20.3%	7.7%
+100	10.8%	9.1%	10.4%	4.7%
-100	(0.9)%	(9.4)%	(11.7)%	(6.1)%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2020 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at September 30, 2020. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
•Our borrowers’ actual payment performance may be worse than anticipated as loan deferrals related to the COVID-19 pandemic expire, and we may experience potential adverse impact from loan modifications and payment deferrals despite their implementation consistent with recent regulatory guidance.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2020.
The following table presents share repurchase activities during the three months ended September 30, 2020:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From July 1, 2020 to July 31, 2020	—	$—	—	$—
From August 1, 2020 to August 31, 2020	—	—	—	$—
From September 1, 2020 to September 30, 2020	—	—	—	$—
Total	—	$—	—

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
None

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

PCB Bancorp

Date:	November 6, 2020	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2020	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)