Form 10-K
period 2020-12-31
PCB BANCORP
filed 2021-03-11
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $125.3 million. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
As of March 4, 2021, the registrant had outstanding 15,453,442 shares of common stock.
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PCB Bancorp and Subsidiary
Annual Report on Form 10-K
December 31, 2020

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
•compliance with governmental and regulatory requirements, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act of 2020 (the “Economic Aid Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) and others relating to banking, consumer protection, securities and tax matters including, but not limited to the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance;
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
The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and 9 loan production offices (“LPOs”) located in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
On March 27, 2020, the CARES Act was enacted to address the economic impact resulted from the COVID-19 pandemic. The CARES Act included various initiatives, such as extended unemployment benefits, mortgage forbearance, the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and the temporary relief from troubled debt restructuring (“TDRs”). The Economic Aid Act was signed into law on December 27, 2020, and provided additional stimulus relief, reauthorized PPP, and extended the temporary relief from TDR treatment for certain loans modified in connection with COVID-19.
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
SBA PPP Loans
As a part of the Company’s efforts to assist its customers during the COVID-19 pandemic, the Company maintained 1,585 SBA PPP loans of $135.7 million as of December 31, 2020. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the Company’s commercial and industrial (“C&I”) portfolio and have an interest rate of 1%. The substantial majority of the PPP loans in our portfolio have a maturity of two years.
For additional information on loans, see “Loans Held-For-Investment and Allowance for Loan Losses” included in Item 7 and Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Loan Modifications Related to the COVID-19 Pandemic
As a part of the CARES Act, the temporary relief from TDRs provided an option for financial institutions to suspend the U.S. generally accepted accounting principles (“GAAP”) requirements and regulatory determinations for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from March 1, 2020, through the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or December 31, 2020.
On April 7, 2020, the federal banking regulators also issued the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised)” (the “Interagency Statement”) to encourage banks to work prudently with borrowers and describe the banking regulators’ interpretation of how accounting rules for TDR apply to certain modifications related to the COVID-19 pandemic.
On December 27, 2020, the Economic Aid Act was signed into law, which extended the applicable period of the temporary relief from TDRs under the CARES Act to the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or January 1, 2022.
As of December 31, 2020, the Company’s loans under modified terms related to the COVID-19 pandemic, including payment deferments and interest only payments, totaled $36.1 million. All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less. For additional information on loans, see “Loans Held-For-Investment and Allowance for Loan Losses” included in Item 7 and Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Liquidity and Capital
In addition, the Company has been monitoring its liquidity and capital closely. As of December 31, 2020, the Company maintained $194.1 million, or 10.1% of total assets, of cash and cash equivalents and $526.1 million, or 27.4% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well capitalized requirements as of December 31, 2020, while establishing additional provision for loan losses of $13.2 million for the year ended December 31, 2020.
At this time, the Company cannot estimate the long-term impact of the COVID-19 pandemic, but these conditions impacted and are expected to impact its business, results of operations, and financial condition negatively.
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
Business Overview
Lending Activities
The Company’s core lending strategy is, through the Bank, to build and maintain a diversified loan portfolio based on the type of customers (e.g., businesses versus individuals), loan products (e.g., real estate loans, C&I loans, other consumer loans), geographical locations, and different industries in which its business customers are engaged (e.g., manufacturing, wholesale and retail trade, hospitality, etc.).
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

Legal Lending Limits
With certain exceptions, the Bank is permitted under the applicable laws to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital, allowance for loan losses, and certain capital notes and debentures issued by the Bank. As of December 31, 2020, the Bank’s lending limit was approximately $38.5 million per borrower for unsecured loans. In addition to unsecured loans, the Bank is permitted to make collateral-secured loans in an additional amount of up to 10% (for combined total of 25%) for a total of approximately $64.1 million to one borrower as of December 31, 2020.
For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $28.9 million, which were performing at December 31, 2020.
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
Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:
•maintaining close relationships among the Company’s customers and their designated banker to ensure ongoing credit monitoring and loan servicing;
•granting credit on a sound basis with full knowledge of the purpose and source of repayment for such credit ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;
•developing and maintaining targeted levels of diversification for the loan portfolio as a whole and for loans within each category; and
•ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.
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
Loan Category
The Company’s loan portfolio consists primarily of three major categories: real estate loans, commercial and industrial loans and other consumer loans. Within these three broad categories, the loan portfolio is further segmented as follows:
•Real estate loans consist of:
◦Commercial property - loans secured by commercial real estate (“CRE”) other than loans guaranteed by the U.S. SBA;
◦Residential property - loans secured by single family residential (“SFR”) real estate;
◦SBA property - SBA guaranteed loans secured by CRE; and
◦Construction.
•Commercial and industrial loans consist of:
◦Commercial term;
◦Commercial lines of credit;
◦SBA commercial term; and
◦SBA PPP loans.
•Other consumer loans consist of automobile secured loans and personal loans.
The following table presents the composition of the Company’s loans held-for-investment (presented net of deferred fees and costs) as of the dates indicated:

	December 31,
	2020		2019
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$880,736	55.5%	$803,014	55.4%
Residential property	198,431	12.5%	235,046	16.3%
SBA property	126,570	8.0%	129,837	8.9%
Construction	15,199	1.0%	19,164	1.3%
Commercial and industrial loans:
Commercial term	87,250	5.5%	103,380	7.1%
Commercial lines of credit	96,087	6.1%	111,768	7.7%
SBA commercial term	21,878	1.4%	25,332	1.7%
SBA PPP	135,654	8.6%	—	—%
Other consumer loans	21,773	1.4%	23,290	1.6%
Loans held-for-investment	$1,583,578	100.0%	$1,450,831	100.0%

The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
	2020		2019
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Residential property	$300	15.2%	$760	38.5%
SBA property	1,411	71.3%	150	7.6%
Commercial and industrial loans:
SBA commercial term	268	13.5%	1,065	53.9%
Loans held-for-sale	$1,979	100.0%	$1,975	100.0%

Real Estate Loans. Real estate loans consist of commercial property loans, which are secured by CRE (e.g., retail shopping centers, industrial/manufacturing properties, multifamily apartment properties, office buildings etc.), SFR real estate loans, SBA property loans, and construction loans. A majority of real estate lending activities originate from businesses and individuals within the Company’s primary lending areas.
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
In connection with such loans, the Company retains a valid lien on the real estate, obtains a title insurance policy that insures that the property is free from encumbrances, and requires hazard insurance. Loan fees on these products, interest rates and other provisions of residential property loans are determined by the Company on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on ARM loans generally are adjusted annually based on the one-year Constant Maturity Treasury (“CMT”). The spreads are fixed and thus the interest rate on these loans change in parallel with any changes in the applicable selected rates. While residential property loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all residential property loans contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. As of December 31, 2020 and 2019, approximately 88.4% and 93.6%, respectively, of residential property loans were ARM loans.
Construction loans are comprised of residential construction and commercial construction. Interest reserves are generally established on construction loans. These loans are typically prime rate-based and have maturities of less than 18 months. The policy maximum LTV for construction loans is 70% and for land development loans is 50%.
Commercial and Industrial Loans (Excluding SBA PPP loans). The C&I loan category includes commercial term loans, commercial lines of credit, SBA commercial term loans, and SBA PPP loans. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs. SBA commercial term loans are provided to small businesses under the U.S. SBA guarantee program to finance permanent working capital needs and/or equipment purchases.
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
Small Business Administration Loans (reported as either Real Estate Loans or Commercial and Industrial Loans). In addition to PPP loans, the Bank offers SBA loans for qualifying businesses for amounts up to $5.0 million. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. Excluding PPP loans, SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchases of machinery and equipment, debt refinance, business acquisitions, start-up financing or the purchase or construction of owner-occupied commercial property.
SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.75 million. On December 27, 2020, and through September 30, 2021, the guaranty percentage provided by the SBA was temporarily increased to 90% under the Economic Aid Act.
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

Investment Activities
The Company manages its investment securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals for the investment portfolio are as follows:
•provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;
•serve as a tool to manage asset-quality diversification of assets; and
•provide a vehicle to help manage interest rate risk profile pursuant to established policies and maximize overall return.
The investment securities portfolio is comprised primarily of SBA loan pools securities, mortgage-backed securities and collateralized mortgage obligations backed by U.S. government agency and U.S government sponsored enterprise (“GSE”), and tax-exempt municipal securities.
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
For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Deposits Activities
The Company offers customers traditional retail deposit products through its branch network and the ability to access their accounts through online and mobile banking platforms. The Company offers a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. Core deposits, defined as all deposits except for time deposits exceeding $250,000 and internet or brokered deposits, are the primary and most valuable low-cost funding source for the lending business, and represented 78.1% of total deposits as of December 31, 2020.
The Company strives to retain an attractive deposit mix from both large and small customers as well as a broad market reach. As of December 31, 2020, the Company’s top 10 customers accounted for 9.1% of total deposits. The Company believes the competitive pricing and products, convenient branch locations, and quality personal customer service enable the Company to attract and retain deposits. The Company employs conventional marketing initiatives and advertising and in addition leverages its community and board relationships to generate new accounts. The Company offers deposit products to its loan customers by encouraging, depending on the circumstances and the type of relationship, them to maintain deposit accounts as a condition of granting loans. To enhance the relationships with customers and to identify and meet their particular needs, each customer is assigned a relationship officer, including SBA loan borrowers.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, rates offered by other Korean-American focused banks, general market interest rates, liquidity requirements, and the Company’s deposit growth goals. Wholesale deposits are also utilized to supplement core retail deposits for funding purposes, including brokered accounts and State California Treasurer’s time deposits. As of December 31, 2020, wholesale deposits totaled $204.9 million, or 12.8% of total deposits.
As of December 31, 2020, total deposits totaled $1.59 billion, and the average cost of deposits was 0.82% for the year ended December 31, 2020. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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
FHLB functions as a reserve credit capacity for qualifying financial institutions. As a member, the Company is required to own capital stock in FHLB and may apply for advances from FHLB by utilizing qualifying loans and securities as collateral. FHLB offers a full range of borrowing programs with terms ranging from one day to 30 years, at competitive rates. A prepayment penalty is usually imposed for early repayment of these advances. As of December 31, 2020, the Company had outstanding FHLB advances of $80.0 million and maintained additional borrowing capacity of $425.3 million. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Market Area and Competition
The Company is headquartered in Los Angeles, California and operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and 9 LPOs in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York.
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

Human Capital
At December 31, 2020, the Company had a total of 241 full-time employees and 7 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory. It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve. Working within, and giving back to, the local community is the hallmark of a true community bank.
The Company has long been committed to comprehensive and competitive compensation and benefits programs as the Company recognizes that it operates in intensely competitive environments for talent. Retention of skilled and highly trained employees is critical to the Company’s strategy of being a trusted resource to its communities and strengthening relationships with its clients through employees. Community banking is often considered a relationship banking model rather than a purely transactional banking model. The Company’s employees are critical to the Company’s ability to develop and grow relationships with its clients. Furthering the Company’s philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the purpose and contribute to the Company’s overall success, compensation and benefits programs include: equity-based compensation plan, health/dental/vision insurances, life insurance, 401(K) plan, benefits under the Family Medical Leave Act, workers’ compensation, paid vacation and sick days, holiday pay, training/education, leave for bereavement, wedding and jury duty.
The Company invests in its employees’ future by sponsoring and prioritizing continued education throughout its employee ranks. The Company encourages its employees to participate in educational activities, which improve or maintain their skills in their current position, as well as to enhance future opportunities at the Company. The Company's employees are notified periodically of available internal course offerings. Employees may also choose to take external extension courses for a maximum of two courses per quarter or semester. All employees are able to participate in regular educational seminars run by outside parties, including but not limited to the American Bankers Association and Bankers Compliance Group.
In order to develop a workforce that aligns with the Company’s corporate values, it regularly sponsors local community events so that its employees can better integrate themselves in communities. The Company believes that employees’ well-being and personal and professional development is fostered by outreach to the communities it serves. The Company’s employees’ desire for active community involvement enables the Company to sponsor a number of local community events and initiatives, including donating personal protective equipment such as masks and hand wipes to non-profit organizations during the COVID-19 pandemic, hosting annual PCB scholarship that provides financial assistance to local low-to-moderate income community, conducting financial literacy training to seniors in affordable housing facilities, and participating in the Volunteer Income Tax Assistance annually to assist the community in free tax preparation.
The Company strives to place the health and well-being of employees above all else. Never has this been more necessary than during the COVID-19 pandemic. In response to the COVID-19 pandemic, the Company has taken significant steps to protect the health and well-being of its employees and customers, including implementing a work-from-home policy for over 60% of employees, limiting lobby hours throughout branch offices, and prioritizing drive-thru and appointment banking.

Supervision and Regulation
General
Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (“CDFPI”), the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), and the Bureau of Consumer Financial Protection (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) laws enforced by the U.S. Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiary, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
Financial Regulatory Reform
The Dodd-Frank Act implemented sweeping reform across the U.S. financial regulatory framework, including, among other changes:
•creating a Financial Stability Oversight Council tasked with identifying and monitoring systemic risks in the financial system;
•creating the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws;
•requiring the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;
•imposing more stringent capital requirements on bank holding companies and subjecting certain activities, including inter-state mergers and acquisitions, to heightened capital conditions;
•with respect to mortgage lending:
◦significantly expanding requirements applicable to loans secured by SFR real property;
◦imposing strict rules on mortgage servicing, and
◦requiring the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards;

•changing the assessment base for federal deposit insurance from the amount of the insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminating the ceiling on the size of the FDIC’s Deposit Insurance Fund (“DIF”) and increasing the floor of the size of the FDIC’s DIF;
•eliminating all remaining restrictions on interstate banking by authorizing state banks to establish de novo banking offices in any state that would permit a bank chartered in that state to open a banking office at that location;
•repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and
•in the so-called “Volcker Rule,” subject to numerous exceptions, prohibiting depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading.
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
On August 24, 2018, President Trump signed the Economic Growth Act, which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all but the largest banks. The Economic Growth Act’s highlights included improving consumer access to mortgage credit that, among other things, (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures (the provision would not apply to non-banks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure (“TRID”) applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use, and (vi) provide that federal banking regulators may not impose higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction (“ADC”), and clarifies ADC status.
In addition, the Economic Growth Act’s highlights also included regulatory relief for certain institutions, whereby among other things, it simplified capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%, institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the BHCA if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than 5% of their total assets, from the Volcker Rule restrictions on trading with their own capital. The Economic Growth Act also added certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.
The Economic Growth Act also made changes for bank holding companies, as it raised the threshold for automatic designation as a systemically important financial institution from $50 billion to $250 billion in assets, subjects banks with $100 billion to $250 billion in total assets to periodic stress tests, exempts from stress test requirements entirely banks with under $100 billion in assets, and required the federal banking regulators to, within 180 days of passage, raised the asset threshold under the Small Bank Holding Company Policy Statement from $1 billion to $3 billion. The Economic Growth Act also added certain protections for student borrowers.
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
Under the Basel III Capital Rules, the following are the initial minimum capital ratios applicable to the Bank:
•4.0% Tier 1 leverage ratio;
•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and
•8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and was phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). As stated above, with the changes to the definition of Small Bank Holding Companies, the Company is not currently subject to separate capital measurements. The Bank must maintain the following minimum capital ratios:
•4.0% Tier 1 leverage ratio;
•4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;
•6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of at least 8.5%; and
•8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%.
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
The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The new capital rules generally result in higher risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules that are relevant to the Company and the Bank include:
•consistent with the Basel I risk-based capital rules, assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;
•providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0% under the Basel I risk-based capital rules);
•assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (set at 100% under the Basel I risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;
•applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and
•applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (set at 100% under the Basel I risk-based capital rules).
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
As of December 31, 2020, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. With respect to the Bank, the Basel III Capital Rules also revise the prompt corrective action (“PCA”), regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”
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
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2020, the Bank met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.
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
The Company is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, the Company is subject to examination by, and may be required to file reports with, the CDFPI.
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
Under the California Financial Code, any proposed acquisition of “control” of the Bank by any person (including a company) must be approved by the Commissioner of the CDFPI. The California Financial Code defines “control” as the power, directly or indirectly, to direct the Bank’s management or policies or to vote 25% or more of any class of the Bank’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of the Bank’s outstanding voting securities.
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
The Bank
General
The Bank is a California-chartered bank, but is not a member of the Federal Reserve (a “non-member bank”). The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations. As a California-chartered non-member bank, the Bank is subject to examination, supervision, and regulation by the CDFPI, the chartering authority for California banks, and by the FDIC.
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
Brokered Deposit Restrictions
Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2020, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
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
The Dodd-Frank Act requires the FDIC to ensure that the DIF reserve ratio, which is the amount in the DIF as a percentage of all DIF-insured deposits, reaches 1.35% by September 3, 2020. The Dodd-Frank Act also altered the minimum designated reserve ratio for the DIF, increasing the minimum from 1.15% to 1.35%, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2020, the Bank paid $978 thousand in aggregate FDIC deposit insurance premiums. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Supervisory Assessments
California-chartered banks are required to pay supervisory assessments to the CDFPI to fund its operations. The amount of the assessment paid by a California bank to the CDFPI is calculated on the basis of the institution’s total assets in California, including consolidated subsidiaries, as reported to the CDFPI. During the year ended December 31, 2020, the Bank paid supervisory assessments to the CDFPI totaling $139 thousand.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Supervision and Regulation - Regulatory Capital Requirements” above.
Dividend Payments
The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the CDFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the CDFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the CDFPI and the Bank’s shareholders (i.e., the Company) in connection with a reduction of its contributed capital.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain over 2.5% in CET1 attributable to the capital conservation buffer, which was phased in over a three-year period that ended on January 1, 2019. See “Supervision and Regulation - Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2020.
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
Branching Authority
California banks, such as the Bank, may, under California law, establish a banking office so long as the bank’s board of directors approves the banking office and the CDFPI is notified of the establishment of the banking office. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by such state. Finally, the Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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
As of December 31, 2020, using regulatory definitions in the CRE Concentration Guidance, the Bank’s CRE loans represented 256.1% of total risk-based capital, as compared to 243.6%, 253.6% and 355.1% as of December 31, 2019, 2018 and 2017, respectively. The Bank is actively working to manage its CRE concentration and the management has discussed the CRE Concentration Guidance with the FDIC and believes that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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
Enforcement Powers of Federal and State Banking Agencies
The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject the Bank and its officers and directors to administrative sanctions and potentially substantial civil money penalties. The CDFPI also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
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
Risks Related to the COVID-19 Pandemic
Our business, results of operations, and financial condition have been, and will likely continue to be, adversely affected by the ongoing COVID-19 pandemic.
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on recent global economic and market conditions, including significant disruption of, and volatility in, financial markets; global supply chain disruptions; and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment throughout the United States, but also specifically in California, where most of our operations and a large majority of our customers are located. These conditions have impacted and are expected in the future to impact-our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates and increased loan delinquencies; increased provisions for loan losses and unfunded loan commitments; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; deposit flows; and continued client draws on lines of credit as well as our participation in the SBA PPP. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Negative impacts from these conditions also may include:
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
Our Traditional Service Delivery Channels may be Impacted by the COVID-19 Pandemic.
In light of the external COVID-19 threat, the Board of Directors and senior management are continuously monitoring the situation, providing frequent communications, and making adjustments and accommodations for both our customers and our employees. For the most part, all branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as limiting our branches to walk-up or drive-up visits. Our customers have been encouraged to utilize branch alternatives such as using our ATMs, online banking, and mobile banking application in lieu of in-branch transactions. In addition, many employees are working remotely, and travel as well as face-to-face meeting restrictions are in effect.

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
In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers (“management” or “employees”) follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and/or results of operations.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. For the year ended December 31, 2020, total loans were 82.1% of our average interest-earning assets. Our net interest income exhibited a positive 9.8% sensitivity to rising interest rates in a 100 basis point parallel shock at December 31, 2020.

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
Our business and operations are sensitive to general business and economic conditions in the U.S., generally, and particularly the state of California and the Los Angeles/Orange County region, as well as the greater New York City/New Jersey metropolitan area, where our branch offices are located. Unfavorable or uncertain economic and market conditions in these areas could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. The impact of the Biden administration’s policy changes regarding international trade, tariffs, renewable energy, immigration, domestic taxation, among other actions and policies of the current administration, may have on economic and market conditions is uncertain.
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
We primarily operate in California markets with a concentration of Korean-American individuals and businesses as customers. We also currently have branch operations in New York and New Jersey, and LPO operations in various states, and would evaluate additional branch expansion opportunities in other Korean-American populated markets. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our need to hire adequate staffing, attract sufficient business in new markets, to manage operations in non-contiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.
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
At December 31, 2020, approximately 77.1% of our loans held-for-investment portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability.
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
We expect that gains on the sale of U.S. government guaranteed loans, primarily 7(a) loans, will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2020 was $6.0 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates and current market conditions. Significant errors in assumptions used to compute gains on sale of these loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.
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
At December 31, 2020 we had $1.36 billion of commercial loans, consisting of $880.7 million of commercial property loans, $126.6 million of SBA property loans, $15.2 million of construction loans, and $340.9 million of C&I loans, including $135.7 million of SBA PPP loans, for which real estate is not the primary source of collateral. Commercial loans represented 86.1% of our total loan portfolio at December 31, 2020. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy.
Our high concentration in commercial real estate could cause our regulators to restrict our ability to grow and could adversely affect our results of operations and financial condition.
CRE lending continues to be a significant focus of federal and state bank regulators with multiple guidelines issued in an attempt by regulators to manage CRE lending risk across the banking system. These various guidelines and pronouncements were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. For example, bank regulators have issued guidance which refer to as the CRE Concentration Guidance that identifies certain CRE concentration levels that, if exceeded, will expose an institution to additional supervisory analysis with regard to the institution’s CRE concentration risk.
The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied CRE are not included for purposes of CRE Concentration calculation. As of December 31, 2020, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 256.1% of our total risk-based capital, as compared to 243.6%, 253.6% and 355.1% as of December 31, 2019, 2018 and 2017, respectively. The FDIC may become concerned about our CRE loan concentrations, and they may inhibit our organic growth by restricting our ability to execute on our strategic plan.
Our residential property loan product consists primarily of non-qualified residential mortgage loans which may be considered less liquid and riskier than qualified residential mortgage loans.
As of December 31, 2020, our residential property loan portfolio amounted to $198.4 million or 12.5% of our total loans held-for-investment portfolio. As of such date, all of our residential property loans consisted of non-qualified residential mortgage loans. Non-qualified loans are residential loans that do not comply with certain standards set by the Dodd-Frank Act and its related regulations. These non-qualified residential mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two residential mortgage products: a lower LTV, alternative document non-qualified residential mortgage loan, and a qualified residential mortgage loan. We originated non-qualified residential mortgage loans of $28.6 million and $56.4 million, respectively, for the years ended December 31, 2020 and 2019. We originated qualified residential mortgage loans of $51.3 million and $10.6 million, respectively, for the years ended December 31, 2020 and 2019. As of December 31, 2020, our non-qualified residential mortgage loans had a weighted average LTV of 60.4% and a weighted average Fair Isaac Corporation (“FICO”) score of 752.
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
We originated $106.2 million and $95.1 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2020 and 2019. During the same time periods, we sold $89.8 million and $99.6 million, respectively, of the guaranteed portion of our SBA loans. As of December 31, 2020, we held $150.1 million of SBA loans on our balance sheet, $147.1 million of which consisted of the non-guaranteed portion of SBA loans and $3.0 million or 2.0% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans. When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated.
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
A significant segment of our business consists of originating and periodically selling the U.S. government guaranteed loans, in particular those guaranteed by the SBA. Presently, the SBA guarantees 75% to 85% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program. The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, such guaranteed portion may not remain at its current level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations. The gain on sale of SBA loans was $6.0 million and $5.9 million, respectively, or 51.4% and 49.8%, respectively, of the total noninterest income, for the years ended December 31, 2020 and 2019.
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
Real estate construction loans, including land development loans, comprised approximately 1.0% of our total loans held-for-investment portfolio as of December 31, 2020, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.

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
As of December 31, 2020, our nonperforming loans (“NPLs”) totaled $3.2 million, or 0.20% of our loans held-for-investment portfolio. Our NPAs, which include NPLs and other real estate owned (“OREO”), totaled $4.6 million, or 0.24% of total assets. A loan is placed on nonaccrual status if: (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) payment in full of principal or interest is not expected, or (iii) principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. In addition, we had $338 thousand in accruing loans that were 30-89 days past due as of December 31, 2020.
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
As of December 31, 2020, we had OREO of $1.4 million on our books. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
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
Our ten largest depositor relationships accounted for approximately 9.1% of our deposits at December 31, 2020. Our largest depositor relationship accounted for approximately 1.5% of our deposits at December 31, 2020. The Bank maintained brokered deposits of $80.0 million and $92.4 million, respectively, and deposits from California State Treasurer of $100.0 million and $90.0 million, respectively, at December 31, 2020 and 2019. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits. Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would be likely to adversely affect our liquidity and require us to raise deposit interest rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.
Risks Related to Our Management
We are highly dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our ability to execute on our strategic plan, existing and prospective customer relationships, growth prospects, and results of operations.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the community banking industry generally, and in community banking focused on Korean-Americans specifically. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies can often be lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan and deposit origination, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In addition, our continued success will be highly dependent on retaining the current executive management team, which includes, but is not limited to, executive and senior management, finance, lending, credit administration, and other professionals at the Company and the Bank level who work directly with the management team to implement the strategic direction of the Company’s and the Bank’s Boards of Directors. We believe this management team, comprised principally of long-time employees who have worked in the banking industry for a number of years, is integral to implementing our business strategy. The loss of the services of any one of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our Allowance for Loan Losses and Other Accounting Estimates
Accounting estimates and risk management processes rely on analytical models that may prove inaccurate resulting in a material adverse effect on our business, financial condition and results of operations.
The processes we use to estimate probable incurred loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models using those assumptions may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable incurred loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

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
Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. Allowance for loan losses, expressed as a percentage of loans held-for-investment, was 1.67%, 0.99% and 0.98%, respectively, at December 31, 2020, 2019 and 2018. Allowance for loan losses is funded from a provision for loan losses, which is a charge to our income statement. Our provision for loan losses, was $13.2 million, $4.2 million and $1.2 million, respectively, for the years ended December 31, 2020, 2019 and 2018.
The determination of an appropriate level of allowance for loan losses is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. For these reasons, our allowance for loan losses may not be adequate to cover actual loan losses, and future provision for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
On November 15, 2019, the FASB issued Accounting Standard Update (“ASU”) 2019-10 delaying the effective date for the CECL standard for smaller public business entities and nonpublic business entities. The FASB pushed back the effective date of CECL from January 2021 to January 2023 for smaller reporting companies as defined by the SEC and from January 2022 to January 2023 for nonpublic companies. The effect of this ASU, is that the Bank will not need to implement CECL until January 2023. In addition to this action, by FASB, the CARES Act and the Economic Aid Act both contain optional extensions for the implementation of CECL.

Risks Related to Our Growth Strategy
We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth because of constrained capital resources or other reasons.
We have grown our consolidated assets from $1.23 billion as of December 31, 2016 to $1.92 billion as of December 31, 2020, and our deposits from $1.09 billion as of December 31, 2016 to $1.59 billion as of December 31, 2020. We intend to continue to grow our business through organic loan and deposit growth, and we anticipate that much of our future growth will be dependent on our ability to successfully implement our organic growth strategy, which may include establishing additional branches or LPOs in new or existing markets. A risk exists, however, that we will not be able to gain regulatory approval or identify suitable locations and management teams to execute this strategy. Further, our ability to grow organically loan and deposits is dependent on the financial health of our target demographic of Korean-Americans, which is in turn based on the financial health not only of their relevant geographic locations in the U.S. but also more broadly on the economic health of Korea. A decline in economic and business conditions in our market areas or in Korea could have a material impact on our loan portfolio or the demand for our products or services, which in turn may have a material adverse effect on our financial condition and results of operations.
Operations in our LPOs have positively affected our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.
We maintain 9 LPOs that primarily originate SBA loans. During 2020, these LPOs accounted for approximately 19.9% of new loans originated by the Bank. Sustaining the expansion of loan production through use of these out of state LPOs depends on a number of factors, including the continued strength of the markets in which our offices are located and identifying, hiring and retaining critical personnel. The strength of these markets could be weakened by anticipated increases in interest rates and any economic downturn. Moreover, competition for successful business developers and relationship managers in the SBA loan industry is fierce, and we may not be able to attract and retain the personnel we need to profitably operate our LPOs. Unsuccessful operation of our out of state LPOs could negatively impact our financial condition and results of operation.
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
On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the CBLR framework, for qualifying community banking organizations. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the PCA regulations and will not be required to report or calculate risk-based capital.
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
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the CDFPI and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability.
The Federal Reserve, the FDIC and the CDFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2020, the Company’s headquarters office is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010. This office is located in the Wilshire Center/Koreatown District of Los Angeles and houses the Company’s management unit, including compliance and Bank Security Act groups, information technology, SBA lending management, branch management, CRE and C&I lending groups, trade finance, credit administration and administrative groups. The lease expires in September 2023. The Bank leases all of its LPO and retail branch locations.
The Bank maintains 13 branch locations, with eight in Los Angeles County (Koreatown/Mid-Wilshire, Koreatown/W. Olympic, Rowland Heights, Downtown Fashion District, Cerritos, Torrance, Little Tokyo and Western Avenue), three in Orange County (Fullerton, Buena Park and Irvine), and two on the East Coast (Bayside, New York and Englewood Cliffs, New Jersey). The Bank also maintains nine LPOs located in Irvine, Artesia and Los Angeles, California; Bellevue, Washington; Dallas, Texas; Aurora, Colorado; Annandale, Virginia; Chicago, Illinois and New York, New York.
Item 3. Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had no accrued loss contingencies for certain legal claims at December 31, 2020. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: PCB) is listed on the NASDAQ Global Select Market. The approximate number of holders of record of the Company’s common stock as of December 31, 2020 was 271. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchase of Equity Securities
The following table presents share repurchase activities during the three months ended December 31, 2020:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From October 1, 2020 to October 31, 2020	—	$—	—	$—
From November 1, 2020 to November 30, 2020	—	—	—	—
From December 1, 2020 to December 31, 2020	—	—	—	—
Total	—	$—	—

On March 28, 2019, the Company’s Board of Directors approved the repurchase of up to $6.5 million of the Company’s common stock through March 27, 2020. During the year ended December 31, 2019, the Company completed the repurchase program, and repurchased and retired 396,715 shares of common stock at a weighted-average price of $16.33 per share.
On January 23, 2020, the Company announced that on November 22, 2019, its Board of Directors approved a $6.5 million stock repurchase program to commence upon the opening of the Company’s trading window for the first quarter of 2020 and continue through November 20, 2021. The Company completed the repurchase program in March 2020. The Company repurchased and retired 428,474 shares of common stock at a weighted-average price of $15.14 per share.

Item 6. Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2020	2019	2018	2017	2016
Selected balance sheet data:
Cash and cash equivalents	$194,098	$146,228	$162,273	$73,658	$69,951
Securities available-for-sale	120,527	97,566	146,991	129,689	82,838
Securities held-to-maturity	—	20,154	21,760	21,070	17,584
Loans held-for-sale	1,979	1,975	5,781	5,297	2,150
Loans held-for-investment	1,583,578	1,450,831	1,338,682	1,189,999	1,031,112
Allowance for loan losses	(26,510)	(14,380)	(13,167)	(12,224)	(11,320)
Total assets	1,922,853	1,746,328	1,697,028	1,441,999	1,226,642
Total deposits	1,594,851	1,479,307	1,443,753	1,251,290	1,091,812
Shareholders’ equity	233,788	226,834	210,296	142,184	127,007
Selected income statement data:
Interest income	$79,761	$92,945	$83,699	$65,267	$52,595
Interest expense	13,572	23,911	17,951	10,097	7,014
Net interest income	66,189	69,034	65,748	55,170	45,581
Provision for loan losses	13,219	4,237	1,231	1,827	2,283
Noninterest income	11,740	11,869	10,454	13,894	13,619
Noninterest expense	41,699	42,315	40,226	35,895	32,514
Income before income taxes	23,011	34,351	34,745	31,342	24,403
Income tax expense	6,836	10,243	10,444	14,939	10,401
Net income	16,175	24,108	24,301	16,403	14,002
Per share data:
Earnings per common share, basic	$1.05	$1.52	$1.69	$1.22	$1.12
Earnings per common share, diluted	1.04	1.49	1.65	1.21	1.11
Book value per common share (1)	15.19	14.44	13.16	10.60	9.48
Cash dividends declared per common share	0.40	0.25	0.12	0.12	0.11
Outstanding share data:
Number of common shares outstanding	15,385,878	15,707,016	15,977,754	13,417,899	13,391,222
Weighted-average common shares outstanding, basic	15,384,231	15,873,383	14,397,075	13,408,030	12,532,807
Weighted-average common shares outstanding, diluted	15,448,892	16,172,282	14,691,370	13,540,293	12,607,990
Selected performance ratios:
Return on average assets	0.84%	1.40%	1.53%	1.22%	1.25%
Return on average shareholders’ equity	7.08%	10.88%	14.26%	12.00%	12.47%
Dividend payout ratio (2)	38.10%	16.45%	7.10%	9.84%	9.82%
Efficiency ratio (3)	53.51%	52.30%	52.79%	51.97%	54.92%
Yield on average interest-earning assets	4.25%	5.53%	5.38%	4.99%	4.82%
Cost of average interest-bearing liabilities	1.15%	2.09%	1.65%	1.14%	0.96%
Net interest spread	3.10%	3.44%	3.73%	3.85%	3.86%
Net interest margin (4)	3.53%	4.11%	4.23%	4.22%	4.18%
Total loans to total deposits ratio (5)	99.42%	98.21%	93.12%	95.53%	94.64%

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2020	2019	2018	2017	2016
Asset quality:
Loans 30 to 89 days past due and still accruing	$338	$1,818	$377	$1,341	$2,094
Loans past due 90 days or more and still accruing	—	287	—	—	—
Nonaccrual loans	3,163	2,537	1,061	3,234	1,848
Nonperforming loans	3,163	2,824	1,061	3,234	1,848
Nonperforming assets (6)	4,564	2,824	1,061	3,333	2,354
Net charge-offs	1,089	3,024	288	923	308
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.02%	0.13%	0.03%	0.11%	0.20%
Nonaccrual loans to loans held-for-investment	0.20%	0.17%	0.08%	0.27%	0.18%
Nonaccrual loans to allowance for loan losses	11.93%	17.64%	8.06%	26.46%	16.33%
Nonperforming loans to loans held-for-investment	0.20%	0.19%	0.08%	0.27%	0.18%
Nonperforming loans to allowance for loan losses	11.93%	19.64%	8.06%	26.46%	16.33%
Nonperforming assets to total assets	0.24%	0.16%	0.06%	0.23%	0.19%
Allowance for loan losses to loans held-for-investment	1.67%	0.99%	0.98%	1.03%	1.10%
Allowance for loan losses to nonaccrual loans	838.13%	566.81%	1,241.00%	377.98%	612.55%
Allowance for loan losses to nonperforming loans	838.13%	509.21%	1,241.00%	377.98%	612.55%
Net charge-offs to average loans held-for-investment	0.07%	0.22%	0.02%	0.08%	0.03%
Capital ratios:
Shareholders’ equity to total assets	12.16%	12.99%	12.39%	9.86%	10.35%
Average equity to average assets	11.94%	12.88%	10.72%	10.20%	10.01%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	15.97%	15.87%	16.28%	12.15%	12.47%
Total capital (to risk-weighted assets)	17.22%	16.90%	17.31%	13.20%	13.59%
Tier 1 capital (to risk-weighted assets)	15.97%	15.87%	16.28%	12.15%	12.47%
Tier 1 capital (to average assets)	11.94%	13.23%	12.60%	10.01%	10.48%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	15.70%	15.68%	16.19%	12.06%	12.35%
Total capital (to risk-weighted assets)	16.95%	16.71%	17.21%	13.12%	13.48%
Tier 1 capital (to risk-weighted assets)	15.70%	15.68%	16.19%	12.06%	12.35%
Tier 1 capital (to average assets)	11.74%	13.06%	12.53%	9.94%	10.38%

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
Executive Summary
Net income was $16.2 million for the year ended December 31, 2020, a decrease of $7.9 million, or 32.9%, from $24.1 million for the year ended December 31, 2019. The decrease was primarily due to an increase in provision for loan losses and a decrease in net interest income. Provision for loan losses increased primarily due to the increase in risks associated with economic and business conditions, as well an increases in special mention and substandard loans, as a result of the COVID-19 pandemic, and net interest income decreased primarily due to the lower market rates during the year ended December 31, 2020.
For the year ended December 31, 2019, net income was $24.1 million, a decrease of $193 thousand, or 0.8%, from $24.3 million for the year ended December 31, 2018. The decrease was primarily due to increases in provision for loan losses and noninterest expense, partially offset by increases in net interest income and noninterest income. Provision for loan losses increased primarily due to increased charge-offs and noninterest expense increased primarily due to expansion of the Company's infrastructure for being a public company and enhancement of the controls and processes on BSA/AML compliance during the year ended December 31, 2019. Net interest income increased primarily due to the loan growth and higher average market rates and noninterest income increased primarily due to higher sales of loans and securities available-for-sale during the year ended December 31, 2019
Total assets were $1.92 billion at December 31, 2020, an increase of $176.5 million, or 10.1%, from $1.75 billion at December 31, 2019. The increase was primarily due to an increase in loans held-for-investment and cash and cash equivalents. Loans held-for-investment increased primarily due to the SBA PPP loan production and cash and cash equivalents increased primarily due to increases in deposits and borrowings as the Company maintains most of its cash at the Federal Reserve Bank account.
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
In order to support its customers, the Company has been in close contact with its customers, assessing the level of impact on their businesses, and putting a process in place to evaluate each client’s specific situation and provide relief programs where appropriate. SBA PPP loans totaled $135.7 million (1,585 loans) and loans with modifications related to the COVID-19 pandemic totaled $36.1 million (39 loan customers) as of December 31, 2020. In December 2020, the Company received SBA PPP forgiveness of $1.8 million for 57 SBA PPP loans. On January 13, 2021, SBA began accepting applications for (i) first draw PPP loans for businesses that did not seek a PPP loan under the original CARES Act, and (ii) second draw PPP loans for businesses that were extended a PPP loan previously. The Company had funded 819 loans totaling $88.1 million by February 28, 2021 and will continue to receive applications as long as funding remains available.
In addition, the Company has been monitoring its liquidity and capital closely. As of December 31, 2020, the Company maintained $194.1 million, or 10.1% of total assets, of cash and cash equivalents and $526.1 million, or 27.4% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well capitalized requirements as of December 31, 2020, while establishing additional provision for loan losses of $13.2 million for the year ended December 31, 2020.
At this time, the Company cannot estimate the long-term impact of the COVID-19 pandemic, but these conditions impacted and are expected to impact its business, results of operations, and financial condition negatively.

Financial Highlights
•Net income was $16.2 million for the year ended December 31, 2020, a decrease of $7.9 million, or 32.9%, from $24.1 million for the year ended December 31, 2019;
◦The Company recorded a provision for loan losses of $13.2 million primarily due to an increase in the economic uncertainty, as well as increases in special mention and substandard loans, as a result of the COVID-19 pandemic for the year ended December 31, 2020.
◦Diluted earnings per common share was $1.04, $1.49 and $1.65 for the years ended December 31, 2020, 2019 and 2018, respectively.
◦Net interest margin was 3.53%, 4.11% and 4.23% for the years ended December 31, 2020, 2019 and 2018, respectively.
•Total assets were $1.92 billion at December 31, 2020, an increase of $176.5 million, or 10.1%, from $1.75 billion at December 31, 2019;
•Loans held-for-investment, net of deferred costs (fees), were $1.58 billion at December 31, 2020, an increase of $132.7 million, or 9.1%, from $1.45 billion at December 31, 2019;
◦SBA PPP loans totaled $135.7 million at December 31, 2020.
◦Loans with modifications related to COVID-19 totaled $36.1 million at December 31, 2020 compared with $484.0 million at June 30, 2020.
◦Allowance for loan losses to total loans held-for-investment ratio was 1.67% at December 31, 2020 compared with 0.99% at December 31, 2019.
•Total deposits were $1.59 billion at December 31, 2020, an increase of $115.5 million, or 7.8%, from $1.48 billion at December 31, 2019;
•The consent order related to the Bank’s BSA/AML compliance was terminated on September 30, 2020; and
•The Company declared and paid cash dividends of $0.40, $0.25, and $0.12 per common share for the years ended December 31, 2020, 2019 and 2018, respectively.
Result of Operations
Net Interest Income
A principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest-earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities. Net interest income is affected by changes in the balances of interest-earning assets and interest-bearing liabilities and changes in the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the periods indicated:

	Year Ended December 31,
	2020			2019			2018
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$1,541,740	$76,546	4.96%	$1,383,562	$85,667	6.19%	$1,264,166	$76,837	6.08%
Mortgage-backed securities	68,496	1,260	1.84%	82,848	2,081	2.51%	70,971	1,717	2.42%
Collateralized mortgage obligation	35,299	462	1.31%	51,441	1,185	2.30%	53,312	1,272	2.39%
SBA loan pool securities	13,120	255	1.94%	20,681	536	2.59%	23,671	576	2.43%
Municipal securities - tax exempt (2)	5,811	150	2.58%	5,833	154	2.64%	6,312	159	2.52%
Interest-bearing deposits in other financial institutions	204,708	631	0.31%	126,803	2,781	2.19%	130,453	2,539	1.95%
FHLB and other bank stock	8,416	457	5.43%	8,067	541	6.71%	7,174	599	8.35%
Total interest-earning assets	1,877,590	79,761	4.25%	1,679,235	92,945	5.53%	1,556,059	83,699	5.38%
Noninterest-earning assets:
Cash and cash equivalents	17,542			18,614			19,079
Allowances for loan losses	(19,693)			(13,197)			(12,632)
Other assets	39,385			35,010			26,827
Total noninterest-earning assets	37,234			40,427			33,274
Total assets	$1,914,824			$1,719,662			$1,589,333
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$371,315	2,385	0.64%	$329,562	5,162	1.57%	$287,131	3,477	1.21%
Savings	8,543	9	0.11%	7,965	32	0.40%	8,613	26	0.30%
Time deposits	708,306	10,564	1.49%	783,353	18,245	2.33%	758,029	13,837	1.83%
Borrowings	94,319	614	0.65%	25,388	472	1.86%	34,904	611	1.75%
Total interest-bearing liabilities	1,182,483	13,572	1.15%	1,146,268	23,911	2.09%	1,088,677	17,951	1.65%
Noninterest-bearing liabilities:
Demand deposits	486,820			329,731			319,832
Other liabilities	16,968			22,087			10,395
Total noninterest-bearing liabilities	503,788			351,818			330,227
Total liabilities	1,686,271			1,498,086			1,418,904
Shareholders’ equity	228,553			221,576			170,429
Total liabilities and shareholders’ equity	$1,914,824			$1,719,662			$1,589,333
Net interest income		$66,189			$69,034			$65,748
Net interest spread (3)			3.10%			3.44%			3.73%
Net interest margin (4)			3.53%			4.11%			4.23%
Cost of funds (5)			0.81%			1.62%			1.27%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $2.9 million, $452 thousand and $515 thousand, respectively, and net accretion of discount on loans of $3.3 million, $4.0 million and $4.4 million, respectively, are included in the interest income for the years ended December 31, 2020, 2019 and 2018, respectively.
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

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$9,794	$(18,915)	$(9,121)	$7,257	$1,573	$8,830
Investment securities	(937)	(892)	(1,829)	158	74	232
Other interest-earning assets	1,927	(4,161)	(2,234)	(63)	247	184
Total interest income	10,784	(23,968)	(13,184)	7,352	1,894	9,246
Interest paid on:
Savings, NOW, and money market deposits	651	(3,451)	(2,800)	495	1,196	1,691
Time deposits	(1,748)	(5,933)	(7,681)	462	3,946	4,408
Other borrowings	1,282	(1,140)	142	(167)	28	(139)
Total interest expense	185	(10,524)	(10,339)	790	5,170	5,960
Change in net interest income	$10,599	$(13,444)	$(2,845)	$6,562	$(3,276)	$3,286

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Interest income:
Interest and fees on loans	$76,546	$85,667	$(9,121)	(10.6)%
Interest on investment securities	2,127	3,956	(1,829)	(46.2)%
Interest and dividends on other interest-earning assets	1,088	3,322	(2,234)	(67.2)%
Total interest income	79,761	92,945	(13,184)	(14.2)%
Interest expense:
Interest on deposits	12,958	23,439	(10,481)	(44.7)%
Interest on borrowings	614	472	142	30.1%
Total interest expense	13,572	23,911	(10,339)	(43.2)%
Net interest income	$66,189	$69,034	$(2,845)	(4.1)%

Net interest income decreased primarily due to a 128 basis point decrease in average yield on interest-earning assets and a 3.2% increase in average balance of interest-bearing liabilities, partially offset by a 11.8% increase in average balance of interest-earning assets and a 94 basis point decrease in average cost of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in the loan and other interest-earning assets, supported by deposit growth. The decreases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the lower market rates in 2020.
Interest and fees on loans decreased primarily due to a 123 basis point decrease in average yield, partially offset by a 11.4% increase in average balance. The decrease in average yield was primarily due to the lower market rates, the 1% interest rate on SBA PPP loans, and a decrease in net accretion of discount, partially offset by an increase in net amortization of deferred fees on SBA PPP loans. The increase in average balance was primarily due to the SBA PPP loan production as well as an increase in commercial property loans.
Interest on investment securities decreased primarily due to a 23.7% decrease in average balance and a 73 basis point decrease in average yield. The decrease in average balance was primarily due to a sale of investment securities of $32.8 million in December 2019, which lead to a lower average balance in 2020, partially offset by new investment securities purchased in 2020. The decrease in average yield was primarily due to new investment securities purchased at lower market rates, as well as the sales of securities available-for-sale in December 2019 with a weighted-average book yield of 3.02%. The Company purchased $39.4 million and $14.1 million, respectively, of investment securities during the years ended December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, average yield on total investment securities was 1.73% and 2.46%, respectively.

Interest income on other interest-earning assets decreased primarily due to a 195 basis point decrease in average yield, partially offset by a 58.0% increase in average balance. The decrease in average yield was primarily due to the lower market rates. The increase in average balance was primarily due to increases in deposits and other borrowings as the Company maintains most of its cash at the Federal Reserve Bank account. For the years ended December 31, 2020 and 2019, yield on total other interest-earning assets was 0.51% and 2.46%, respectively.
Interest expense on deposits decreased primarily due to a 2.9% decrease in average balance of interest-bearing deposits and a 90 basis point decrease in average cost of interest-bearing deposits. The decrease in average balance was primarily due to a decrease in time deposits, partially offset by increases in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. For the years ended December 31, 2020 and 2019, average cost on total interest-bearing deposits was 1.19% and 2.09%, respectively.
Interest expense on other borrowings increased primarily due to a 271.5% increase in average balance, partially offset by a 121 basis point decrease in average cost. The decrease in average cost was primarily due to the lower market rates. The increase in average balance was primarily due to the Company’s liquidity management plan in response to the COVID-19 pandemic.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Interest income:
Interest and fees on loans	$85,667	$76,837	$8,830	11.5%
Interest on investment securities	3,956	3,724	232	6.2%
Interest and dividends on other interest-earning assets	3,322	3,138	184	5.9%
Total interest income	92,945	83,699	9,246	11.0%
Interest expense:
Interest on deposits	23,439	17,340	6,099	35.2%
Interest on borrowings	472	611	(139)	(22.7)%
Total interest expense	23,911	17,951	5,960	33.2%
Net interest income	$69,034	$65,748	$3,286	5.0%

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
Interest expense on other borrowings decreased primarily due to less utilization of FHLB advances. During the year ended December 31, 2019, the Bank did not renew the maturing borrowings of $10.0 million as the Bank maintained a sufficient level of on-balance sheet liquidity.
Provision for Loan Losses
Provision for loan losses was $13.2 million, $4.2 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018. The increase in provision for loan losses was primarily due to the increase in risks associated with economic and business conditions and uncertainty, as well as the increases in special mention and classified loans, as a result of the COVID-19 pandemic for the year ended December 31, 2020.
See further discussion in “Loans Held-For-Investment and Allowance for Loan Losses.”

Noninterest Income
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Service charges and fees on deposits	$1,256	$1,544	$(288)	(18.7)%
Loan servicing income	2,710	2,309	401	17.4%
Gain on sale of loans	6,527	5,996	531	8.9%
Gain on sale of securities	—	786	(786)	(100.0)%
Other income	1,247	1,234	13	1.1%
Total noninterest income	$11,740	$11,869	$(129)	(1.1)%

Service charges and fees on deposits decreased primarily due to a decrease in fee-based transactions.
Loan servicing income represents fees received on loans that the Company services, net of amortization of servicing assets. The increase was primarily due to a decrease in amortization of servicing assets from decreased prepayments of loans being serviced.
Gain on sale of loans increased primarily due to increases in sales volume and premium. The increase in premium on SBA loans was primarily due to the market condition and the increase in sale volume of residential property loans was primarily due to increased refinancing activities during the year ended December 31, 2020. The Company sold SBA loans of $89.8 million with a gain of $6.0 million and residential property loans of $51.9 million with a gain of $489 thousand during the year ended December 31, 2020. During the year ended December 31, 2019, the Company sold SBA loans of $99.6 million with a gain of $5.9 million and residential property loans of $10.1 million with a gain of $81 thousand.
The Company sold securities available-for-sale of $32.8 million during the year ended December 31, 2019, while the Company did not sell any securities for the year ended December 31, 2020.
Other income included wire and remittance fees of $529 thousand and $515 thousand, respectively, and debit card interchange fees of $252 thousand and $272 thousand, respectively, for the years ended December 31, 2020 and 2019.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2019	2018
Service charges and fees on deposits	$1,544	$1,500	$44	2.9%
Loan servicing income	2,309	2,160	149	6.9%
Gain on sale of loans	5,996	5,560	436	7.8%
Gain on sale of securities available-for-sale	786	—	786	—%
Other income	1,234	1,234	—	—%
Total noninterest income	$11,869	$10,454	$1,415	13.5%

Service charges and fees on deposits increased primarily due to an increase in the level of transactional based deposit accounts.
Loan servicing income increased primarily due to a decreased amortization of servicing assets from decreased prepayments of loans being serviced, partially offset by a decrease in servicing income. Servicing income decreased due to a decrease in the average balance of servicing portfolio.
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

Noninterest Expense
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Salaries and employee benefits	$26,147	$26,139	$8	—%
Occupancy and equipment	5,620	5,545	75	1.4%
Professional fees	2,256	2,730	(474)	(17.4)%
Marketing and business promotion	1,360	1,550	(190)	(12.3)%
Data processing	1,472	1,365	107	7.8%
Director fees and expenses	599	751	(152)	(20.2)%
Regulatory assessments	978	551	427	77.5%
Other expenses	3,267	3,684	(417)	(11.3)%
Total noninterest expense	$41,699	$42,315	$(616)	(1.5)%

Salaries and employee benefits increased primarily due to increases in wages, other employee benefits and vacation accrual, partially offset by a direct loan origination cost of $1.1 million related to SBA PPP loan production and a decrease in bonus accrual. The number of full-time equivalent employees averaged 251.8 for the year ended December 31, 2020 compared to 250.2 for the year ended December 31, 2019.
Occupancy and equipment expense increased primarily due to increases in rent and equipment maintenance expenses.
Professional fees decreased primarily due to a decrease in expense related to enhancement of the Bank's controls and processes on BSA/AML compliance programs. The consent order with the FDIC and CDFPI related to the BSA/AML compliance was terminated on September 30, 2020.
Marketing and business promotion expense decreased primarily due to fewer marketing activities related to the COVID-19 pandemic for the year ended December 31, 2020.
Data processing expense increased primarily due to an increase in processing costs from a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to the Company's Board of Directors decision to temporarily decrease director fees from the second quarter of 2020, partially offset by a severance payment of $45 thousand for a former director during the three months end March 31, 2020.
Regulatory assessment expense increased primarily due to a small bank credit of $345 thousand received from the FDIC during the year ended December 31, 2019, as well as an increase in balance sheet.
Other expense decreased primarily due to decreases in office expenses, provision for unfunded loan commitments, other loan related legal expenses, and armed guard expenses. Other expenses included office expenses of $1.4 million and $1.7 million, respectively, provision (reversal) for unfunded loan commitments was $(63) thousand and $162 thousand, respectively, Other loan related legal expenses were $426 thousand and $486 thousand, respectively, and armed guard expense of $506 thousand and $555 thousand, respectively, for the years ended December 31, 2020 and 2019, respectively.

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
Other expense decreased primarily due to a write-off related to a $577 thousand reimbursement paid to SBA in 2018, partially offset by increases in other loan related legal expenses as well as the increase in provision for unfunded loan commitments. Other loan related legal expenses were $486 thousand and $353 thousand, respectively, and provision for unfunded loan commitments was $162 thousand and $18 thousand, respectively, for the years ended December 31, 2019 and 2018. Other expenses also included office expense of $1.7 million and $1.6 million, respectively, and armed guard expense of $555 thousand and $504 thousand, respectively, for the years ended December 31, 2019 and 2018, respectively.
Income Tax Expense
Income tax expense was $6.8 million, $10.2 million and $10.4 million, respectively, and the effective tax rate was 29.7%, 29.8% and 30.1%, respectively, for the years ended December 31, 2020, 2019 and 2018.

Financial Condition
Investment Securities
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	December 31,
	2020			2019
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$74,622	$76,154	$1,532	$38,793	$38,738	$(55)
Collateralized mortgage obligations	26,216	26,467	251	44,115	43,894	(221)
SBA loan pool securities	11,753	12,080	327	14,179	14,152	(27)
Municipal bonds	5,370	5,826	456	764	782	18
Total securities available-for-sale	$117,961	$120,527	$2,566	$97,851	$97,566	$(285)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$—	$—	$—	$15,215	$15,204	$(11)
Municipal bonds	—	—	—	4,939	5,276	337
Total securities held-to-maturity	$—	$—	$—	$20,154	$20,480	$326

On June 30, 2020, the Company transferred securities held-to-maturity to securities available-for-sale as a part of the Company’s liquidity management plan in response to the COVID-19 pandemic. Management determined that its securities held-to-maturity no longer adhere to the Company’s current liquidity management plan and could be sold to potentially improve the Company’s liquidity position. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for up to two years from the date of transfer. The Company transferred all securities held-to-maturity of $18.8 million to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $787 thousand.
Total carrying value of investment securities were $120.5 million at December 31, 2020, an increase of $2.8 million, or 2.4%, from $117.7 million at December 31, 2019. The increase was primarily due to purchases of $39.4 million and an increase in fair value of securities available-for-sale of $2.9 million, partially offset by principal paydowns and calls of $38.5 million and net premium amortization of $938 thousand.
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2020 and December 31, 2019 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2020 and 2019. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized at December 31, 2020 and 2019.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of December 31, 2020:

	December 31, 2020
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$494	1.40%	$10,658	1.48%	$63,470	1.48%	$74,622	1.48%
Collateralized mortgage obligations	—	—%	—	—%	11,605	0.76%	14,611	1.26%	26,216	1.04%
SBA loan pool securities	—	—%	1,006	2.56%	1,887	0.67%	8,860	2.02%	11,753	1.85%
Municipal bonds	—	—%	2,191	2.02%	845	2.27%	2,334	3.53%	5,370	2.71%
Total securities available-for-sale	$—	—%	$3,691	2.09%	$24,995	1.11%	$89,275	1.55%	$117,961	1.47%

Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	880,736	55.5%	803,014	55.4%	709,409	53.1%	662,031	55.5%	596,392	57.8%
Residential property	198,431	12.5%	235,046	16.3%	233,816	17.5%	168,560	14.2%	140,419	13.6%
SBA property	126,570	8.0%	129,837	8.9%	120,939	9.0%	131,740	11.1%	105,221	10.2%
Construction	15,199	1.0%	19,164	1.3%	27,323	2.0%	23,117	1.9%	14,973	1.5%
Total real estate loans	1,220,936	77.0%	1,187,061	81.9%	1,091,487	81.6%	985,448	82.7%	857,005	83.1%
Commercial and industrial loans:
Commercial term	87,250	5.5%	103,380	7.1%	102,133	7.6%	77,402	6.5%	64,898	6.3%
Commercial lines of credit	96,087	6.1%	111,768	7.7%	91,994	6.9%	62,751	5.3%	48,694	4.7%
SBA commercial term	21,878	1.4%	25,332	1.7%	27,147	2.0%	30,376	2.6%	26,643	2.6%
SBA PPP	135,654	8.6%	—	—%	—	—%	—	—%	—	—%
Total commercial and industrial loans	340,869	21.6%	240,480	16.5%	221,274	16.5%	170,529	14.4%	140,235	13.6%
Other consumer loans	21,773	1.4%	23,290	1.6%	25,921	1.9%	34,022	2.9%	33,872	3.3%
Loans held-for-investment	1,583,578	100.0%	1,450,831	100.0%	1,338,682	100.0%	1,189,999	100.0%	1,031,112	100.0%
Allowance for loan losses	(26,510)		(14,380)		(13,167)		(12,224)		(11,320)
Net loans held-for-investment	$1,557,068		$1,436,451		$1,325,515		$1,177,775		$1,019,792

Loans held-for-investment were $1.58 billion at December 31, 2020, an increase of $132.7 million, or 9.1%, from $1.45 billion at December 31, 2019. The increase was primarily due to new funding of $345.9 million, advances of $100.5 million, and transfers from loan held-for-sale of $697 thousand, partially offset by paydowns and payoffs of $311.5 million, transfers to loans held-for-sale of $1.4 million and charge-offs of $1.5 million. SBA PPP loan production contributed significantly to the Company’s loan growth for the year ended December 31, 2020.

The following table shows the contractual maturities of loans held-for-investment and the distribution between fixed and floating interest rate loans at December 31, 2020:

	December 31, 2020
($ in thousands)	Within One Year	Due After One Year to Five Years	Due After Five Years	Total
Real estate loans:
Commercial property	$95,350	$595,018	$190,368	$880,736
Residential property	—	—	198,431	198,431
SBA property	—	53	126,517	126,570
Construction	15,199	—	—	15,199
Total real estate loans	110,549	595,071	515,316	1,220,936
Commercial and industrial loans:
Commercial term	2,963	$57,797	$26,490	87,250
Commercial lines of credit	96,084	3	—	96,087
SBA commercial term	51	4,373	17,454	21,878
SBA PPP	—	135,654	—	135,654
Total commercial and industrial loans	99,098	197,827	43,944	340,869
Other consumer loans	2,435	18,487	851	21,773
Loans held-for-investment	$212,082	$811,385	$560,111	$1,583,578
Loans with variable (floating) interest rates	$186,476	$323,127	$242,310	$751,913
Loans with adjustable (fixed to floating) interest rates	—	35,006	294,087	329,093
Loans with predetermined (fixed) interest rates	25,606	453,252	23,714	502,572
Total	$212,082	$811,385	$560,111	$1,583,578

SBA Paycheck Protection Program
The following table presents a summary of SBA PPP loans as of December 31, 2020:

	December 31, 2020
($ in thousands)	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	1,017	$20,518	$20,632
Over $50,000 and less than $350,000	496	60,692	62,011
Over $350,000 and less than $2,000,000	69	46,054	46,718
$2,000,000 or more	3	8,390	8,427
Total	1,585	$135,654	$137,788

Loan Modifications Related to the COVID-19 Pandemic
The following table presents a summary of loans under modified terms related to the COVID-19 pandemic as of December 31, 2020:

	December 31, 2020
	Modification Type
($ in thousands)	Payment Deferment	Interest Only Payment	Total	Weighted-Average Contractual Rate	Loan-to-Value (1)	Accrued Interest Receivable
Real estate loans:
Commercial property	$9,688	$14,444	$24,132	4.10%	44.2%	$151
Residential property	425	—	425	4.75%	65.5%	12
SBA property	—	4,192	4,192	4.79	65.5%	26
Commercial and industrial loans:
Commercial term	2,462	3,065	5,527	3.88%		98
SBA commercial term	—	1,841	1,841	5.41%		7
Total	$12,575	$23,542	$36,117	4.22%		$294
Loans held-for-investment			$1,583,578
SBA PPP loans			135,654
Loans held-for-investment, excluding SBA PPP loans			$1,447,924
Total loans under modified terms related to the COVID-19 pandemic to loans held-for-investment, excluding SBA PPP loans			2.5%

(1)    Collateral value at origination
All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs.
The following table presents a summary of remaining modifications terms of loans under modified terms related to the COVID-19 pandemic as of December 31, 2020:

	December 31, 2020
	Remaining Terms of
($ in thousands)	Three Months or Less	Three to Six Months	Seven Months	Total
Real estate loans:
Commercial property	$15,150	$8,982	$—	$24,132
Residential property	425	—	—	425
SBS property	—	4,192	—	4,192
Commercial and industrial loans:
Commercial term	2,462	1,900	1,165	5,527
SBA commercial term	—	1,550	291	1,841
Total	$18,037	$16,624	$1,456	$36,117

The following table presents a summary of loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of December 31, 2020:

	December 31, 2020
($ in thousands)	Carrying Value	Accrued Interest Receivable
Real estate loans:
Commercial property	$349,006	$4,308
Residential property	40,647	792
Commercial and industrial loans:
Commercial term	46,956	134
Other consumer loans	1,256	5
Total	$437,865	$5,239

The Company started providing modifications related to the COVID-19 pandemic during the three months ended June 30, 2020. The following table presents activity in loans under modified terms related to the COVID-19 pandemic for the six months ended December 31, 2020.

	Real Estate Loans			Commercial and Industrial Loans
($ in thousands)	Commercial Property	Residential Property	SBA Property	Commercial Term	SBA Commercial Term	Other Consumer Loans	Total
Balance at July 1, 2020	$379,566	$44,804	$—	$58,159	$—	$1,507	$484,036
Modification early terminated(1)	(67,996)	(1,019)	—	(24,734)	—	(4)	(93,753)
Modification expired	(291,983)	(40,053)	—	(27,748)	(72)	(1,252)	(361,108)
Subsequent modification	10,973	425	—	5,527	72	—	16,997
New modification	14,269	260	4,192	—	1,841	6	20,568
Amortization	(20,697)	(3,992)	—	(5,677)	—	(257)	(30,623)
Balance at December 31, 2020	$24,132	$425	$4,192	$5,527	$1,841	$—	$36,117

(1)    Termination of modifications at the request of the borrower.

Allowance for loan losses
The following table reflects allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
($ in thousands)	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans
Real estate loans:
Commercial property	$13,810	55.5%	$6,942	55.4%	$6,216	53.1%	$6,366	55.5%	$5,904	57.8%
Residential property	2,680	12.5%	1,167	16.3%	1,152	17.5%	833	14.2%	674	13.6%
SBA property	2,179	8.0%	1,446	8.9%	1,225	9.0%	1,124	11.1%	801	10.2%
Construction	225	1.0%	299	1.3%	511	2.0%	184	1.9%	118	1.5%
Total real estate loans	18,894	77.0%	9,854	81.9%	9,104	81.6%	8,507	82.7%	7,497	83.1%
Commercial and industrial loans:
Commercial term	4,090	5.5%	1,848	7.1%	1,525	7.6%	1,513	6.5%	1,828	6.3%
Commercial lines of credit	2,359	6.1%	1,805	7.7%	1,443	6.9%	1,126	5.3%	839	4.7%
SBA commercial term	773	1.4%	701	1.7%	909	2.0%	909	2.6%	990	2.6%
SBA PPP	—	8.6%	—	—%	—	—%	—	—%	—	—%
Total commercial and industrial loans	7,222	21.6%	4,354	16.5%	3,877	16.5%	3,548	14.4%	3,657	13.6%
Other consumer loans	394	1.4%	172	1.6%	186	1.9%	169	2.9%	166	3.3%
Total	$26,510	100.0%	$14,380	100.0%	$13,167	100.0%	$12,224	100.0%	$11,320	100.0%

The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at December 31, 2020.
The increase in allowance for loan losses was primarily due to increased risks associated with economic and business conditions, as well as increases in special mention and substandard loans, as a result of the COVID-19 pandemic for the year ended December 31, 2020.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses:
Balance at beginning of year	$14,380	$13,167	$12,224	$11,320	$9,345
Charge-offs:
Real estate	175	31	381	168	—
Commercial and industrial	1,104	3,350	272	1,320	729
Other consumer	250	198	356	88	38
Total charge-offs	1,529	3,579	1,009	1,576	767
Recoveries on loans previously charged off
Real estate	58	6	213	1	1
Commercial and industrial	236	378	356	580	406
Other consumer	146	171	152	72	52
Total recoveries	440	555	721	653	459
Net charge-offs	1,089	3,024	288	923	308
Provision for loan losses	13,219	4,237	1,231	1,827	2,283
Balance at end of year	$26,510	$14,380	$13,167	$12,224	$11,320
Loans held-for-investment:
Balance at end of year	$1,583,578	$1,450,831	$1,338,682	$1,189,999	$1,031,112
Average balance	1,528,985	1,378,073	1,254,512	1,099,725	942,037
Ratios:
Net charge-offs to average loans held-for-investment	0.07%	0.22%	0.02%	0.08%	0.03%
Allowance for loan losses to loans held-for-investment	1.67%	0.99%	0.98%	1.03%	1.10%

Loans 30 to 89 Days Past Due and Still Accruing
The following table presents a summary of loans 30 to 89 days past due and still accruing as of the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Real estate loans:
Residential property	$182	$697	$95	$1,045	$—
SBA property	—	794	183	—	—
Total real estate loans	182	1,491	278	1,045	—
Commercial and industrial loans:
Commercial term	—	—	—	—	442
Commercial lines of credit	—	—	—	—	1,500
SBA commercial term	—	189	—	2	37
Total commercial and industrial loans	—	189	—	2	1,979
Other consumer loans	156	138	99	294	115
Total	$338	$1,818	$377	$1,341	$2,094

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total NPLs and NPAs as of the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans:
Real estate loans:
Commercial property	$524	$—	$—	$318	$57
Residential property	189	—	302	730	—
SBA property	885	442	540	1,810	602
Total real estate loans	1,598	442	842	2,858	659
Commercial and industrial loans:
Commercial term	—	—	—	4	169
Commercial lines of credit	904	1,888	—	10	115
SBA commercial term	595	159	203	338	866
Total commercial and industrial loans	1,499	2,047	203	352	1,150
Other consumer loans	66	48	16	24	39
Total nonaccrual loans	3,163	2,537	1,061	3,234	1,848
Loans past due 90 days or more still on accrual	—	287	—	—	—
Total nonperforming loans	3,163	2,824	1,061	3,234	1,848
Other real estate owned	1,401	—	—	99	506
Total nonperforming assets	$4,564	$2,824	$1,061	$3,333	$2,354

Nonperforming loans to loans held-for-investment	0.20%	0.19%	0.08%	0.27%	0.18%
Nonperforming assets to total assets	0.24%	0.16%	0.06%	0.23%	0.19%

Total nonaccrual loans were $3.2 million at December 31, 2020, an increase of $626 thousand, or 24.7%, from $2.5 million at December 31, 2019. The increase was primarily due to loans placed on nonaccrual status during the year ended December 31, 2020 of $2.8 million, partially offset by payoffs and paydowns of $915 thousand and charge-offs of $1.3 million.
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
Additional income of approximately $164 thousand would have been recorded during the year ended December 31, 2020, had these loans been paid in accordance with their original terms throughout the periods indicated.
CRE Concentration
The Bank has policies and procedures in place to monitor compliance with the CRE Concentration Guidance. The Bank has set targets for CRE concentration limits as a percentage of total capital in accordance with interagency guidelines and actively manages the Bank’s exposure to CRE lending. The Bank’s construction and land development loans remain a small portion of the loan portfolio and as a percentage of total capital (as defined by the federal bank regulators) were 9.5% and 10.9%, respectively, at December 31, 2020 and 2019. As of December 31, 2020, using regulatory definitions in the CRE Concentration Guidance, CRE loans represented 256.1% of total risk-based capital, as compared to 243.6%, 253.6%, 355.1% and 352.1% as of December 31, 2019, 2018, 2017 and 2016, respectively. The reduction in CRE concentration ratio in 2018 was primarily due to the additional capital from the Company’s IPO during the year ended December 31, 2018.
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

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Real estate loans:
Commercial property	$333	$339	$—	$318	$435
SBA property	275	415	315	1,373	1,540
Total real estate loans	608	754	315	1,691	1,975
Commercial and industrial loans:
Commercial term	18	28	68	199	458
Commercial lines of credit	—	—	—	10	115
SBA commercial term	13	39	180	367	311
Total commercial and industrial loans	31	67	248	576	884
Total TDRs	$639	$821	$563	$2,267	$2,859
Total nonaccrual TDRs, included above	$5	$121	$131	$1,675	$663

Total TDRs were $639 thousand at December 31, 2020, a decrease of $182 thousand, or 22.2%, from $821 thousand at December 31, 2019. The decrease was primarily due to payoffs and paydowns of $86 thousand and charge-offs of $133 thousand, partially offset by new TDRs of $37 thousand.
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
The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Real estate loans:
Residential property	$300	760	$—	$270	—
SBA property	1,411	150	5,481	3,857	—
Commercial and industrial loans:
SBA commercial term	268	1,065	300	1,170	2,150
Loans held-for-sale	$1,979	1,975	$5,781	$5,297	2,150

Loans held-for-sale were $2.0 million at December 31, 2020, an increase of $4 thousand, or 0.2%, from $2.0 million at December 31, 2019. The increase was primarily due to originations of $141.2 million and transfers from loans held-for-investment of $1.4 million, partially offset by sales of $141.7 million and a transfer to loans held-for-investment of $697 thousand.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents summary of the Company’s deposit as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Noninterest-bearing demand deposits	$538,009	$360,039	$177,970	49.4%
Interest-bearing deposits:
Savings	10,481	6,492	3,989	61.4%
NOW	21,604	17,673	3,931	22.2%
Retail money market accounts	351,739	307,980	43,759	14.2%
Brokered money market accounts	25,002	30,034	(5,032)	(16.8)%
Retail time deposits of:
$250,000 or less	299,431	405,004	(105,573)	(26.1)%
More than $250,000	168,683	199,726	(31,043)	(15.5)%
Time deposits from internet rate service providers	24,902	—	24,902	—%
Brokered time deposits	55,000	62,359	(7,359)	(11.8)%
Time deposits from California State Treasurer	100,000	90,000	10,000	11.1%
Total interest-bearing deposits	1,056,842	1,119,268	(62,426)	(5.6)%
Total deposits	$1,594,851	$1,479,307	$115,544	7.8%

The increase in noninterest-bearing demand deposits was primarily due to the overall liquid deposit market. A total of $117.9 million of SBA PPP loans were funded through the Bank's noninterest-bearing demand deposits and deposit customers also received $93.5 million of SBA Economic Injury Disaster Loans during the past 9-month period.
The decrease in retail time deposits was primarily due to matured and closed accounts of $639.5 million, partially offset by new accounts of $97.0 million and renewals of the matured accounts of $391.7 million.
As of December 31, 2020 and 2019, total deposits were comprised of 33.7% and 24.3%, respectively, of noninterest-bearing demand accounts, 25.7% and 24.5%, respectively, of savings, NOW and money market accounts and 40.6% and 51.2%, respectively, of time deposits.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
December 31, 2020
Time deposits less than $100,000	$83,751	$18,482	$32,112	$7,975	$1,528	$143,848
Time deposits of $100,000 through $250,000	91,727	57,715	81,622	4,421	—	235,485
Time deposits of more than $250,000	156,507	35,000	72,553	4,623	—	268,683
Total	$331,985	$111,197	$186,287	$17,019	$1,528	$648,016
December 31, 2019
Time deposits less than $100,000	$41,456	$29,899	$92,695	$10,165	$1,557	$175,772
Time deposits of $100,000 through $250,000	111,182	53,198	121,674	5,537	—	291,591
Time deposits of more than $250,000	167,825	38,740	77,334	5,827	—	289,726
Total	$320,463	$121,837	$291,703	$21,529	$1,557	$757,089

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $233.8 million at December 31, 2020, an increase of $7.0 million, or 3.1%, from $226.8 million at December 31, 2019. The increase was primarily due to the net income of $16.2 million and other comprehensive income from the fair value change in securities available-for-sale of $2.0 million, partially offset by repurchase of common stock of $6.5 million and cash dividends declared on common stock of $6.2 million.
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
Federal banking agencies also require a capital conservation buffer of 2.50% in addition to the ratios required to generally be considered “adequately capitalized” under the PCA regulations. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for the PCA, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2020 and 2019. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2020
Common tier 1 capital (to risk-weighted assets)	15.97%	15.70%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.22%	16.95%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.97%	15.70%	6.0%	8.0%
Tier 1 capital (to average assets)	11.94%	11.74%	4.0%	5.0%
December 31, 2019
Common tier 1 capital (to risk-weighted assets)	15.87%	15.68%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.90%	16.71%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.87%	15.68%	6.0%	8.0%
Tier 1 capital (to average assets)	13.23%	13.06%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 9.22% and 8.95%, respectively, as of December 31, 2020, and 8.90% and 8.71%, respectively, as of December 31, 2019.

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
The Company had $80.0 million and $20.0 million of outstanding FHLB advances at December 31, 2020 and 2019, respectively. Based on the values of loans pledged as collateral, the Company had $425.3 million and $404.8 million of additional borrowing capacity with FHLB as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company had $65.0 million and $35.0 million of available unused unsecured federal funds lines, respectively.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at December 31, 2020 and 2019 was $35.8 million and $37.9 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $44.1 million and $46.1 million as of December 31, 2020 and 2019, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of December 31, 2020 and 2019, total cash and cash equivalents represented 10.1% and 8.4% of total assets, respectively.
On June 30, 2020, the Company also transferred securities held-to-maturity of $18.8 million to securities available-for-sale in order to secure additional liquidity on balance sheet. As of December 31, 2020, management was able to maintain strong on-and off-balance sheet liquidity as a result of proactive liquidity management in response to the COVID-19 pandemic evidenced by the fact that as of December 31, 2020, the Company maintained $194.1 million, or 10.1% of total assets, of cash and cash equivalents and $526.1 million, or 27.4% of total assets, of available borrowing capacity.
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

	December 31,
($ in thousands)	2020	2019
Commitments to extend credit	$193,496	$171,608
Standby letters of credit	4,785	3,300
Commercial letters of credit	—	292
Total	$198,281	$175,200

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $238 thousand and $301 thousand, respectively, at December 31, 2020 and 2019.
Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2020
Time deposits	$629,469	$17,019	$1,528	$—	$648,016
FHLB advances	70,000	10,000	—	—	80,000
Operating leases	2,494	4,342	1,413	818	9,067
Total	$701,963	$31,361	$2,941	$818	$737,083
December 31, 2019
Time deposits	$734,003	$21,529	$1,557	$—	$757,089
FHLB advances	10,000	10,000	—	—	20,000
Operating leases	2,686	4,454	2,375	1,352	10,867
Total	$746,689	$35,983	$3,932	$1,352	$787,956

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
Overview
Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and London Interbank Offered Rate (“LIBOR”) (basis risk).
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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	December 31,
	2020		2019
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+300	28.9%	17.4%	29.9%	9.2%
+200	19.4%	13.3%	20.3%	7.7%
+100	9.8%	7.6%	10.4%	4.7%

Item 8 - Financial Statements

PCB Bancorp and Subsidiary

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of PCB Bancorp
Los Angeles, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PCB Bancorp and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Los Angeles, California
March 11, 2021

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2020	2019
Assets
Cash and due from banks	$19,605	$17,808
Interest-bearing deposits in other financial institutions	174,493	128,420
Total cash and cash equivalents	194,098	146,228
Securities available-for-sale, at fair value	120,527	97,566
Securities held-to-maturity, at amortized cost (fair value of $20,480 at December 31, 2019)	—	20,154
Total investment securities	120,527	117,720
Loans held-for-sale	1,979	1,975
Loans held-for-investment, net of deferred loan costs (fees)	1,583,578	1,450,831
Allowance for loan losses	(26,510)	(14,380)
Net loans held-for-investment	1,557,068	1,436,451
Premises and equipment, net	4,048	3,760
Federal Home Loan Bank and other restricted stock, at cost	8,447	8,345
Other real estate owned, net	1,401	—
Deferred tax assets, net	8,120	5,288
Servicing assets	6,400	6,798
Operating lease assets	7,616	8,991
Accrued interest receivable	9,334	5,136
Other assets	3,815	5,636
Total assets	$1,922,853	$1,746,328
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$538,009	$360,039
Savings, NOW and money market accounts	408,826	362,179
Time deposits of $250,000 or less	379,333	467,363
Time deposits of more than $250,000	268,683	289,726
Total deposits	1,594,851	1,479,307
Federal Home Loan Bank advances	80,000	20,000
Operating lease liabilities	8,455	9,990
Accrued interest payable and other liabilities	5,759	10,197
Total liabilities	1,689,065	1,519,494
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 15,385,878 and 15,707,016 shares, respectively, and included 30,300 and 37,400 shares of unvested restricted stock, respectively, at December 31, 2020 and 2019	164,140	169,221
Retained earnings	67,692	57,670
Accumulated other comprehensive income (loss), net	1,956	(57)
Total shareholders’ equity	233,788	226,834
Total liabilities and shareholders’ equity	$1,922,853	$1,746,328

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Interest and dividend income:
Loans, including fees	$76,546	$85,667	$76,837
Tax-exempt investment securities	150	154	159
Taxable investment securities	1,977	3,802	3,565
Other interest-earning assets	1,088	3,322	3,138
Total interest income	79,761	92,945	83,699
Interest expense:
Deposits	12,958	23,439	17,340
Other borrowings	614	472	611
Total interest expense	13,572	23,911	17,951
Net interest income	66,189	69,034	65,748
Provision for loan losses	13,219	4,237	1,231
Net interest income after provision for loan losses	52,970	64,797	64,517
Noninterest income:
Service charges and fees on deposits	1,256	1,544	1,500
Loan servicing income	2,710	2,309	2,160
Gain on sale of loans	6,527	5,996	5,560
Gain on sale of securities available-for-sale	—	786	—
Other income	1,247	1,234	1,234
Total noninterest income	11,740	11,869	10,454
Noninterest expense:
Salaries and employee benefits	26,147	26,139	24,473
Occupancy and equipment	5,620	5,545	4,992
Professional fees	2,256	2,730	2,176
Marketing and business promotion	1,360	1,550	2,010
Data processing	1,472	1,365	1,220
Director fees and expenses	599	751	942
Regulatory assessments	978	551	544
Other expenses	3,267	3,684	3,869
Total noninterest expense	41,699	42,315	40,226
Income before income taxes	23,011	34,351	34,745
Income tax expense	6,836	10,243	10,444
Net income	$16,175	$24,108	$24,301

Earnings per common share, basic	$1.05	$1.52	$1.69
Earnings per common share, diluted	$1.04	$1.49	$1.65

Weighted-average common shares outstanding, basic	15,384,231	15,873,383	14,397,075
Weighted-average common shares outstanding, diluted	15,448,892	16,172,282	14,691,370

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$16,175	$24,108	$24,301
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the year	2,064	3,038	(595)
Reclassification adjustment for net gain included in net income	—	(786)	—
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	787	—	—
Income tax benefit (expense) related to items of other comprehensive income (loss)	(838)	(662)	171
Total other comprehensive income (loss), net of tax	2,013	1,590	(424)
Total comprehensive income	$18,188	$25,698	$23,877

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	13,417,899	$128,371	$15,036	$(1,223)	$142,184
Comprehensive income (loss)
Net income	—	—	24,301	—	24,301
Other comprehensive loss, net of tax	—	—	—	(424)	(424)
Stock issued under stock offering, net of expenses	2,508,234	45,037	—	—	45,037
Share-based compensation expense	—	648	—	—	648
Stock options exercised	51,621	310	—	—	310
Cash dividends declared on common stock ($0.12 per share)	—	—	(1,760)	—	(1,760)
Balance at December 31, 2018	15,977,754	174,366	37,577	(1,647)	210,296
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	(53)	—	(53)
Adjusted balance at December 31, 2018	15,977,754	174,366	37,524	(1,647)	210,243
Comprehensive income
Net income	—	—	24,108	—	24,108
Other comprehensive income, net of tax	—	—	—	1,590	1,590
Issuance of restricted stock	37,700	—	—	—	—
Repurchase of common stock	(396,715)	(6,480)	—	—	(6,480)
Share-based compensation expense	—	709	—	—	709
Stock options exercised	88,277	626	—	—	626
Cash dividends declared on common stock ($0.25 per share)	—	—	(3,962)	—	(3,962)
Balance at December 31, 2019	15,707,016	169,221	57,670	(57)	226,834
Comprehensive income
Net income	—	—	16,175	—	16,175
Other comprehensive income, net of tax	—	—	—	2,013	2,013
Issuance of restricted stock	1,900	—	—	—	—
Restricted stock surrendered due to employee tax liability	(165)	(2)	—	—	(2)
Repurchase of common stock	(428,474)	(6,487)	—	—	(6,487)
Share-based compensation expense	—	715	—	—	715
Stock options exercised	105,601	693	—	—	693
Cash dividends declared on common stock ($0.40 per share)	—	—	(6,153)	—	(6,153)
Balance at December 31, 2020	15,385,878	$164,140	$67,692	$1,956	$233,788

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$16,175	$24,108	$24,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,487	1,534	1,269
Net amortization of premiums on securities	938	883	790
Net accretion of discounts on loans	(3,292)	(4,022)	(4,397)
Net accretion of deferred loan fees	(2,901)	(452)	(515)
Amortization of servicing assets	1,948	2,382	2,765
Provision for loan losses	13,219	4,237	1,231
Deferred tax expense (benefit)	(3,670)	(2,573)	641
Share-based compensation	715	709	648
Gain on sale of securities available-for-sale	—	(786)	—
Gain on sale of loans	(6,527)	(5,996)	(5,560)
Originations of loans held-for-sale	(141,215)	(105,153)	(99,864)
Proceeds from sales of and principal collected on loans held-for-sale	149,388	116,544	106,282
Change in accrued interest receivable and other assets	(2,338)	801	(1,362)
Change in accrued interest payable and other liabilities	(6,836)	(2,096)	4,454
Net cash provided by operating activities	17,091	30,120	30,683
Cash flows from investing activities:
Purchase of securities available-for-sale	(39,385)	(11,961)	(41,965)
Proceeds from sale of securities available-for-sale	—	33,627	—
Proceeds from maturities, calls, and paydowns of securities available-for-sale	37,182	30,134	23,374
Purchase of securities held-to-maturity	—	(2,150)	(2,075)
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	1,309	3,600	1,289
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	664	826	8,254
Net increase in loans held-for-investment	(134,626)	(113,139)	(155,113)
Purchase of loans held-for-investment	—	(1,539)	—
Purchase of Federal Home Loan Bank and other restricted stock	(102)	(912)	(844)
Proceeds from sale of other real estate owned	3,924	321	102
Purchases of premises and equipment	(1,784)	(710)	(1,140)
Net cash used in investing activities	(132,818)	(61,903)	(168,118)
Cash flows from financing activities:
Net increase in deposits	115,544	35,554	192,463
Proceeds from long-term Federal Home Loan Bank advances	140,000	—	—
Repayment of long-term Federal Home Loan Bank advances	(80,000)	(10,000)	(10,000)
Stock options exercised	693	626	310
Stock issued under stock offering, net of expenses	—	—	45,037
Repurchase of common stock	(6,487)	(6,480)	—
Cash dividends paid on common stock	(6,153)	(3,962)	(1,760)
Net cash provided by financing activities	163,597	15,738	226,050
Net increase (decrease) in cash and cash equivalents	47,870	(16,045)	88,615
Cash and cash equivalents at beginning of year	146,228	162,273	73,658
Cash and cash equivalents at end of year	$194,098	$146,228	$162,273

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Interest paid	$17,350	$24,130	$13,979
Income taxes paid	10,051	13,379	7,568
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$1,355	$824	$8,062
Loans transferred to other real estate owned	3,079	50	—
Right-of-use assets obtained in exchange for lease obligations	950	1,616	—
Reclassification of securities held-to-maturity to securities available-for-sale	18,777	—	—

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is Pacific City Bank. On July 1, 2019, the Company changed its corporate name to “PCB Bancorp” from “Pacific City Financial Corporation.” The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and nine LPOs in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Chicago, Illinois; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
In response to the COVID-19 pandemic, on March 26, 2020, the Federal Reserve reduced reserve requirement ratios to 0%, eliminating the reserve requirement for all depository institutions, an action that provides liquidity in the banking system to support lending to households and businesses. The reserve and clearing requirement balance was $0 at December 31, 2019.
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
On June 30, 2020, the Company transferred securities held-to-maturity to securities available-for-sale as a part of the Company’s liquidity management plan in response to the COVID-19 pandemic. Management determined that its securities held-to-maturity no longer adhere to the Company’s current liquidity management plan and could be sold to potentially improve liquidity position. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for up to two years from the date of transfer. The Company transferred all securities held-to-maturity of $18.8 million to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $787 thousand.

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
Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.
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
The Company uses the following definitions for risk ratings:
•Pass - Loans classified as pass include non-homogeneous loans not meeting the risk ratings defined below and smaller, homogeneous loans not assessed on an individual basis.
•Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.
•Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
•Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loan Modifications Related to the COVID-19 Pandemic: As a part of the CARES Act, the temporal relief from TDRs provided an option for financial institutions to suspend the GAAP requirements and regulatory determinations for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from March 1, 2020, through the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or December 31, 2020.
On April 7, 2020, the federal banking regulators also issued the Interagency Statement to encourage banks to work prudently with borrowers and describe the banking regulators’ interpretation of how accounting rules for TDR apply to certain modifications related to the COVID-19 pandemic.
On December 27, 2020, the Economic Aid Act was signed into law, which extended the applicable period of the temporary relief from TDRs under the CARES Act to the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or January 1, 2022.
As of December 31, 2020, the Company’s loans under modified terms related to the COVID-19 pandemic, including payment deferments and interest only payments, totaled $36.1 million. All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less and loans that are granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, are classified as special mention or substandard. In addition, all loans under modified terms related to the COVID-19 pandemic were current and accrual status as of December 31, 2020; however, all of these loans are monitored on an ongoing basis in accordance with each loan’s covenants and conditions for potential downgrade or change in accrual status.
Small Business Administration Paycheck Protection Program: U.S. SBA launched the PPP to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the C&I portfolio and have an interest rate of 1%. The substantial majority of the PPP loans in our portfolio have a maturity of two years. As of December 31, 2020, the Company had 1,585 SBA PPP loans totaling $135.7 million, net of unamortized deferred fees and costs. The Company deferred loan origination fees of $5.7 million and direct origination costs of $1.1 million on SBA PPP loans. The Company amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at December 31, 2020.

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
The recorded investment amount was $1.9 million and $2.1 million, respectively, and unfunded commitments were $57 thousand and $85 thousand, respectively, at December 31, 2020 and 2019. The recorded investment amount is included in Accrued Interest Receivable and Other Assets and unfunded commitment is included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. As components of income tax expense, the Company recognized amortizations of $240 thousand, $261 thousand and $283 thousand, respectively, and federal tax credits and other benefits of $300 thousand, $304 thousand and $290 thousand, respectively, for the years ended December 31, 2020, 2019 and 2018. The Company determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recorded at December 31, 2020 and 2019.

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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are recorded as part of income tax expense. A valuation allowance is established to reduce the deferred tax asset to the level at which it is more likely than not that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and carryforwards depends on having sufficient taxable income of an appropriate character and in the appropriate periods.
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
Adopted Accounting Pronouncements
During the year ended December 31, 2020, there were no significant accounting pronouncements applicable to the Company that became effective.
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
Loans held-for-sale: The Company records SBA loans held-for-sale, residential property loans held-for-sale and certain non-residential real estate loans held-for-sale at the lower of cost or fair value, on an aggregate basis. The Company obtains fair values from a third-party independent valuation service provider. Loans held-for-sale accounted for at the lower of cost or fair value are considered to be recognized at fair value when they are recorded at below cost, on an aggregate basis, and are classified as Level 2.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$76,154	$—	$76,154
Collateralized mortgage obligations	—	26,467	—	26,467
SBA loan pool securities	—	12,080	—	12,080
Municipal bonds	—	5,826	—	5,826
Total securities available-for-sale	—	120,527	—	120,527
Total assets measured at fair value on a recurring basis	$—	$120,527	$—	$120,527
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$38,738	$—	$38,738
Collateralized mortgage obligations	—	43,894	—	43,894
SBA loan pool securities	—	14,152	—	14,152
Municipal bonds	—	782	—	782
Total securities available-for-sale	—	97,566	—	97,566
Total assets measured at fair value on a recurring basis	$—	$97,566	$—	$97,566
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Impaired loans:
SBA property	$—	$—	$218	$218
Commercial lines of credit	—	—	904	904
SBA commercial term	—	—	255	255
Total impaired loans	—	—	1,377	1,377
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,377	$1,377
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2019
Impaired loans:
SBA property	$—	$—	$116	$116
Commercial lines of credit	—	—	1,562	1,562
Total impaired loans	—	—	1,678	1,678
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,678	$1,678
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2020
Impaired loans:
SBA property	$218	Fair value of collateral	NM	NM
Commercial lines of credit	$904	Sales comparison approach	Adjustment for differences between the comparable estate sales	5% to 9% (7.6%)
SBA commercial term	$255	Fair value of collateral	NM	NM
December 31, 2019
Impaired loans:
SBA property	$116	Fair value of collateral	NM	NM
Commercial lines of credit	$1,562	Sales comparison approach	Adjustment for differences between the comparable estate sales	-4% to 26% (0.86%)
		Income approach	Adjustment for differences in net operating income expectations	-11% to -4% (-6.20%)
			Capitalization rate	5%

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Collateral dependent impaired loans:
Commercial property	$—	$—	$(53)
SBA property	(138)	(31)	(238)
Commercial lines of credit	(720)	(2,475)	—
SBA commercial property	(221)	—	—
Other real estate owned	9	(18)	3
Net losses recognized	$(1,070)	$(2,524)	$(288)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Interest-bearing deposits in other financial institutions	$174,493	$174,493	$174,493	$—	$—
Securities available-for-sale	120,527	120,527	—	120,527	—
Loans held-for-sale	1,979	2,112	—	2,112	—
Net loans held-for-investment	1,557,068	1,574,063	—	—	1,574,063
FHLB and other restricted stock	8,447	N/A	N/A	N/A	N/A
Accrued interest receivable	9,334	9,334	1	322	9,011
Financial liabilities:
Deposits	$1,594,851	$1,594,112	$—	$—	$1,594,112
FHLB advances	80,000	80,321	—	80,321	—
Accrued interest payable	2,226	2,226	—	2	2,224
December 31, 2019
Financial assets:
Interest-bearing deposits in other financial institutions	$128,420	$128,420	$128,420	$—	$—
Securities available-for-sale	97,566	97,566	—	97,566	—
Securities held-to-maturity	20,154	20,480	—	20,480	—
Loans held-for-sale	1,975	2,102	—	2,102	—
Net loans held-for-investment	1,436,451	1,449,383	—	—	1,449,383
FHLB and other restricted stock	8,345	N/A	N/A	N/A	N/A
Accrued interest receivable	5,136	5,136	78	375	4,683
Financial liabilities:
Deposits	$1,479,307	$1,468,540	$—	$—	$1,468,540
FHLB advances	20,000	20,092	—	20,092	—
Accrued interest payable	6,004	6,004	—	1	6,003

Note 3. Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheets according to management’s intent. On June 30, 2020, the Company transferred securities held-to-maturity to securities available-for-sale as a part of the Company’s liquidity management plan in response to the COVID-19 pandemic. Management determined that its securities held-to-maturity no longer adhere to the Company’s current liquidity management plan and could be sold to potentially improve liquidity position. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for up to two years from the date of transfer. The Company transferred all securities held-to-maturity of $18.8 million to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $787 thousand.
The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$74,622	$1,558	$(26)	$76,154
Collateralized mortgage obligations	26,216	294	(43)	26,467
SBA loan pool securities	11,753	349	(22)	12,080
Municipal bonds	5,370	456	—	5,826
Total securities available-for-sale	$117,961	$2,657	$(91)	$120,527
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$38,793	$96	$(151)	$38,738
Collateralized mortgage obligations	44,115	36	(257)	43,894
SBA loan pool securities	14,179	34	(61)	14,152
Municipal bonds	764	18	—	782
Total securities available-for-sale	$97,851	$184	$(469)	$97,566
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$15,215	$70	$(81)	$15,204
Municipal bonds	4,939	337	—	5,276
Total securities held-to-maturity	$20,154	$407	$(81)	$20,480

As of December 31, 2020 and 2019, pledged securities were $117.8 million and $99.3 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of December 31, 2020. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	2,191	2,284
Five to ten years	845	881
Greater than ten years	2,334	2,661
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pool securities	112,591	114,701
Total	$117,961	$120,527

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Gross realized gains on sales and calls of securities available-for-sale	$—	$786	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$—	$786	$—
Proceeds from sales and calls of securities available-for-sale	$185	$33,627	$1,075
Tax expense on sales and calls of securities available-for-sale	$—	$234	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time That Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$5,773	$(26)	4	$—	$—	—	$5,773	$(26)	4
Collateralized mortgage obligations	2,424	(4)	3	5,127	(39)	6	7,551	(43)	9
SBA loan pool securities	1,677	(4)	2	1,869	(18)	4	3,546	(22)	6
Total securities available-for-sale	$9,874	$(34)	9	$6,996	$(57)	10	$16,870	$(91)	19
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$5,401	$(28)	5	$15,772	$(123)	23	$21,173	$(151)	28
Collateralized mortgage obligations	15,392	(52)	13	19,834	(205)	23	35,226	(257)	36
SBA loan pool securities	4,787	(38)	5	2,308	(23)	4	7,095	(61)	9
Total securities available-for-sale	$25,580	$(118)	23	$37,914	$(351)	50	$63,494	$(469)	73
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7
Total securities held-to-maturity	$—	$—	—	$6,842	$(81)	7	$6,842	$(81)	7

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
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2020 and 2019 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2020 and 2019. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the years ended December 31, 2020, 2019 and 2018.

Note 4. Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Real estate loans:
Commercial property	$880,736	$803,014
Residential property	198,431	235,046
SBA property	126,570	129,837
Construction	15,199	19,164
Total real estate loans	1,220,936	1,187,061
Commercial and industrial loans:
Commercial term	87,250	103,380
Commercial lines of credit	96,087	111,768
SBA commercial term	21,878	25,332
SBA PPP	135,654	—
Total commercial and industrial loans	340,869	240,480
Other consumer loans	21,773	23,290
Loans held-for-investment	1,583,578	1,450,831
Allowance for loan losses	(26,510)	(14,380)
Net loans held-for-investment	$1,557,068	$1,436,451

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2020 and 2019, the Company had $3.9 million and $3.8 million, respectively, of such loans outstanding.
SBA PPP Loans
The following table presents a summary of SBA PPP loans as of December 31, 2020:

	December 31, 2020
($ in thousands)	Number of Loans	Amount
Loan amount:
$50,000 or less	1,017	$20,518
Over $50,000 and less than $350,000	496	60,692
Over $350,000 and less than $2,000,000	69	46,054
$2,000,000 or more	3	8,390
Total	1,585	$135,654

Loan Modifications Related to the COVID-19 Pandemic
The following table presents a summary of loans under modified terms related to the COVID-19 pandemic by portfolio segment as of December 31, 2020:

	December 31, 2020
	Modification Type
($ in thousands)	Payment Deferment	Interest Only Payment	Total
Real estate loans:
Commercial property	$9,688	$14,444	$24,132
Residential property	425	—	425
SBA property	—	4,192	4,192
Commercial and industrial loans:
Commercial term	2,462	3,065	5,527
SBA commercial term	—	1,841	1,841
Total	$12,575	$23,542	$36,117

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
Balance at January 1, 2018	$8,507	$3,548	$169	$12,224
Charge-offs	(381)	(272)	(356)	(1,009)
Recoveries on loans previously charged off	213	356	152	721
Provision (reversal) for loan losses	765	245	221	1,231
Balance at December 31, 2018	9,104	3,877	186	13,167
Charge-offs	(31)	(3,350)	(198)	(3,579)
Recoveries on loans previously charged off	6	378	171	555
Provision for loan losses	775	3,449	13	4,237
Balance at December 31, 2019	9,854	4,354	172	14,380
Charge-offs	(175)	(1,104)	(250)	(1,529)
Recoveries on loans previously charged off	58	236	146	440
Provision for loan losses	9,157	3,736	326	13,219
Balance at December 31, 2020	$18,894	$7,222	$394	$26,510

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$3	$2	$—	$5
Collectively evaluated for impairment	18,891	7,220	394	26,505
Total	$18,894	$7,222	$394	$26,510
Loans receivable:
Individually evaluated for impairment	$2,200	$1,531	$—	$3,731
Collectively evaluated for impairment	1,218,736	339,338	21,773	1,579,847
Total	$1,220,936	$340,869	$21,773	$1,583,578
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$4	$15	$—	$19
Collectively evaluated for impairment	9,850	4,339	172	14,361
Total	$9,854	$4,354	$172	$14,380
Loans receivable:
Individually evaluated for impairment	$2,158	$2,401	$—	$4,559
Collectively evaluated for impairment	1,184,903	238,079	23,290	1,446,272
Total	$1,187,061	$240,480	$23,290	$1,450,831

Credit Quality Indicators
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Real estate loans:
Commercial property	$866,508	$10,268	$3,960	$—	$880,736
Residential property	198,242	—	189	—	198,431
SBA property	123,147	251	3,172	—	126,570
Construction	15,199	—	—	—	15,199
Commercial and industrial loans:
Commercial term	81,724	4,362	1,164	—	87,250
Commercial lines of credit	93,884	1,299	904	—	96,087
SBA commercial term	20,922	281	675	—	21,878
SBA PPP	135,654	—	—	—	135,654
Other consumer loans	21,707	—	66	—	21,773
Total	$1,556,987	$16,461	$10,130	$—	$1,583,578
December 31, 2019
Real estate loans:
Commercial property	$802,373	$—	$641	$—	$803,014
Residential property	235,046	—	—	—	235,046
SBA property	124,135	72	5,630	—	129,837
Construction	17,453	1,711	—	—	19,164
Commercial and industrial loans:
Commercial term	103,380	—	—	—	103,380
Commercial lines of credit	109,880	—	1,888	—	111,768
SBA commercial term	24,677	—	655	—	25,332
Other consumer loans	23,242	—	48	—	23,290
Total	$1,440,186	$1,783	$8,862	$—	$1,450,831

Substandard SBA property loans included $113 thousand and $2.4 million of guaranteed portion by the U.S. government agency at December 31, 2020 and 2019, respectively.
The following table presents the risk categories for the recorded investment in loans under modified terms related to the COVID-19 pandemic by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Real estate loans:
Commercial property	$13,158	$10,268	$706	$—	$24,132
Residential property	425	—	—	—	425
SBA property	3,941	251	—	—	4,192
Commercial and industrial loans:
Commercial term	—	4,362	1,165	—	5,527
SBA commercial term	1,769	—	72	—	1,841
Total	$19,293	$14,881	$1,943	$—	$36,117

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
December 31, 2020
Real estate loans:
Commercial property	$—	$—	$—	$524	$524
Residential property	182	—	—	189	371
SBA property	—	—	—	885	885
Commercial and industrial loans:
Commercial lines of credit	—	—	—	904	904
SBA commercial term	—	—	—	595	595
Other consumer loans	120	36	—	66	222
Total	$302	$36	$—	$3,163	$3,501
December 31, 2019
Real estate loans:
Residential property	$—	$697	$—	$—	$697
SBA property	794	—	—	442	1,236
Commercial and industrial loans:
Commercial lines of credit	—	—	—	1,888	1,888
SBA commercial term	—	189	287	159	635
Other consumer loans	99	39	—	48	186
Total	$893	$925	$287	$2,537	$4,642

There were no nonaccrual loans guaranteed by the U.S. government agency at December 31, 2020 and 2019.
All loans under modified terms related to the COVID-19 pandemic were on accrual status and current at December 31, 2020

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2020
Real estate loans:
Commercial property	$856	$855	$—	$—	$—
Residential property	189	189	—	—	—
SBA property	1,108	1,198	47	45	3
Commercial and industrial loans:
Commercial term	18	18	—	—	—
Commercial lines of credit	904	904	—	—	—
SBA commercial term	593	633	16	18	2
Total	$3,668	$3,797	$63	$63	$5
December 31, 2019
Real estate loans:
Commercial property	$339	$338	$—	$—	$—
SBA property	1,699	1,828	120	154	4
Commercial and industrial loans:
Commercial term	28	28	—	—	—
Commercial lines of credit	1,888	1,888	—	—	—
SBA commercial term	457	495	28	28	15
Total	$4,411	$4,577	$148	$182	$19

The following table presents information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$467	$23	$170	$12	$199	$—
Residential property	47	—	38	—	281	—
SBA property	1,459	17	1,685	41	1,245	22
Commercial and industrial loans:
Commercial term	24	1	47	3	112	8
Commercial lines of credit	1,869	—	921	—	5	—
SBA commercial term	499	1	224	9	382	8
Total	$4,365	$42	$3,085	$65	$2,224	$38

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$256	$213	$191
Less: interest income recognized on impaired loans on a cash basis	(42)	(65)	(38)
Interest income foregone on impaired loans	$214	$148	$153

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	December 31,
	2020			2019
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$333	$—	$333	$339	$—	$339
SBA property	270	5	275	294	121	415
Commercial and industrial loans:
Commercial term	18	—	18	28	—	28
SBA commercial term	13	—	13	39	—	39
Total	$634	$5	$639	$700	$121	$821

The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of December 31, 2020 and 2019.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $0 and $4 thousand of allowance for loan losses as of December 31, 2020 and 2019, respectively.

The following table presents new loans that were modified as TDRs by portfolio segment for the periods indicated:

	Year Ended December 31,
	2020			2019			2018
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Real estate loans:
Commercial property	—	$—	$—	1	$341	$341	—	$—	$—
SBA property	—	—	—	2	254	254	—	—	—
Commercial and industrial loans:
SBA commercial term	2	37	37	2	15	15	—	—	—
Total	2	$37	$37	5	$610	$610	—	$—	$—

The following table summarized the TDRs by modification type for the periods indicated:

	Principal (1)		Principal and Interest (2)		Total
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Year ended December 31, 2020:
Commercial and industrial loans:
SBA commercial term	2	$37	—	$—	2	$37
Total	2	$37	—	$—	2	$37
Year ended December 31, 2019:
Real estate loans:
Commercial property	—	$—	1	$341	1	$341
SBA property	2	254	—	—	2	254
Commercial and industrial loans:
SBA commercial term	2	15	—	—	2	15
Total	4	$269	1	$341	5	$610

(1) Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payment to interest only payment.
(2) Includes principal and interest deferments or reductions.
There was one SBA commercial term loan of $26 thousand that was modified as a TDR for which there was a payment default within twelve months following the modification for the year ended December 31, 2020. There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the years ended December 31, 2019 and 2018.

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Real estate loans:
Commercial property	$—	$—	$2,112
Residential property	1,125	824	5,950
Commercial and industrial loans:
SBA commercial term	230	—	—
Total	$1,355	$824	$8,062

The following table presents a summary of loans held-for-sale transferred to loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Real estate loans:
Residential property	$697	$—	$—
Total	$697	$—	$—

The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Real estate loans:
Residential property	$—	$1,539	$—
Total	$—	$1,539	$—

The Company had no sales of loans held-for-investment during the years ended December 31, 2020, 2019 and 2018. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Real estate loans:
Residential property	$300	$760
SBA property	1,411	150
Commercial and industrial loans:
SBA commercial term	268	1,065
Total	$1,979	$1,975

Note 5. Premises and Equipment
The following table presents a composition of premises and equipment as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Leasehold improvements	$7,848	$6,791
Furniture, fixtures and equipment	3,772	3,305
Computer equipment	2,288	2,207
Computer software	1,385	1,360
Total premises and equipment	15,293	13,663
Less: accumulated depreciation	(11,245)	(9,903)
Premises and equipment, net	$4,048	$3,760

The Company recognized depreciation expense of $1.5 million, $1.5 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 6. Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019
Operating lease cost (1)	$2,617	$2,632
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,776	2,705
Right-of-use assets obtained in exchange for lease obligations	950	1,616

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income. Operating lease cost for the year ended December 31, 2018 was under Topic 840.
The Company used the incremental borrowing rate based on the information available in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of December 31, 2020:

	December 31,
($ in thousands)	2020	2019
Operating leases:
Operating lease assets	$7,616	$8,991
Operating lease liabilities	8,455	9,990
Weighted-average remaining lease term	4.3 years	5.0 years
Weighted-average discount rate	2.60%	2.81%

The following table presets maturities of operating lease liabilities as of December 31, 2020:

($ in thousands)	December 31, 2020
Maturities:
2021	$2,494
2022	2,340
2023	2,002
2024	726
2025	687
After 2025	818
Total lease payment	9,067
Imputed interest	(612)
Present value of operating lease liabilities	$8,455

Note 7. Servicing Assets
At December 31, 2020 and 2019, total servicing assets were $6.4 million and $6.8 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $89.5 million, $99.6 million and $97.7 million, respectively, with the servicing rights retained and recognized a net gain on sale of $6.0 million, $5.9 million and $5.4 million, respectively, during the years ended December 31, 2020, 2019 and 2018. Loan servicing income was $2.7 million, $2.3 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	December 31,
	2020			2019
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$109	$5,642	$649	$171	$5,805	$822
Fair value	$133	$8,498	$888	$200	$6,693	$976
Discount rates	11.25%	13.25%	12.75%	11.25%	13.25%	12.75%
Prepayment speeds	27.20%	9.99%	11.01%	26.60%	16.28%	16.03%
Weighted average remaining life	23.1 years	21.1 years	6.6 years	24.2 years	21.3 years	7.0 years
Underlying loans being serviced	$22,299	$400,982	$75,514	$32,428	$384,007	$82,181

The following table presents activity in servicing assets for the periods indicated:

($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Total
Balance at January 1, 2018	$308	$7,369	$1,296	$8,973
Additions	22	1,166	270	1,458
Amortization	(86)	(2,186)	(493)	(2,765)
Balance at December 31, 2018	244	6,349	1,073	7,666
Additions	—	1,329	185	1,514
Amortization	(73)	(1,873)	(436)	(2,382)
Balance at December 31, 2019	171	5,805	822	6,798
Additions	—	1,408	142	1,550
Amortization	(62)	(1,571)	(315)	(1,948)
Balance at December 31, 2020	$109	$5,642	$649	$6,400

Note 8. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Balance at beginning of year	$—	$—	$99
Additions	5,316	395	—
Sales	(3,915)	(329)	(210)
Net change in valuation allowance	—	(66)	111
Balance at end of year	$1,401	$—	$—

The following table presents activity in OREO valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Balance at beginning of year	—	—	111
Additions	—	66	—
Net direct write-downs and removal from sale	—	(66)	(111)
Balance at end of year	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net (gain) loss on sales	(9)	1	(3)
Operating expenses, net of rental income	60	—	—
Total	$51	$1	$(3)

The Company provided a loan of $1.5 million to finance the sale of its OREO property during the year ended December 31, 2020. The Company did not provide loans to finance the sale of its OREO properties during the years ended December 31, 2019 or 2018.
Note 9. Deposits
At December 31, 2020 and 2019, total deposits were $1.59 billion and $1.48 billion, respectively, and total interest-bearing deposits were $1.06 billion and $1.12 billion, respectively. The aggregate amount of deposits reclassified as loans, such as overdrafts, was $98 thousand and $121 thousand at December 31, 2020 and 2019, respectively.
The Company had California State Treasurer’s deposits of $100.0 million and $90.0 million in time deposits of more than $250,000 at December 31, 2020 and 2019, respectively. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2020 and 2019, the Company pledged securities with amortized cost of $117.8 million and $99.3 million, respectively, for the California State Treasurer’s deposits. At December 31, 2020 and 2019, the Company had brokered deposits of $80.0 million and $92.4 million, respectively.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $2.7 million and $5.4 million at December 31, 2020 and 2019, respectively.
The following table presents scheduled maturities of time deposits as of December 31, 2020:

($ in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Time deposits of $250,000 or less	$365,409	$10,609	$1,787	$1,394	$134	$—	$379,333
Time deposits of more than $250,000	264,060	2,310	2,313	—	—	—	268,683
Total time deposits	$629,469	$12,919	$4,100	$1,394	$134	$—	$648,016

Note 10. Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had $80.0 million and $20.0 million in FHLB advances at December 31, 2020 and 2019, respectively. FHLB advances consisted of fixed interest rates with original maturity terms ranging from one to five years at December 31, 2020.
The following table presents scheduled maturities of FHLB advances as of December 31, 2020:

($ in thousands)	2021	2022	2023	2024	Thereafter	Total
Fixed Rate	$70,000	$10,000	$—	$—	$—	$80,000
Variable Rate	—	—	—	—	—	—
Total	$70,000	$10,000	$—	$—	$—	$80,000

The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2020	2019	2018
Weighted-average interest rate at end of year	0.67%	1.92%	1.81%
Average interest rate during the year	0.65%	1.86%	1.75%
Average balance	$94,303	$25,370	$34,904
Maximum amount outstanding at any month-end	$170,000	$35,000	$40,000
Balance at end of year	$80,000	$20,000	$30,000

Advances paid early are subject to a prepayment penalty. At December 31, 2020 and 2019, loans pledged to secure from FHLB advances were $834.4 million and $621.7 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.3 million and $8.2 million, respectively, at December 31, 2020 and 2019. The Company had additional borrowing capacity of $425.3 million and $404.8 million, respectively, from the FHLB as of December 31, 2020 and 2019.
Other Borrowing Arrangements
At December 31, 2020, the Company had $35.8 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $44.1 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines on an unsecured basis with correspondent banks at December 31, 2020.
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
Stock Repurchase
On March 28, 2019, the Company’s Board of Directors approved the repurchase of up to $6.5 million of the Company’s common stock through March 27, 2020. During the year ended December 31, 2019, the Company completed the repurchase program, and repurchased and retired 396,715 shares of common stock at a weighted-average price of $16.33 per share.
On January 23, 2020, the Company announced that on November 22, 2019, its Board of Directors approved a $6.5 million stock repurchase program to commence upon the opening of the Company’s trading window for the first quarter of 2020 and continue through November 20, 2021. The Company completed the repurchase program in March 2020. The Company repurchased and retired 428,474 shares of common stock at a weighted-average price of $15.14 per share.

Note 12. Share-Based Compensation
On July 25, 2013, the Company adopted the Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provided for options to purchase 1,114,446 shares of common stock for equity-based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of December 31, 2020, there were 542,454 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Share-based compensation expense related to:
Stock options	$562	$650	$648
Restricted stock awards	153	59	—
Total share-based compensation expense	$715	$709	$648
Related tax benefits	$76	$44	$50

The following table presents unrecognized share-based compensation expense as of December 31, 2020:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$435	3.4 years
Restricted stock awards	402	2.4 years
Total unrecognized share-based compensation expense	$837	2.9 years

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
The following table presents the weighted-average assumptions used to determine the fair value of options granted for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	—%	2.06%	2.58%
Expected term	N/A	5.00 years	6.18 years
Expected stock price volatility	—%	36.10%	37.10%
Dividend yield	—%	1.33%	0.78%

The following table presents information related to the stock option plan for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2020	2019	2018
Intrinsic value of options exercised	$789	$851	$601
Cash received from options exercised	$693	$627	$310
Tax benefit from options exercised	$70	$31	$21
Weighted-average estimated fair value per share of options granted	$—	$5.76	$5.71

The following table represents stock option activity as of and for the year ended December 31, 2020:

	Year Ended December 31, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of year	829,376	$10.32	5.80 years	$5,776
Exercised	(105,601)	$6.56	2.98 years
Forfeited	(4,840)	$10.33	5.58 years
Balance at end of year	718,935	$10.87	5.07 years	$—
Exercisable at end of year	597,736	$9.89	4.58 years	$131

The following table represents information regarding unvested stock options for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	246,317	$13.31
Vested	(120,278)	$11.05
Forfeited	(4,840)	$10.33
Balance at end of year	121,199	$15.68

Restricted Stock Awards
The Company also has granted RSAs to certain employees and officers. The RSAs are valued at the closing market price of the Company's stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	37,400	$16.60
Granted	1,900	$11.64
Vested	(9,000)	$16.69
Outstanding at end of period	30,300	$16.27

Note 13. Employee Benefit Plans
The Company has adopted a defined contribution 401(k) plan for the benefit of its employees. The Company matches 75% of an employee’s contribution up to 8% of the employee’s salary each year. The Board of Directors may make a discretionary contribution to the plan annually. The Company’s contribution to the plan was $807 thousand, $831 thousand and $739 thousand for the years ended December 31, 2020, 2019 and 2018.

Note 14. Income Taxes
The following table presents the components of income tax expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Current:
Federal	$6,596	$8,317	$6,322
State	3,910	4,499	3,481
Total current income tax expense	10,506	12,816	9,803
Deferred:
Federal	(2,223)	(1,747)	369
Adjustment of deferred tax assets for enacted changes in tax rate	—	—	25
State	(1,447)	(826)	247
Total deferred income tax expense (benefit)	(3,670)	(2,573)	641
Change in valuation allowance	—	—	—
Total	$6,836	$10,243	$10,444

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21.00%	21.00%	21.00%
State franchise tax, net of federal tax benefit	8.45%	8.45%	8.48%
Share-based compensation	0.39%	0.10%	0.24%
Remeasurement from the Tax Cuts and Jobs Act	—%	—%	0.07%
Other items, net	(0.13)%	0.27%	0.27%
Effective income tax rate	29.71%	29.82%	30.06%

The following table presents the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$7,790	$4,219
Share-based compensation	335	299
Unrealized loss on investment securities	—	84
Loans held-for-sale market adjustment	419	99
Operating lease liabilities	2,485	2,931
State tax benefit	822	947
Other	447	312
Total deferred tax assets	12,298	8,891
Deferred tax liabilities:
Depreciation on premises and equipment	394	308
Unrealized gain on investment securities	754	—
Deferred loan origination costs	732	597
Operating lease assets	2,238	2,638
Other	60	60
Total deferred tax liabilities	4,178	3,603
Deferred tax assets, net	$8,120	$5,288

The Company had no valuation allowance for deferred tax assets as of December 31, 2020 and 2019. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences become deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, and a valuation allowance was not necessary as of December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits or related accrued interest. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income taxes. The Company does not expect the total amount of unrecognized tax benefit to significantly increase or decrease in the next twelve months.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of December 31, 2020, the Company is no longer subject to examination by taxing authorities for tax years before 2017 for federal taxes and before 2016 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been immaterial to the Company’s financial results.
Note 15. Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share)	2020	2019	2018
Basic earnings per share:
Net income	$16,175	$24,108	$24,301
Less: income allocated to unvested restricted stock	(37)	(22)	—
Net income allocated to common stock	$16,138	$24,086	$24,301
Weighted-average total common shares outstanding	15,419,455	15,887,566	14,397,075
Less: weighted-average unvested restricted stock	(35,224)	(14,183)	—
Weighted-average common shares outstanding, basic	15,384,231	15,873,383	14,397,075
Basic earnings per share	$1.05	$1.52	$1.69
Diluted earnings per share:
Net income allocated to common stock	$16,138	$24,086	$24,301
Weighted-average commons shares outstanding	15,384,231	15,873,383	14,397,075
Diluted effect of stock options	64,661	298,899	294,295
Diluted weighted-average common shares outstanding	15,448,892	16,172,282	14,691,370
Diluted earnings per share	$1.04	$1.49	$1.65

There were 601,019, 155,000, and 5,000 stock options excluded in computing diluted earnings per share because they were anti-dilutive for years ended December 31, 2020, 2019, and 2018, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Commitments to extend credit	$193,496	$171,608
Standby letters of credit	4,785	3,300
Commercial letters of credit	—	292
Total	$198,281	$175,200

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $238 thousand and $301 thousand, respectively, at December 31, 2020 and 2019.
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
COVID-19 Pandemic
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on global economic and market conditions, including significant disruption of, and volatility in, financial markets; global supply chain disruptions; and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment throughout the U.S., but also specifically in California, where most of the Company’s operations and a large majority of its customers are located. These conditions have impacted and may in the future impact its business, results of operations, and financial condition negatively.

Note 17. Regulatory Matters
Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in from 0.0% in 2015 to 2.50% by 2019. Management believes as of December 31, 2020 and 2019, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” in 2018, which increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 9.22% and 8.95%, respectively, as of December 31, 2020, and 8.90% and 8.71%, respectively, as of December 31, 2019. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$231,183	15.97%	$65,162	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	249,391	17.22%	115,843	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	231,183	15.97%	86,882	6.0%	N/A	N/A
Tier 1 capital (to average assets)	231,183	11.94%	77,452	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$227,268	15.70%	$65,160	4.5%	$94,120	6.5%
Total capital (to risk-weighted assets)	245,474	16.95%	115,840	8.0%	144,800	10.0%
Tier 1 capital (to risk-weighted assets)	227,268	15.70%	86,880	6.0%	115,840	8.0%
Tier 1 capital (to average assets)	227,268	11.74%	77,450	4.0%	96,813	5.0%
December 31, 2019
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$226,069	15.87%	$64,087	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	240,750	16.90%	113,933	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	226,069	15.87%	85,450	6.0%	N/A	N/A
Tier 1 capital (to average assets)	226,069	13.23%	68,355	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$223,241	15.68%	$64,084	4.5%	$92,566	6.5%
Total capital (to risk-weighted assets)	237,922	16.71%	113,928	8.0%	142,410	10.0%
Tier 1 capital (to risk-weighted assets)	223,241	15.68%	85,446	6.0%	113,928	8.0%
Tier 1 capital (to average assets)	223,241	13.06%	68,354	4.0%	85,442	5.0%

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
The Federal Reserve, the FDIC and CDFPI periodically examine the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Company’s capital, to restrict growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Company’s deposit insurance and place the Company into receivership or conservatorship.
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
Note 18. Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$91	$113	$108
Account analysis fees	860	972	975
Non-sufficient funds charges	228	364	326
Other deposit related fees	77	95	91
Total service charges and fees on deposits	1,256	1,544	1,500
Debit card fees	252	272	221
Gain (loss) on sale of other real estate owned	9	(1)	3
Wire transfer fees	530	515	472
Other service charges	184	221	243
Total	$2,231	$2,551	$2,439

Note 19. Condensed Financial Statements for Parent Company
The parent company’s condensed statements of financial condition as of December 31, 2020 and 2019, and the related condensed statements of income and comprehensive income, and condensed statements of cash flows for the years ended December 31, 2020, 2019, and 2018 are presented below:
Condensed Balance Sheets

	December 31,
($ in thousands)	2020	2019
Assets
Cash	$3,873	$2,739
Investment in Pacific City Bank	229,871	224,006
Other assets	44	89
Total assets	$233,788	$226,834
Liabilities and Shareholders’ Equity
Other liabilities	$—	$—
Total liabilities	—	—
Total shareholders’ equity	233,788	226,834
Total liabilities and shareholders’ equity	$233,788	$226,834

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Income:
Dividends from subsidiary	$13,600	$11,950	$1,694
Other income	—	—	—
Total income	13,600	11,950	1,694
Expense:
Other expense	798	835	923
Total expense	798	835	923
Income before taxes and equity in undistributed subsidiary income	12,802	11,115	771
Income tax benefit	(234)	(245)	(277)
Income before equity in undistributed subsidiary income	13,036	11,360	1,048
Equity in undistributed subsidiary income	3,139	12,748	23,253
Net income	16,175	24,108	24,301
Other comprehensive income (loss), net of tax	2,013	1,590	(424)
Comprehensive income	$18,188	$25,698	$23,877

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$16,175	$24,108	$24,301
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(3,139)	(12,748)	(23,253)
Change in other assets	45	(40)	(29)
Change in other liabilities	—	(19)	19
Net cash provided by operating activities	13,081	11,301	1,038
Cash flows from investing activities:
Capital contribution to subsidiary	—	—	(44,361)
Net cash used in investing activities	—	—	(44,361)
Cash flows from financing activities:
Stock issued under stock offering, net of expenses	—	—	45,037
Repurchase of common stock	(6,487)	(6,480)	—
Stock options exercised	693	626	310
Cash dividends paid on common stock	(6,153)	(3,962)	(1,760)
Net cash provided by (used in) financing activities	(11,947)	(9,816)	43,587
Net increase in cash and cash equivalents	1,134	1,485	264
Cash and cash equivalents at beginning of year	2,739	1,254	990
Cash and cash equivalents at end of year	$3,873	$2,739	$1,254

Note 20. Quarterly Results of Operations (Unaudited)
The following table presents the unaudited quarterly results of operations for the year ended December 31, 2020:

	Three Months Ended
($ in thousands, except per share)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Interest income	$21,660	$18,973	$19,620	$19,508
Interest expense	5,094	3,610	2,767	2,101
Net interest income	16,566	15,363	16,853	17,407
Provision for loan losses	2,896	3,855	4,326	2,142
Noninterest income	2,026	2,918	2,272	4,524
Noninterest expense	10,567	9,696	9,886	11,550
Income before income taxes	5,129	4,730	4,913	8,239
Income tax expense	1,557	1,363	1,464	2,452
Net income	$3,572	$3,367	$3,449	$5,787

Earnings per common share, basic	$0.23	$0.22	$0.22	$0.38
Earnings per common share, diluted	$0.23	$0.22	$0.22	$0.38

The following table presents the unaudited quarterly results of operations for the year ended December 31, 2019:

	Three Months Ended
($ in thousands, except per share)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Interest income	$22,952	$24,030	$23,687	$22,276
Interest expense	5,799	6,338	6,158	5,616
Net interest income	17,153	17,692	17,529	16,660
Provision (reversal) for loan losses	(85)	394	(102)	4,030
Noninterest income	2,409	3,054	2,802	3,604
Noninterest expense	10,289	10,984	10,777	10,265
Income before income taxes	9,358	9,368	9,656	5,969
Income tax expense	2,794	2,767	2,871	1,811
Net income	$6,564	$6,601	$6,785	$4,158

Earnings per common share, basic	$0.41	$0.41	$0.43	$0.26
Earnings per common share, diluted	$0.40	$0.40	$0.42	$0.26

Note 21. Subsequent Events
Dividend Declared on Common Stock. On January 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share for the first quarter of 2021. The dividend was paid on February 19, 2021, to shareholders of record as of the close of business on February 10, 2021.
The Company has evaluated the effects of events that have occurred subsequent to December 31, 2020 through the issuance date of these consolidated financial statements. Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, the Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.
Attestation Report of the Company's Independent Registered Public Accounting Firm
As an Emerging Growth Company and Smaller Reporting Company, the Company is not required to provide an attestation report on its internal control over financial reporting by its independent registered public accounting firm.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during its fourth fiscal quarter of 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), which will be filed with the SEC not later than April 30, 2021.
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
During 2020, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s 2021 Proxy Statement which will be filed with the SEC not later than April 30, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s 2021 Proxy Statement which will be filed with the SEC not later than April 30, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Company’s 2021 Proxy Statement which will be filed with the SEC not later than April 30, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the Company’s 2021 Proxy Statement which will be filed with the SEC not later than April 30, 2021.

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

PCB Bancorp

Date:	March 11, 2021	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Henry Kim	Director, President and Chief Executive Officer	March 11, 2021
	Henry Kim	(Principal Executive Officer)

By:	/s/ Timothy Chang	Executive Vice President and Chief Financial Officer	March 11, 2021
	Timothy Chang	(Principal Financial and Accounting Officer)

By:	/s/ Sang Young Lee	Chairman of the Board of Directors	March 11, 2021
Sang Young Lee

By:	/s/ Kijun Ahn	Director	March 11, 2021
Kijun Ahn

By:	/s/ Daniel Cho	Director	March 11, 2021
Daniel Cho

By:	/s/ Haeyoung Cho	Director	March 11, 2021
Haeyoung Cho

By:	/s/ Sarah Jun	Director	March 11, 2021
Sarah Jun

By:	/s/ Hong Kyun “Daniel” Park	Director	March 11, 2021
Hong Kyun “Daniel” Park

By:	/s/ Don Rhee	Director	March 11, 2021
Don Rhee