Form 10-Q
period 2021-03-31
PCB BANCORP
filed 2021-05-06
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of April 30, 2021, the registrant had outstanding 15,497,649 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
March 31, 2021

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
•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•the effects of severe weather, natural disasters, acts of war or terrorism, health epidemics or pandemics (or expectations about them) and other external events on our business;
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•changes in federal tax law or policy.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$16,764	$19,605
Interest-bearing deposits in other financial institutions	195,016	174,493
Total cash and cash equivalents	211,780	194,098
Securities available-for-sale, at fair value	127,114	120,527
Loans held-for-sale	3,569	1,979
Loans held-for-investment, net of deferred loan costs (fees)	1,685,916	1,583,578
Allowance for loan losses	(25,514)	(26,510)
Net loans held-for-investment	1,660,402	1,557,068
Premises and equipment, net	3,774	4,048
Federal Home Loan Bank and other restricted stock, at cost	8,447	8,447
Other real estate owned, net	2,336	1,401
Deferred tax assets, net	8,170	8,120
Servicing assets	6,253	6,400
Operating lease assets	7,145	7,616
Accrued interest receivable	7,523	9,334
Other assets	4,159	3,815
Total assets	$2,050,672	$1,922,853
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$715,719	$538,009
Savings, NOW and money market accounts	412,359	408,826
Time deposits of $250,000 or less	358,848	379,333
Time deposits of more than $250,000	266,845	268,683
Total deposits	1,753,771	1,594,851
Federal Home Loan Bank advances	40,000	80,000
Operating lease liabilities	7,935	8,455
Accrued interest payable and other liabilities	8,703	5,759
Total liabilities	1,810,409	1,689,065
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 15,468,242 and 15,385,878 shares issued and outstanding, respectively, and included 62,884 and 30,300 shares of unvested restricted stock, respectively, at March 31, 2021 and December 31, 2020	164,698	164,140
Retained earnings	74,707	67,692
Accumulated other comprehensive income, net	858	1,956
Total shareholders’ equity	240,263	233,788
Total liabilities and shareholders’ equity	$2,050,672	$1,922,853

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$18,744	$20,406
Tax-exempt investment securities	36	38
Taxable investment securities	324	606
Other interest-earning assets	154	610
Total interest income	19,258	21,660
Interest expense:
Deposits	1,311	4,992
Other borrowings	128	102
Total interest expense	1,439	5,094
Net interest income	17,819	16,566
Provision (reversal) for loan losses	(1,147)	2,896
Net interest income after provision for loan losses	18,966	13,670
Noninterest income:
Service charges and fees on deposits	293	390
Loan servicing income	882	554
Gain on sale of loans	1,322	725
Other income	360	357
Total noninterest income	2,857	2,026
Noninterest expense:
Salaries and employee benefits	6,182	6,551
Occupancy and equipment	1,371	1,380
Professional fees	494	797
Marketing and business promotion	138	179
Data processing	377	358
Director fees and expenses	138	221
Regulatory assessments	208	219
Other expenses	761	862
Total noninterest expense	9,669	10,567
Income before income taxes	12,154	5,129
Income tax expense	3,594	1,557
Net income	$8,560	$3,572

Earnings per common share, basic	$0.55	$0.23
Earnings per common share, diluted	$0.55	$0.23

Weighted-average common shares outstanding, basic	15,384,343	15,505,699
Weighted-average common shares outstanding, diluted	15,533,608	15,700,144

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$8,560	$3,572
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(1,556)	1,342
Income tax benefit (expense) related to items of other comprehensive income (loss)	458	(394)
Total other comprehensive income (loss), net of tax	(1,098)	948
Total comprehensive income	$7,462	$4,520

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	15,707,016	$169,221	$57,670	$(57)	$226,834
Comprehensive income
Net income	—	—	3,572	—	3,572
Other comprehensive income, net of tax	—	—	—	948	948
Issuance of restricted stock	1,000	—	—	—	—
Repurchase of common stock	(428,474)	(6,487)	—	—	(6,487)
Share-based compensation expense	—	194	—	—	194
Stock options exercised	90,544	604	—	—	604
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,540)	—	(1,540)
Balance at March 31, 2020	15,370,086	$163,532	$59,702	$891	$224,125

Balance at January 1, 2021	15,385,878	$164,140	$67,692	$1,956	$233,788
Comprehensive income (loss)
Net income	—	—	8,560	—	8,560
Other comprehensive loss, net of tax	—	—	—	(1,098)	(1,098)
Issuance of restricted stock	33,784	—	—	—	—
Forfeiture of restricted stock	(1,000)	—	—	—	—
Share-based compensation expense	—	90	—	—	90
Stock options exercised	49,580	468	—	—	468
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,545)	—	(1,545)
Balance at March 31, 2021	15,468,242	$164,698	$74,707	$858	$240,263

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$8,560	$3,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	368	367
Net amortization of premiums on securities	310	189
Net accretion of discounts on loans	(745)	(1,028)
Net accretion of deferred loan costs (fees)	(1,220)	(121)
Amortization of servicing assets	391	604
Provision (reversal) for loan losses	(1,147)	2,896
Deferred tax expense (benefit)	408	(246)
Stock-based compensation	90	194
Gain on sale of loans	(1,322)	(725)
Originations of loans held-for-sale	(20,425)	(26,686)
Proceeds from sales of and principal collected on loans held-for-sale	20,150	14,110
Change in accrued interest receivable and other assets	1,467	1,954
Change in accrued interest payable and other liabilities	1,905	(1,458)
Net cash provided by (used in) operating activities	8,790	(6,378)
Cash flows from investing activities
Purchase of securities available-for-sale	(20,223)	(7,526)
Proceeds from maturities and paydowns of securities available-for-sale	11,770	7,703
Proceeds from maturities and paydowns of securities held-to-maturity	—	417
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	—	664
Net change in loans held-for-investment	(101,500)	(1,497)
Proceeds from sale of other real estate owned	1,100	—
Purchases of premises and equipment	(98)	(1,404)
Net cash used in investing activities	(108,951)	(1,643)
Cash flows from financing activities
Net change in deposits	158,920	(1,865)
Proceeds from long-term Federal Home Loan Bank advances	—	60,000
Repayment of long-term Federal Home Loan Bank advances	(40,000)	—
Stock options exercised	468	604
Repurchase of common stock	—	(6,487)
Cash dividends paid on common stock	(1,545)	(1,540)
Net cash provided by financing activities	117,843	50,712
Net increase in cash and cash equivalents	17,682	42,691
Cash and cash equivalents at beginning of period	194,098	146,228
Cash and cash equivalents at end of period	$211,780	$188,919

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information:
Interest paid	$2,678	$6,874
Income taxes paid	24	18
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$—	$1,355
Loans transferred to other real estate owned	905	54
Right of use assets obtained in exchange for lease obligations	105	38

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the SEC. The December 31, 2020 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
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

Loan Modifications Related to the COVID-19 Pandemic
As a part of the CARES Act, the temporary relief from troubled debt restructurings (“TDRs”) provided an option for financial institutions to suspend the GAAP requirements and regulatory determinations for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from March 1, 2020, through the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or December 31, 2020, if the loan was not more than 30 days past due as of December 31, 2019.
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
As of March 31, 2021, the Company’s loans under modified terms related to the COVID-19 pandemic, including payment deferments and interest only payments, totaled $19.8 million. All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less and loans that are granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, are classified as special mention or substandard. In addition, all loans under modified terms related to the COVID-19 pandemic were current and accrual status as of March 31, 2021; however, all of these loans are monitored on an ongoing basis in accordance with each loan’s covenants and conditions for potential downgrade or change in accrual status.
Small Business Administration Paycheck Protection Program
The Small Business Administration (“SBA”) launched the Paycheck Protection Program (“PPP”) to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the C&I portfolio and have an interest rate of 1%. The substantial majority of the SBA PPP loans funded in 2020 in the Company’s portfolio have a maturity of two years. On January 13, 2021, the SBA began accepting applications for second draw PPP loans. During the three months ended March 31, 2021, the Company had funded 1,072 SBA PPP loans totaling $104.3 million, net of unamortized deferred fees and costs. SBA PPP loans funded in 2021 in the Company’s portfolio have a maturity of 5 years.
As of March 31, 2021, the Company had 2,249 SBA PPP loans totaling $218.7 million, net of unamortized deferred fees and costs. The Company defers loan origination fees on SBA PPP loans and amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at March 31, 2021 and December 31, 2020.
Adopted Accounting Pronouncements
During the three months ended March 31, 2021, there were no significant accounting pronouncements applicable to the Company that became effective.
Recent Accounting Pronouncements Not Yet Adopted
The following is recently issued accounting pronouncements applicable to the Company that has not yet been adopted:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU was effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In 2019, the FASB amended this ASU, which delays the effective date to 2023 for certain SEC filers that are Smaller Reporting Companies, which would apply to the Company. The Company plans to adopt this ASU at the delayed effective date of January 1, 2023.

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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$87,220	$—	$87,220
Residential collateralized mortgage obligations	—	23,097	—	23,097
SBA loan pool securities	—	11,050	—	11,050
Municipal bonds	—	5,747	—	5,747
Total securities available-for-sale	—	127,114	—	127,114
Total assets measured at fair value on a recurring basis	$—	$127,114	$—	$127,114
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$76,154	$—	$76,154
Residential collateralized mortgage obligations	—	26,467	—	26,467
SBA loan pool securities	—	12,080	—	12,080
Municipal bonds	—	5,826	—	5,826
Total securities available-for-sale	—	120,527	—	120,527
Total assets measured at fair value on a recurring basis	$—	$120,527	$—	$120,527
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2021
Impaired loans:
SBA property	$—	$—	$228	$—
Total impaired loans	—	—	228	—
Total assets measured at fair value on a non-recurring basis	$—	$—	$228	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2020
Impaired loans:
SBA property	$—	$—	$218	$218
Commercial lines of credit	—	—	904	904
SBA commercial term	—	—	255	255
Total impaired loans	—	—	1,377	1,377
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,377	$1,377
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
March 31, 2021
Impaired loans:
SBA property	$228	Fair value of collateral	NM	NM
December 31, 2020
Impaired loans:
SBA property	$218	Fair value of collateral	NM	NM
Commercial lines of credit	$904	Sales comparison approach	Adjustment for differences between the comparable estate sales	5% to 9% (7.6%)
SBA commercial term	$255	Fair value of collateral	NM	NM

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, and specific reserves recorded for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Collateral dependent impaired loans:
SBA property	$17	$(27)
Commercial lines of credit	(136)	(506)
SBA commercial term	(30)	(164)
Other real estate owned	75	—
Net losses recognized	$(74)	$(697)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2021
Financial assets:
Interest-bearing deposits in other financial institutions	$195,016	$195,016	$195,016	$—	$—
Securities available-for-sale	127,114	127,114	—	127,114	—
Loans held-for-sale	3,569	3,989	—	3,989	—
Net loans held-for-investment	1,660,402	1,678,008	—	—	1,678,008
FHLB and other restricted stock	8,447	N/A	N/A	N/A	—
Accrued interest receivable	7,523	7,523	4	281	7,238
Financial liabilities:
Deposits	$1,753,771	$1,718,124	$—	$—	$1,718,124
FHLB advances	40,000	40,232	—	40,232	—
Accrued interest payable	987	987	—	3	984
December 31, 2020
Financial assets:
Interest-bearing deposits in other financial institutions	$174,493	$174,493	$174,493	$—	$—
Securities available-for-sale	120,527	120,527	—	120,527	—
Loans held-for-sale	1,979	2,112	—	2,112	—
Net loans held-for-investment	1,557,068	1,574,063	—	—	1,574,063
FHLB and other restricted stock	8,447	N/A	N/A	N/A	N/A
Accrued interest receivable	9,334	9,334	1	322	9,011
Financial liabilities:
Deposits	$1,594,851	$1,594,112	$—	$—	$1,594,112
FHLB advances	80,000	80,321	—	80,321	—
Accrued interest payable	2,226	2,226	—	2	2,224

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$86,999	$1,115	$(894)	$87,220
Residential collateralized mortgage obligations	22,825	303	(31)	23,097
SBA loan pool securities	10,920	158	(28)	11,050
Municipal bonds	5,360	387	—	5,747
Total securities available-for-sale	$126,104	$1,963	$(953)	$127,114
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$74,622	$1,558	$(26)	$76,154
Residential collateralized mortgage obligations	26,216	294	(43)	26,467
SBA loan pool securities	11,753	349	(22)	12,080
Municipal bonds	5,370	456	—	5,826
Total securities available-for-sale	$117,961	$2,657	$(91)	$120,527

As of March 31, 2021 and December 31, 2020, pledged securities were $112.3 million and $117.8 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of March 31, 2021. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	2,183	2,262
Five to ten years	841	868
Greater than ten years	2,336	2,617
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	120,744	121,367
Total	$126,104	$127,114

The Company had no proceeds from sales and calls of securities available-for-sale during the three months ended March 31, 2021 and 2020.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$45,263	$(894)	22	$—	$—	—	$45,263	$(894)	22
Residential collateralized mortgage obligations	988	(7)	2	2,221	(24)	2	3,209	(31)	4
SBA loan pool securities	1,172	(7)	1	3,360	(21)	6	4,532	(28)	7
Total securities available-for-sale	$47,423	$(908)	25	$5,581	$(45)	8	$53,004	$(953)	33
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$5,773	$(26)	4	$—	$—	—	$5,773	$(26)	4
Residential collateralized mortgage obligations	2,424	(4)	3	5,127	(39)	6	7,551	(43)	9
SBA loan pool securities	1,677	(4)	2	1,869	(18)	4	3,546	(22)	6
Total securities available-for-sale	$9,874	$(34)	9	$6,996	$(57)	10	$16,870	$(91)	19

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
All individual securities in a continuous unrealized loss position for 12 months or more as of March 31, 2021 and December 31, 2020 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2021 and December 31, 2020. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three months ended March 31, 2021 and 2020.

Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Real estate loans:
Commercial property	$922,536	$880,736
Residential property	190,990	198,431
SBA property	125,989	126,570
Construction	13,151	15,199
Total real estate loans	1,252,666	1,220,936
Commercial and industrial loans:
Commercial term	80,361	87,250
Commercial lines of credit	91,970	96,087
SBA commercial term	21,078	21,878
SBA PPP	218,709	135,654
Total commercial and industrial loans	412,118	340,869
Other consumer loans	21,132	21,773
Loans held-for-investment	1,685,916	1,583,578
Allowance for loan losses	(25,514)	(26,510)
Net loans held-for-investment	$1,660,402	$1,557,068

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of March 31, 2021 and December 31, 2020, the Company had $791 thousand and $3.9 million, respectively, of such loans outstanding.
SBA PPP loans
The following table presents a summary of SBA PPP loans as of March 31, 2021:

($ in thousands)	Number of Loans	Amount
Loan amount:
$50,000 or less	1,354	$26,998
Over $50,000 and less than $350,000	755	94,612
Over $350,000 and less than $2,000,000	136	86,755
$2,000,000 or more	4	10,344
Total	2,249	$218,709

Loan Modifications Related to the COVID-19 Pandemic
The following table presents a summary of loans under modified terms related to the COVID-19 pandemic by portfolio segment as of March 31, 2021:

	Modification Type
($ in thousands)	Payment Deferment	Interest Only Payment	Total
Real estate loans:
Commercial property	$—	$11,830	$11,830
Residential property	349	—	349
SBA property	—	1,627	1,627
Commercial and industrial loans:
Commercial term	—	5,506	5,506
SBA commercial term	—	513	513
Total	$349	$19,476	$19,825

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2021	$18,894	$7,222	$394	$26,510
Charge-offs	(18)	(5)	(22)	(45)
Recoveries on loans previously charged off	30	149	17	196
Provision (reversal) for loan losses	(213)	(898)	(36)	(1,147)
Balance at March 31, 2021	$18,693	$6,468	$353	$25,514

Balance at January 1, 2020	$9,854	$4,354	$172	$14,380
Charge-offs	(27)	(675)	(76)	(778)
Recoveries on loans previously charged off	56	91	29	176
Provision (reversal) for loan losses	2,065	779	52	2,896
Balance at March 31, 2020	$11,948	$4,549	$177	$16,674

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
March 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$3	$—	$—	$3
Collectively evaluated for impairment	18,690	6,468	353	25,511
Total	$18,693	$6,468	$353	$25,514
Loans receivable:
Individually evaluated for impairment	$1,435	$593	$—	$2,028
Collectively evaluated for impairment	1,251,231	411,525	21,132	1,683,888
Total	$1,252,666	$412,118	$21,132	$1,685,916
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$3	$2	$—	$5
Collectively evaluated for impairment	18,891	7,220	394	26,505
Total	$18,894	$7,222	$394	$26,510
Loans receivable:
Individually evaluated for impairment	$2,200	$1,531	$—	$3,731
Collectively evaluated for impairment	1,218,736	339,338	21,773	1,579,847
Total	$1,220,936	$340,869	$21,773	$1,583,578

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
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Real estate loans:
Commercial property	$907,989	$11,829	$2,718	$—	$922,536
Residential property	190,990	—	—	—	190,990
SBA property	123,229	252	2,508	—	125,989
Construction	13,151	—	—	—	13,151
Commercial and industrial loans:
Commercial term	74,854	4,342	1,165	—	80,361
Commercial lines of credit	90,671	1,299	—	—	91,970
SBA commercial term	20,156	275	647	—	21,078
SBA PPP	218,709	—	—	—	218,709
Other consumer loans	21,080	—	52	—	21,132
Total	$1,660,829	$17,997	$7,090	$—	$1,685,916
December 31, 2020
Real estate loans:
Commercial property	$866,508	$10,268	$3,960	$—	$880,736
Residential property	198,242	—	189	—	198,431
SBA property	123,147	251	3,172	—	126,570
Construction	15,199	—	—	—	15,199
Commercial and industrial loans:
Commercial term	81,724	4,362	1,164	—	87,250
Commercial lines of credit	93,883	1,299	905	—	96,087
SBA commercial term	20,923	281	674	—	21,878
Other consumer loans	21,707	—	66	—	21,773
Total	$1,556,987	$16,461	$10,130	$—	$1,583,578

The following table presents the risk categories for the recorded investment in loans under modified terms related to the COVID-19 pandemic by portfolio segment as of the dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Real estate loans:
Commercial property	$—	$11,830	$—	$—	$11,830
Residential property	349	—	—	—	349
SBA property	1,375	252	—	—	1,627
Commercial and industrial loans:
Commercial term	—	4,341	1,165	—	5,506
SBA commercial term	513	—	—	—	513
Total	$2,237	$16,423	$1,165	$—	$19,825
December 31, 2020
Real estate loans:
Commercial property	$13,158	$10,268	$706	$—	$24,132
Residential property	425	—	—	—	425
SBA property	3,941	251	—	—	4,192
Commercial and industrial loans:
Commercial term	—	4,362	1,165	—	5,527
SBA commercial term	1,769	—	72	—	1,841
Total	$19,293	$14,881	$1,943	$—	$36,117

Loans that are granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, are classified as special mention or substandard.
Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
March 31, 2021
Real estate loans:
SBA property	$—	$—	$—	$841	$841
Commercial and industrial loans:
SBA commercial term	—	—	—	568	568
Other consumer loans	56	52	—	52	160
Total	$56	$52	$—	$1,461	$1,569
December 31, 2020
Real estate loans:
Commercial property	$—	$—	$—	$524	$524
Residential property	182	—	—	189	371
SBA property	—	—	—	885	885
Commercial and industrial loans:
Commercial lines of credit	—	—	—	904	904
SBA commercial term	—	—	—	595	595
Other consumer loans	120	36	—	66	222
Total	$302	$36	$—	$3,163	$3,501

There were no nonaccrual loans guaranteed by a U.S. government agency at March 31, 2021 and December 31, 2020.
All loans under modified terms related to the COVID-19 pandemic were on accrual status and current at March 31, 2021 and December 31, 2020.

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2021
Real estate loans:
Commercial property	$331	$330	$—	$—	$—
SBA property	1,057	1,109	47	45	3
Commercial and industrial loans:
Commercial term	14	14	—	—	—
SBA commercial term	579	613	—	—	—
Total	$1,981	$2,066	$47	$45	$3
December 31, 2020
Real estate loans:
Commercial property	$856	$855	$—	$—	$—
Residential property	189	189	—	—	—
SBA property	1,108	1,198	47	45	3
Commercial and industrial loans:
Commercial term	18	18	—	—	—
Commercial lines of credit	905	905	—	—	—
SBA commercial term	592	632	16	18	2
Total	$3,668	$3,797	$63	$63	$5

The following table presents information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Three Months Ended March 31,
	2021		2020
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$332	$6	$339	$5
SBA property	1,342	7	1,765	5
Commercial and industrial loans:
Commercial term	16	—	27	—
Commercial lines of credit	—	—	2,433	—
SBA commercial term	288	—	541	1
Total	$1,978	$13	$5,105	$11

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$28	$79
Less: interest income recognized on impaired loans on a cash basis	(13)	(11)
Interest income foregone on impaired loans	$15	$68

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	March 31, 2021			December 31, 2020
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$331	$—	$331	$333	$—	$333
SBA property	264	33	297	270	5	275
Commercial and industrial loans:
Commercial term	14	—	14	18	—	18
SBA commercial term	11	—	11	13	—	13
Total	$620	$33	$653	$634	$5	$639

The following table presents information on new loans that were modified as TDRs for the periods indicated:

	Three Months Ended March 31,
	2021			2020
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial loans:
SBA commercial term (1)	—	$—	$—	2	$37	$37
Total	—	$—	$—	2	$37	$37

(1)    Modified by deferral of principal payment.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of March 31, 2021 and December 31, 2020.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated none of allowance for loan losses as of March 31, 2021 and December 31, 2020.
The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the periods indicated:

	Three Months Ended March 31,
	2021		2020
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	—	$—	1	$26
Total	—	$—	1	$26

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Real estate loans:
Residential property	$—	$1,125
Commercial and industrial loans:
SBA commercial term	—	230
Total	$—	$1,355

The Company had no transfers of loans held-for-sale to held-for-investment during the three months ended March 31, 2021 and 2020.
The Company had no purchases of loans held-for-investment during the three months ended March 31, 2021 and 2020.
The Company had no sales of loans held-for-investment during the three months ended March 31, 2021 and 2020. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Real estate loans:
Residential property	$—	$300
SBA property	3,569	1,411
Commercial and industrial loans:
SBA commercial term	—	268
Total	$3,569	$1,979

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

Note 5 - Servicing Assets
At March 31, 2021 and December 31, 2020, total servicing assets were $6.3 million and $6.4 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $10.9 million and $11.5 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.2 million and $699 thousand, respectively, during the three months ended March 31, 2021 and 2020. Loan servicing income was $882 thousand and $554 thousand for the three months ended March 31, 2021 and 2020, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	March 31, 2021			December 31, 2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$105	$5,519	$629	$109	$5,642	$649
Fair value	$152	$10,836	$946	$133	$8,498	$888
Discount rate	6.33%	8.75%	9.64%	11.25%	13.25%	12.75%
Prepayment speed	25.10%	7.98%	10.46%	27.20%	9.99%	11.01%
Weighted average remaining life	22.8 years	21.1 years	6.8 years	23.1 years	21.1 years	6.6 years
Underlying loans being serviced	$21,356	$397,415	$74,210	$22,299	$400,982	$75,514

The following table presents activity in servicing assets for the periods indicated:

	Three Months Ended March 31,
	2021			2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$109	$5,642	$649	$171	$5,805	$822
Additions	—	207	37	—	122	42
Amortization	(4)	(330)	(57)	(18)	(479)	(107)
Balance at end of period	$105	$5,519	$629	$153	$5,448	$757

Note 6 - Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Balance at beginning of period	$1,401	$—
Additions	1,960	376
Sales	(1,025)	—
Net change in valuation allowance	—	—
Balance at end of period	$2,336	$376

The following table presents activity in OREO valuation allowance for the periods indicated:

Three Months Ended March 31,
($ in thousands)	2021	2020
Balance at beginning of period	$—	$—
Additions	—	—
Net direct write-downs and removal from sale	—	—
Balance at end of period	$—	$—

The following table presents expenses related to OREOs for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net gain (loss) on sales	$75	$—
Operating expenses, net of rental income	(63)	—
Total	$12	$—

The Company did not provide loans to finance the sale of its OREO property during the three months ended March 31, 2021.

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Operating lease cost (1)	$651	$691
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$699	$733
Right of use assets obtained in exchange for lease obligations	$105	$38

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Operating leases:
Operating lease assets	$7,145	$7,616
Operating lease liabilities	$7,935	$8,455
Weighted-average remaining lease term	4.1 years	4.3 years
Weighted-average discount rate	2.57%	2.60%

The following table presets maturities of operating lease liabilities as of March 31, 2021:

($ in thousands)	March 31, 2021
Maturities:
2021	$1,872
2022	2,385
2023	2,002
2024	726
2025	687
After 2025	818
Total lease payment	8,490
Imputed Interest	(555)
Present value of operating lease liabilities	$7,935

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had outstanding FHLB advances of $40.0 million and $80.0 million at March 31, 2021 and December 31, 2020, respectively. FHLB advances consisted of fixed interest rate term borrowings with original maturity terms ranging from one to five years and weighted-average interest rate of 0.76% at March 31, 2021. At December 31, 2020, FHLB advances consisted of fixed interest rate term borrowings with original maturity terms ranging from one to five years and weighted-average interest rate of 0.67%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At March 31, 2021 and December 31, 2020, loans pledged to secure borrowings from the FHLB were $816.5 million and $834.4 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.3 million and $8.3 million at March 31, 2021 and December 31, 2020, respectively. The Company had additional borrowing capacity of $440.7 million and $425.3 million from the FHLB as of March 31, 2021 and December 31, 2020, respectively.
Other Borrowing Arrangements
At March 31, 2021, the Company had $34.4 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $42.1 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at March 31, 2021.
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

Note 10 - Share-Based Compensation
On July 25, 2013, the Company adopted the 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of March 31, 2021, there were 499,670 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Share-based compensation expense related to:
Stock options	$28	$157
Restricted stock awards	62	37
Total share-based compensation expense	$90	$194
Related tax benefits	$20	$8

The following table presents unrecognized share-based compensation expense as of March 31, 2021:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$350	2.1 years
Restricted stock awards	646	2.8 years
Total unrecognized share-based compensation expense	$996	2.6 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued with exercise prices of the closing market price of the Company’s stock on the grant date, and generally have a three-to five-year vesting period with contractual terms of ten years. The following table represents stock option activity for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	718,935	$10.87	5.1 years	$—
Granted	20,000	$12.51	10.0 years
Exercised	(49,580)	$9.43	3.9 years
Forfeited	(10,000)	$17.47	8.0 years
Outstanding at end of period	679,355	$10.92	5.0 years	$2,770
Exercisable at end of period	565,256	$10.08	4.4 years	$2,781

The following table represents information regarding unvested stock options for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	121,199	$15.68
Granted	20,000	$12.51
Vested	(17,100)	$14.79
Forfeited	(10,000)	$17.47
Outstanding at end of period	114,099	$15.10

Restricted Stock Awards
The Company also has granted restricted stock awards (“RSAs”) to certain employees and officers. The RSAs are valued at the closing market price of the Company’s stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	30,300	$16.27
Granted	33,784	$10.36
Vested	(200)	$13.93
Forfeited	(1,000)	$15.53
Outstanding at end of period	62,884	$13.13

Note 11 - Income Taxes
Income tax expense was $3.6 million and $1.6 million, respectively, and the effective tax rate was 29.6% and 30.4%, respectively, for the three months ended March 31, 2021 and 2020.
At March 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of March 31, 2021, the Company is no longer subject to examination by taxing authorities for tax years before 2017 for federal taxes and before 2016 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
($ in thousands, except per share)	2021	2020
Basic earnings per share:
Net income	$8,560	$3,572
Less: income allocated to unvested restricted stock	(33)	(9)
Net income allocated to common stock	$8,527	$3,563
Weighted-average total common shares outstanding	15,443,120	15,543,473
Less: weighted-average unvested restricted stock	(58,777)	(37,774)
Weighted-average common shares outstanding, basic	15,384,343	15,505,699
Basic earnings per share	$0.55	$0.23
Diluted earnings per share:
Net income allocated to common stock	$8,527	$3,563
Weighted-average common shares outstanding, basic	15,384,343	15,505,699
Diluted effect of stock options	149,265	194,445
Weighted-average common shares outstanding, diluted	15,533,608	15,700,144
Diluted earnings per share	$0.55	$0.23

There were 173,000 and 163,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended March 31, 2021 and 2020, respectively.

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
As of March 31, 2021 and December 31, 2020, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	March 31, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$3,280	$165,101	$6,623	$150,247
Unfunded loan commitments	1,466	36,898	1,752	34,874
Standby letters of credit	2,971	1,814	2,971	1,814
Commercial letters of credit	219	—	—	—
Total	$7,936	$203,813	$11,346	$186,935

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained a reserve for off-balance sheet items of $235 thousand and $238 thousand, respectively, at March 31, 2021 and December 31, 2020, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of March 31, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 9.17% and 8.88%, respectively, as of March 31, 2021, and 9.22% and 8.95%, respectively, as of December 31, 2020. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$238,776	15.92%	$67,500	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	257,612	17.17%	120,000	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	238,776	15.92%	90,000	6.0%	N/A	N/A
Tier 1 capital (to average assets)	238,776	12.03%	79,371	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$234,302	15.62%	$67,497	4.5%	$97,496	6.5%
Total capital (to risk-weighted assets)	253,137	16.88%	119,995	8.0%	149,994	10.0%
Tier 1 capital (to risk-weighted assets)	234,302	15.62%	89,996	6.0%	119,995	8.0%
Tier 1 capital (to average assets)	234,302	11.81%	79,370	4.0%	99,212	5.0%
December 31, 2020
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$231,183	15.97%	$65,162	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	249,391	17.22%	115,843	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	231,183	15.97%	86,882	6.0%	N/A	N/A
Tier 1 capital (to average assets)	231,183	11.94%	77,452	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$227,268	15.70%	$65,160	4.5%	$94,120	6.5%
Total capital (to risk-weighted assets)	245,474	16.95%	115,840	8.0%	144,800	10.0%
Tier 1 capital (to risk-weighted assets)	227,268	15.70%	86,880	6.0%	115,840	8.0%
Tier 1 capital (to average assets)	227,268	11.74%	77,450	4.0%	96,813	5.0%

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the bank’s undivided profits or the bank’s net income for its last three fiscal years less the amount of any distribution made to the bank’s shareholder during the same period. As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a balance sheet test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Under the balance sheet test, the Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test.

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$20	$28
Account analysis fees	210	235
Non-sufficient funds charges	49	100
Other deposit related fees	14	27
Total service charges and fees on deposits	293	390
Debit card fees	59	69
Gain on sale of other real estate owned	75	—
Wire transfer fees	135	128
Other service charges	52	52
Total	$614	$639

Note 16 - Subsequent Events
Announcement of Stock Repurchase Plan. On April 8, 2021, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 775,000 shares, through September 7, 2021.
Dividend Declared on Common Stock. On April 22, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share. The dividend will be paid on or about May 14, 2021, to shareholders of record as of the close of business on May 7, 2021.
The Company has evaluated the effects of events that have occurred subsequent to March 31, 2021 through the issuance date of these consolidated financial statements (unaudited). Other than the events described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three months ended March 31, 2021. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2021	2020
Selected balance sheet data:
Cash and cash equivalents	$211,780	$188,919
Securities available-for-sale	127,114	98,568
Securities held-to-maturity	—	19,711
Loans held-for-sale	3,569	16,191
Loans held-for-investment, net of deferred loan costs (fees)	1,685,916	1,451,038
Allowance for loan losses	(25,514)	(16,674)
Total assets	2,050,672	1,799,937
Total deposits	1,753,771	1,477,442
Shareholders’ equity	240,263	224,125
Selected income statement data:
Interest income	$19,258	$21,660
Interest expense	1,439	5,094
Net interest income	17,819	16,566
Provision (reversal) for loan losses	(1,147)	2,896
Noninterest income	2,857	2,026
Noninterest expense	9,669	10,567
Income before income taxes	12,154	5,129
Income tax expense	3,594	1,557
Net income	8,560	3,572
Per share data:
Earnings per common share, basic	$0.55	$0.23
Earnings per common share, diluted	0.55	0.23
Book value per common share (1)	15.53	14.58
Cash dividends declared per common share	0.10	0.10

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2021	2020
Outstanding share data:
Number of common shares outstanding	15,468,242	15,370,086
Weighted-average common shares outstanding, basic	15,384,343	15,505,699
Weighted-average common shares outstanding, diluted	15,533,608	15,700,144
Selected performance ratios:
Return on average assets (2)	1.75%	0.81%
Return on average shareholders' equity (2)	14.66%	6.35%
Dividend payout ratio (3)	18.18%	43.48%
Efficiency ratio (4)	46.76%	56.84%
Yield on average interest-earning assets (2)	4.00%	5.03%
Cost of average interest-bearing liabilities (2)	0.52%	1.77%
Net interest spread (2)	3.48%	3.26%
Net interest margin (2), (5)	3.70%	3.85%
Total loans to total deposits ratio (6)	96.33%	99.31%
Asset quality:
Loans 30 to 89 days past due and still accruing	$108	$1,630
Nonperforming loans (7)	1,461	4,083
Nonperforming assets (8)	3,797	4,459
Net charge-offs (recoveries)	(151)	602
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.01%	0.11%
Nonperforming loans to loans held-for-investment	0.09%	0.28%
Nonperforming loans to allowance for loan losses	5.73%	24.49%
Nonperforming assets to total assets	0.19%	0.25%
Allowance for loan losses to loans held-for-investment	1.51%	1.15%
Allowance for loan losses to nonperforming loans	1,746.34%	408.38%
Net charge-offs (recoveries) to average loans held-for-investment (2)	(0.04)%	0.17%
Capital ratios:
Shareholders’ equity to total assets	11.72%	12.45%
Average equity to average assets	11.92%	12.77%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	15.92%	15.53%
Total capital (to risk-weighted assets)	17.17%	16.71%
Tier 1 capital (to risk-weighted assets)	15.92%	15.53%
Tier 1 capital (to average assets)	12.03%	12.57%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	15.62%	15.28%
Total capital (to risk-weighted assets)	16.88%	16.47%
Tier 1 capital (to risk-weighted assets)	15.62%	15.28%
Tier 1 capital (to average assets)	11.81%	12.37%

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

Executive Summary
Q1 2021 Financial Highlights
•Net income was $8.6 million for the three months ended March 31, 2021, an increase of $5.0 million, or 139.6%, from $3.6 million for the three months ended March 31, 2020;
◦The Company recorded a provision (reversal) for loan losses of $(1.1) million for the three months ended March 31, 2021 compared with $2.9 million for the three months ended March 31, 2020.
◦Net interest margin was 3.70% for the three months ended March 31, 2021 compared with 3.85% for the three months ended March 31, 2020.
•Total assets were $2.05 billion at March 31, 2021, an increase of $127.8 million, or 6.6%, from $1.92 billion at December 31, 2020;
•Loans held-for-investment, net of deferred costs (fees), were $1.69 billion at March 31, 2021, an increase of $102.3 million, or 6.5%, from $1.58 billion at December 31, 2020; and
◦SBA PPP loans totaled $218.7 million and $135.7 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company funded $104.3 million of SBA PPP loans.
◦Loans under modified terms related to COVID-19 pandemic totaled $19.8 million and $36.1 million at March 31, 2021 and December 31, 2020, respectively.
◦Allowance for loan losses to total loans held-for-investment ratio was 1.51% at March 31, 2021 compared with 1.67% at December 31, 2020.
•Total deposits were $1.75 billion at March 31, 2021, an increase of $158.9 million, or 10.0%, from $1.59 billion at December 31, 2020.
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
In order to support its customers, the Company has been in close contact with its customers, assessing the level of impact on their businesses, and putting a process in place to evaluate each client’s specific situation and provide relief programs where appropriate. SBA PPP loans totaled $218.7 million and loans under modified terms related to the COVID-19 pandemic totaled $19.8 million as of March 31, 2021. The Company had received SBA PPP forgiveness of $23.7 million as of March 31, 2021. On January 13, 2021, SBA began accepting applications for second draw PPP loans. The Company had funded SBA PPP loans of $104.3 million during the three months ended March 31, 2021. The Company is accepting applications and will continue to receive applications as long as funding remains available
In addition, the Company has been monitoring its liquidity and capital closely. As of March 31, 2021, the Company maintained $211.8 million, or 10.3% of total assets, of cash and cash equivalents and $540.1 million, or 26.3% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well capitalized requirements as of March 31, 2021.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
	2021			2020
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,641,634	$18,744	4.63%	$1,454,727	$20,406	5.64%
Mortgage backed securities	81,486	215	1.07%	57,503	329	2.30%
Collateralized mortgage obligation	24,888	57	0.93%	41,408	198	1.92%
SBA loan pool securities	11,673	52	1.81%	13,872	79	2.29%
Municipal securities - tax exempt (2)	5,804	36	2.52%	5,719	38	2.67%
Interest-bearing deposits in other financial institutions	180,706	45	0.10%	150,448	461	1.23%
FHLB and other bank stock	8,447	109	5.23%	8,345	149	7.18%
Total interest-earning assets	1,954,638	19,258	4.00%	1,732,022	21,660	5.03%
Noninterest-earning assets:
Cash and cash equivalents	19,072			18,850
Allowance for loan losses	(26,870)			(14,399)
Other assets	40,377			34,312
Total noninterest earning assets	32,579			38,763
Total assets	$1,987,217			$1,770,785
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$407,623	333	0.33%	$364,604	1,119	1.23%
Savings	10,609	1	0.04%	6,614	3	0.18%
Time deposits	635,613	977	0.62%	758,481	3,870	2.05%
Borrowings	75,556	128	0.69%	25,117	102	1.63%
Total interest-bearing liabilities	1,129,401	1,439	0.52%	1,154,816	5,094	1.77%
Noninterest-bearing liabilities:
Demand deposits	607,076			369,518
Other liabilities	13,950			20,365
Total noninterest-bearing liabilities	621,026			389,883
Total liabilities	1,750,427			1,544,699
Shareholders’ equity	236,790			226,086
Total liabilities and shareholders’ equity	$1,987,217			$1,770,785
Net interest income		$17,819			$16,566
Net interest spread (3)			3.48%			3.26%
Net interest margin (4)			3.70%			3.85%
Cost of funds (5)			0.34%			1.34%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $1.2 million and $121 thousand, respectively, and net accretion of discount on loans of $745 thousand and $1.0 million, respectively, are included in the interest income for the three months ended March 31, 2021 and 2020.
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

	Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate
Interest earned on:
Total loans	$2,622	$(4,284)	$(1,662)
Investment securities	29	(313)	(284)
Other interest-earning assets	117	(573)	(456)
Total interest income	2,768	(5,170)	(2,402)
Interest incurred on:
Savings, NOW, and money market deposits	142	(930)	(788)
Time deposits	(627)	(2,266)	(2,893)
Borrowings	205	(179)	26
Total interest expense	(280)	(3,375)	(3,655)
Change in net interest income	$3,048	$(1,795)	$1,253

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Interest income:
Interest and fees on loans	$18,744	$20,406	$(1,662)	(8.1)%
Interest on tax-exempt investment securities	36	38	(2)	(5.3)%
Interest on investment securities	324	606	(282)	(46.5)%
Interest and dividends on other interest-earning assets	154	610	(456)	(74.8)%
Total interest income	19,258	21,660	(2,402)	(11.1)%
Interest expense:
Interest on deposits	1,311	4,992	(3,681)	(73.7)%
Interest on borrowings	128	102	26	25.5%
Total interest expense	1,439	5,094	(3,655)	(71.8)%
Net interest income	$17,819	$16,566	$1,253	7.6%

Net interest income increased primarily due to a 125 basis point decrease in average cost on interest-bearing liabilities, a 12.9% increase in average balance of interest-earning assets, and a 2.2% decrease in average balance of interest-bearing liabilities, partially offset by a 103 basis point decrease in average yield on interest-earning assets.
Interest and fees on loans decreased primarily due to a 101 basis point decrease in average yield, partially offset by a 12.8% increase in average balance. The decrease in average yield was primarily due to the lower market rates, 1% contractual rate on SBA PPP loans, and a decrease in net accretion of discount, partially offset by an increase in amortization of net deferred fees. The decrease in net accretion of discount was primarily due to a decrease in loan payoffs on SBA loans. The increase in amortization of net deferred fees was primarily due to additional amortization of net deferred fees on SBA PPP loans.
Interest on investment securities decreased primarily due to a 101 basis point decrease in average yield, partially offset by a 4.5% increase in average balance. The decrease in average yield and the increase in average balance were primarily due to new investment securities purchased under low market rates during the past 12-month period. The Company purchased new investment securities of $52.1 million during the past 12-month period. For the three months ended March 31, 2021 and 2020, yield on total investment securities was 1.18% and 2.19%, respectively.

Interest income on other interest-earning assets decreased primarily due to a 122 basis point decrease in average yield, partially offset by a 19.1% increase in average balance. The decrease in average yield was primarily due to the lower rates on the account with Federal Reserve Bank. The increase in average balance was primarily due to placing higher balances into the interest-bearing account at the Federal Reserve Bank as a part of the Company’s strategic decision to increase its liquidity level by the increase in deposits and borrowings. For the three months ended March 31, 2021 and 2020, yield on total other interest-earning assets was 0.33% and 1.55%, respectively.
Interest expense on deposits decreased primarily due to a 128 basis point decrease in average cost of interest-bearing deposits and a 16.2% decrease in average balance of time deposits, partially offset by a 12.7% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of renewals of matured time deposits. For the three months ended March 31, 2021 and 2020, average cost on total interest-bearing deposits was 0.50% and 1.78%, respectively, and average cost on total deposits were 0.32% and 1.34%, respectively.
Interest expense on borrowings increased primarily due to increases in average balance and average cost of FHLB advances during the three months ended March 31, 2021. The Company maintained a higher balance of FHLB advances since the outbreak of the COVID-19 pandemic in March 2020 as a part of the Company’s liquidity management.
Provision (reversal) for Loan Losses
Provision (reversal) for loan losses was $(1.1) million and $2.9 million, respectively, for the three months ended March 31, 2021 and 2020. The reversal for loan losses for the three months ended March 31, 2021 was primarily due to the improvement in historical loss factors and qualitative adjustment factors reflecting general economic conditions.
See further discussion in “Allowance for Loan Losses.”
Noninterest Income
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Service charges and fees on deposits	$293	$390	$(97)	(24.9)%
Loan servicing income	882	554	328	59.2%
Gain on sale of loans	1,322	725	597	82.3%
Other income	360	357	3	0.8%
Total noninterest income	$2,857	$2,026	$831	41.0%

Service charges and fees on deposits decreased primarily due to a decrease in fee-based transactions.
Loan servicing income increased primarily due to a decrease in servicing asset amortization from a decrease in loan payoffs. Servicing asset amortization was $391 thousand and $604 thousand, respectively, for the three months ended March 31, 2021 and 2020.
Gain on sale of loans increased primarily due to a higher level of premium on SBA loans in the secondary market and an increase in sale volume of residential property loans. The Company sold SBA loans of $10.9 million with a gain of $1.2 million and residential property loans of $7.9 million with a gain of $127 thousand during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company sold SBA loans of $11.7 million with a gain of $704 thousand and residential property loans of $2.1 million with a gain of $21 thousand.
Other income primarily includes wire transfer fees of $135 thousand and $128 thousand, respectively, and debit card interchange fees of $59 thousand and $69 thousand, respectively, for the three months ended March 31, 2021 and 2020.

Noninterest Expense
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Salaries and employee benefits	$6,182	$6,551	$(369)	(5.6)%
Occupancy and equipment	1,371	1,380	(9)	(0.7)%
Professional fees	494	797	(303)	(38.0)%
Marketing and business promotion	138	179	(41)	(22.9)%
Data processing	377	358	19	5.3%
Director fees and expenses	138	221	(83)	(37.6)%
Regulatory assessments	208	219	(11)	(5.0)%
Other expenses	761	862	(101)	(11.7)%
Total noninterest expense	$9,669	$10,567	$(898)	(8.5)%

Salaries and employee benefits decreased primarily due to direct loan origination costs of $750 thousand related to SBA PPP loan production, which offsets the recognition of salaries expense, and a decrease in other employee benefits, partially offset by an increase in bonus accrual. The number of full-time equivalent employees was 246 at March 31, 2021 compared to 259 at March 31, 2020.
Professional fees decreased primarily due to decreases in expenses related to the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) compliance enhancements. The consent order related to the BSA/AML compliance was terminated on September 30, 2020.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to a decrease in number of directors and a severance payment of $45 thousand for a former director who passed away during the three months ended March 31, 2020.
Regulatory assessment expense decreased primarily due to a decrease in the assessment base as SBA PPP loans are excluded from the assessment base.
Other expenses primarily included $157 thousand and $126 thousand in loan related expenses, $307 thousand and $380 thousand in office expense, and $114 thousand and $147 thousand in armed guard expense for the three months ended March 31, 2021 and 2020, respectively.
Income Tax Expense
Income tax expense was $3.6 million and $1.6 million, respectively, and the effective tax rate was 29.6% and 30.4%, respectively, for the three months ended March 31, 2021 and 2020.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$86,999	$87,220	$221	$74,622	$76,154	$1,532
Residential collateralized mortgage obligations	22,825	23,097	272	26,216	26,467	251
SBA loan pool securities	10,920	11,050	130	11,753	12,080	327
Municipal bonds	5,360	5,747	387	5,370	5,826	456
Total securities available-for-sale	$126,104	$127,114	$1,010	$117,961	$120,527	$2,566

Total investment securities were $127.1 million at March 31, 2021, an increase of $6.6 million, or 5.5%, from $120.5 million at December 31, 2020. The increase was primarily due to purchases of $20.2 million, partially offset by principal paydowns of $11.8 million, a decrease in fair value of securities available-for-sale of $1.6 million, and net premium amortization of $310 thousand.
The Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. All individual securities in a continuous unrealized loss position for 12 months or more as of March 31, 2021 and December 31, 2020 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2021 and December 31, 2020. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three months ended March 31, 2021 and 2020.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of March 31, 2021:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$673	1.54%	$9,328	1.56%	$76,998	1.58%	$86,999	1.58%
Residential collateralized mortgage obligations	—	—%	—	—%	11,252	0.72%	11,573	1.79%	22,825	1.26%
SBA loan pool securities	—	—%	803	2.58%	1,722	0.67%	8,395	2.01%	10,920	1.84%
Municipal bonds	—	—%	2,183	2.02%	841	2.27%	2,336	3.53%	5,360	2.72%
Total securities available-for-sale	$—	—%	$3,659	2.06%	$23,143	1.11%	$99,302	1.69%	$126,104	1.59%

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

($ in thousands)	March 31, 2021	December 31, 2020
Real estate loans:
Residential property	$—	$300
SBA property	3,569	1,411
Commercial and industrial loans:
SBA commercial term	—	268
Total	$3,569	$1,979

Loans held-for-sale were $3.6 million at March 31, 2021, an increase of $1.6 million, or 80.3%, from $2.0 million at December 31, 2020. The increase was primarily due to new funding of $20.4 million and a loan transferred from loans held-for-investment of $378 thousand, partially offset by sales of $19.2 million.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	March 31, 2021		December 31, 2020
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$922,536	54.6%	$880,736	55.5%
Residential property	190,990	11.2%	198,431	12.5%
SBA property	125,989	7.5%	126,570	8.0%
Construction	13,151	0.8%	15,199	1.0%
Total real estate loans	1,252,666	74.1%	1,220,936	77.0%
Commercial and industrial loans:
Commercial term	80,361	4.8%	87,250	5.5%
Commercial lines of credit	91,970	5.5%	96,087	6.1%
SBA commercial term	21,078	1.3%	21,878	1.4%
SBA PPP	218,709	13.0%	135,654	8.6%
Total commercial and industrial loans	412,118	24.6%	340,869	21.6%
Other consumer loans	21,132	1.3%	21,773	1.4%
Loans held-for-investment	1,685,916	100.0%	1,583,578	100.0%
Allowance for loan losses	(25,514)		(26,510)
Net loans held-for-investment	$1,660,402		$1,557,068

Loans held-for-investment, net of deferred loan costs (fees) were $1.69 billion at March 31, 2021, an increase of $102.3 million, or 6.5%, from $1.58 billion at December 31, 2020. The increase was primarily due to new funding of $190.4 million and advances of $27.8 million, partially offset by paydowns and payoffs of $115.4 million. SBA PPP loan production contributed significantly to the Company’s loan growth for the three months ended March 31, 2021.

Loan Modifications Related to the COVID-19 Pandemic
The Company provided modifications, including payment deferments and interest only payments, to customers that were adversely affected by the COVID-19 pandemic. As of March 31, 2021, all loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. The following table presents a summary of loans under modified terms related to the COVID-19 pandemic as of March 31, 2021:

	Modification Type			Weighted-Average Contractual Rate	Loan-to-Value (1)	Accrued Interest Receivable
($ in thousands)	Payment Deferment	Interest Only	Total
Real estate loans:
Commercial property	$—	$11,830	$11,830	3.59%	45.6%	$77
Residential property	349	—	349	3.25%	51.4%	5
SBA property	—	1,627	1,627	4.94	73.8%	27
Commercial and industrial loans:
Commercial term	—	5,506	5,506	3.88%		92
SBA commercial term	—	513	513	5.50%		3
Total	$349	$19,476	$19,825	3.82%		$204
Loans held-for-investment			$1,685,916
SBA PPP loans			218,709
Loans held-for-investment, excluding SBA PPP loans			$1,467,207
Total loans under modified terms related to the COVID-19 pandemic to loans held-for-investment, excluding SBA PPP loans			1.4%

(1)    Collateral value at origination
The following table presents a summary of remaining modifications terms of loans under modified terms related to the COVID-19 pandemic as of March 31, 2021:

	Remaining Terms of
($ in thousands)	Three Months or Less	Three to Six Months	Total
Real estate loans:
Commercial property	$—	$11,830	$11,830
Residential property	349	—	349
SBA property	1,627	—	1,627
Commercial and industrial loans:
Commercial term	1,880	3,626	5,506
SBA commercial term	513	—	513
Total	$4,369	$15,456	$19,825

The following table presents a summary of loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of March 31, 2021:

($ in thousands)	Carrying Value	Accrued Interest Receivable
Real estate loans:
Commercial property	$356,265	$2,510
Residential property	37,070	760
SBA property	2,576	29
Commercial and industrial loans:
Commercial term	41,379	100
SBA commercial term	1,413	7
Other consumer loans	1,116	3
Total	$439,819	$3,409

The following table presents activity in loans under modified terms related to the COVID-19 pandemic for the three months ended March 31, 2021.

	Real Estate Loans			Commercial and Industrial Loans
($ in thousands)	Commercial Property	Residential Property	SBA Property	Commercial Term	SBA Commercial Term	Total
Balance at January 1, 2021	$24,132	$425	$4,192	$5,527	$1,841	$36,117
Modification early terminated (1)	—	—	(2,576)	—	(1,338)	(3,914)
Modification expired	(22,112)	(423)	—	(2,461)	—	(24,996)
Subsequent modification	11,829	—	—	2,461	—	14,290
New modification	—	349	—	—	—	349
Amortization	(2,019)	(2)	11	(21)	10	(2,021)
Balance at March 31, 2021	$11,830	$349	$1,627	$5,506	$513	$19,825

(1)    Termination of modifications at the request of the borrower.
SBA Paycheck Protection Program
The following table presents a summary of SBA PPP loans as of March 31, 2021:

($ in thousands)	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	1,354	$26,998	$28,032
Over $50,000 and less than $350,000	755	94,612	97,341
Over $350,000 and less than $2,000,000	136	86,755	88,430
$2,000,000 or more	4	10,344	10,427
Total	2,249	$218,709	$224,230

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
Individual loans considered to be uncollectible are charged off against the allowance for loan losses. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is confirmed. Recoveries on loans previously charged off are added to the allowance for loan losses. Annualized net charge-offs (recoveries) to average loans held-for-investment were (0.04)% and 0.17% for the three months ended March 31, 2021 and 2020, respectively.

The following table presents allowance for loan losses to loans held-for-investment as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Loans held-for-investment	$1,685,916	$1,583,578
Less: SBA PPP loans	218,709	135,654
Loans held-for-investment, excluding SBA PPP loans	$1,467,207	$1,447,924
Allowance for loan losses	$25,514	$26,510
Allowance for loan losses to loans held-for-investment	1.51%	1.67%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.74%	1.83%

The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at March 31, 2021 and December 31, 2020.
The decrease in allowance for loan losses to loans held-for-investment was primarily due to improvement in historical loss factors and qualitative adjustment factors reflecting general economic conditions.
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
The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands)	2021	2020
Allowance for loan losses:
Balance at beginning of period	$26,510	$14,380
Charge-offs:
Real estate	18	27
Commercial and industrial	5	675
Other consumer	22	76
Total charge-offs	45	778
Recoveries on loans previously charged off
Real estate	30	56
Commercial and industrial	149	91
Other consumer	17	29
Total recoveries	196	176
Net charge-offs (recoveries)	(151)	602
Provision (reversal) for loan losses	(1,147)	2,896
Balance at end of period	$25,514	$16,674
Loans held-for-investment:
Balance at end of period	$1,685,916	$1,451,038
Average balance	1,638,112	1,445,134
Ratios:
Annualized net charge-offs (recoveries) to average loans held-for-investment	(0.04)%	0.17%
Allowance for loan losses to loans held-for-investment	1.51%	1.15%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Commercial property	$—	$524	$(524)	(100.0)%
Residential property	—	189	(189)	(100.0)%
SBA property	841	885	(44)	(5.0)%
Total real estate loans	841	1,598	(757)	(47.4)%
Commercial and industrial loans:
Commercial lines of credit	—	904	(904)	(100.0)%
SBA commercial term	568	595	(27)	(4.5)%
Total commercial and industrial loans	568	1,499	(931)	(62.1)%
Other consumer loans	52	66	(14)	(21.2)%
Total nonaccrual loans	1,461	3,163	(1,702)	(53.8)%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	1,461	3,163	(1,702)	(53.8)%
Other real estate owned	2,336	1,401	935	66.7%
Total nonperforming assets	$3,797	$4,564	$(767)	(16.8)%

Nonperforming loans to loans held-for-investment	0.09%	0.20%
Nonperforming assets to total assets	0.19%	0.24%

The decrease in total nonaccrual loans was primarily due to paydowns and payoffs of $1.6 million and a loan transferred to OREO of $905 thousand, partially offset by loans placed on nonaccrual status of $863 thousand during the three months ended March 31, 2021. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $19 thousand would have been recorded during the three months ended March 31, 2021, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	March 31, 2021			December 31, 2020
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$331	$—	$331	$333	$—	$333
SBA property	264	33	297	270	5	275
Commercial and industrial loans:
Commercial term	14	—	14	18	—	18
SBA commercial term	11	—	11	13	—	13
Total	$620	$33	$653	$634	$5	$639

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$715,719	$538,009	$177,710	33.0%
Interest-bearing deposits:
Savings	11,271	10,481	790	7.5%
NOW	19,380	21,604	(2,224)	(10.3)%
Retail money market accounts	381,704	351,739	29,965	8.5%
Brokered money market accounts	4	25,002	(24,998)	(100.0)%
Retail time deposits of:
$250,000 or less	276,232	299,431	(23,199)	(7.7)%
More than $250,000	166,845	168,683	(1,838)	(1.1)%
Time deposits from internet rate service providers	17,616	24,902	(7,286)	—%
Brokered time deposits	65,000	55,000	10,000	18.2%
Time deposits from California State Treasurer	100,000	100,000	—	—%
Total interest-bearing deposits	1,038,052	1,056,842	(18,790)	(1.8)%
Total deposits	$1,753,771	$1,594,851	$158,920	10.0%

The increase in noninterest-bearing demand deposits was primarily due to the deposit increases from customers with SBA PPP loans and SBA Economic Injury Disaster Loans, as well as the overall liquid deposit market. A total of $91.4 million of SBA PPP loans were funded through the Bank's noninterest-bearing demand deposits and deposit customers also received $10.1 million of SBA Economic Injury Disaster Loans of during the three months ended March 31, 2021.
The decrease in retail time deposits was primarily due to matured and closed accounts of $195.6 million, partially offset by new accounts of $31.6 million and renewals of the matured accounts of $136.2 million.
As of March 31, 2021 and December 31, 2020, total deposits were comprised of 40.8% and 33.7%, respectively, of noninterest-bearing demand accounts, 23.5% and 25.7%, respectively, of savings, NOW and money market accounts, and 35.7% and 40.6%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $2.8 million and $2.7 million, respectively, at March 31, 2021 and December 31, 2020.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
March 31, 2021
Time deposits less than $100,000	$19,598	$19,490	$101,522	$6,510	$1,276	$148,396
Time deposits of $100,000 through $250,000	61,029	45,552	102,544	1,327	—	210,452
Time deposits of more than $250,000	140,497	40,771	82,952	2,625	—	266,845
Total	$221,124	$105,813	$287,018	$10,462	$1,276	$625,693
December 31, 2020
Time deposits less than $100,000	$83,751	$18,482	$32,112	$7,975	$1,528	$143,848
Time deposits of $100,000 through $250,000	91,727	57,715	81,622	4,421	—	235,485
Time deposits of more than $250,000	156,507	35,000	72,553	4,623	—	268,683
Total	$331,985	$111,197	$186,287	$17,019	$1,528	$648,016

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $240.3 million at March 31, 2021, an increase of $6.5 million, or 2.8%, from $233.8 million at December 31, 2020. The increase was primarily due to net income of $8.6 million and cash proceeds from exercise of stock options of $468 thousand, partially offset by a negative fair value change in securities available-for-sale of $1.1 million and dividends declared on common stock of $1.5 million.
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
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of March 31, 2021 and December 31, 2020. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
March 31, 2021
Common tier 1 capital (to risk-weighted assets)	15.92%	15.62%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.17%	16.88%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.92%	15.62%	6.0%	8.0%
Tier 1 capital (to average assets)	12.03%	11.81%	4.0%	5.0%
December 31, 2020
Common tier 1 capital (to risk-weighted assets)	15.97%	15.70%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.22%	16.95%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.97%	15.70%	6.0%	8.0%
Tier 1 capital (to average assets)	11.94%	11.74%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 9.17% and 8.88%, respectively, as of March 31, 2021, and 9.22% and 8.95%, respectively, as of December 31, 2020.

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
The Company had $40.0 million and $80.0 million of outstanding FHLB advances at March 31, 2021 and December 31, 2020, respectively. Based on the values of loans pledged as collateral, the Company had $440.7 million and $425.3 million of additional borrowing capacity with FHLB as of March 31, 2021 and December 31, 2020, respectively. The Company also had $65.0 million and $65.0 million, respectively, of available unused unsecured federal funds lines at March 31, 2021 and December 31, 2020.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at March 31, 2021 and December 31, 2020 was $34.4 million and $35.8 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $42.1 million and $44.1 million as of March 31, 2021 and December 31, 2020, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of March 31, 2021 and December 31, 2020, total cash and cash equivalents represented 10.3% and 10.1% of total assets, respectively.
On June 30, 2020, the Company also transferred securities held-to-maturity of $18.8 million to securities available-for-sale in order to secure additional liquidity on balance sheet. As of March 31, 2021, management was able to maintain strong on-and off-balance sheet liquidity as a result of proactive liquidity management in response to the COVID-19 pandemic.
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

	March 31, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$3,280	$165,101	$6,623	$150,247
Unfunded loan commitments	1,466	36,898	1,752	34,874
Standby letters of credit	2,971	1,814	2,971	1,814
Commercial letters of credit	219	—	—	—
Total	$7,936	$203,813	$11,346	$186,935

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
March 31, 2021
Time deposits	$613,955	$10,462	$1,276	$—	$625,693
FHLB advances	30,000	10,000	—	—	40,000
Operating leases	1,872	4,387	1,413	818	8,490
Total	$645,827	$24,849	$2,689	$818	$674,183
December 31, 2020
Time deposits	$629,469	$17,019	$1,528	$—	$648,016
FHLB advances	70,000	10,000	—	—	80,000
Operating leases	2,494	4,342	1,413	818	9,067
Total	$701,963	$31,361	$2,941	$818	$737,083

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	March 31, 2021		December 31, 2020
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+300	35.7%	19.0%	28.9%	17.4%
+200	23.7%	14.2%	19.4%	13.3%
+100	11.8%	7.9%	9.8%	7.6%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2021 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at March 31, 2021. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 1A - Risk Factors
Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2021.
The following table presents share repurchase activities during the three months ended March 31, 2021:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From January 1, 2021 to January 31, 2021	—	$—	—	$—
From February 1, 2021 to February 28, 2021	—	—	—	$—
From March 1, 2021 to March 31, 2021	—	—	—	$—
Total	—	$—	—

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
On April 8, 2021, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 775,000 shares, through September 7, 2021.
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

PCB Bancorp

Date:	May 6, 2021	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2021	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)