Form 10-Q
period 2021-06-30
PCB BANCORP
filed 2021-08-05
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of July 30, 2021, the registrant had outstanding 14,824,357 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2021

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$18,417	$19,605
Interest-bearing deposits in other financial institutions	156,204	174,493
Total cash and cash equivalents	174,621	194,098
Securities available-for-sale, at fair value	135,479	120,527
Loans held-for-sale	11,255	1,979
Loans held-for-investment, net of deferred loan costs (fees)	1,719,656	1,583,578
Allowance for loan losses	(24,889)	(26,510)
Net loans held-for-investment	1,694,767	1,557,068
Premises and equipment, net	3,576	4,048
Federal Home Loan Bank and other restricted stock, at cost	8,577	8,447
Other real estate owned, net	—	1,401
Deferred tax assets, net	7,892	8,120
Servicing assets	6,482	6,400
Operating lease assets	6,595	7,616
Accrued interest receivable	6,741	9,334
Other assets	4,018	3,815
Total assets	$2,060,003	$1,922,853
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$795,741	$538,009
Savings, NOW and money market accounts	391,975	408,826
Time deposits of $250,000 or less	336,531	379,333
Time deposits of more than $250,000	273,401	268,683
Total deposits	1,797,648	1,594,851
Federal Home Loan Bank advances	10,000	80,000
Operating lease liabilities	7,338	8,455
Accrued interest payable and other liabilities	6,076	5,759
Total liabilities	1,821,062	1,689,065
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 14,854,315 and 15,385,878 shares issued and outstanding, respectively, and included 62,884 and 30,300 shares of unvested restricted stock, respectively, at June 30, 2021 and December 31, 2020	154,796	164,140
Retained earnings	83,002	67,692
Accumulated other comprehensive income, net	1,143	1,956
Total shareholders’ equity	238,941	233,788
Total liabilities and shareholders’ equity	$2,060,003	$1,922,853

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$19,511	$18,273	$38,255	$38,679
Tax-exempt investment securities	37	38	73	76
Taxable investment securities	338	501	662	1,107
Other interest-earning assets	165	161	319	771
Total interest income	20,051	18,973	39,309	40,633
Interest expense:
Deposits	1,000	3,409	2,311	8,401
Other borrowings	55	201	183	303
Total interest expense	1,055	3,610	2,494	8,704
Net interest income	18,996	15,363	36,815	31,929
Provision (reversal) for loan losses	(934)	3,855	(2,081)	6,751
Net interest income after provision for loan losses	19,930	11,508	38,896	25,178
Noninterest income:
Service charges and fees on deposits	302	275	595	665
Loan servicing income	545	902	1,427	1,456
Gain on sale of loans	3,967	1,498	5,289	2,223
Other income	337	243	697	600
Total noninterest income	5,151	2,918	8,008	4,944
Noninterest expense:
Salaries and employee benefits	7,125	5,761	13,307	12,312
Occupancy and equipment	1,388	1,400	2,759	2,780
Professional fees	658	509	1,152	1,306
Marketing and business promotion	516	548	654	727
Data processing	396	366	773	724
Director fees and expenses	151	107	289	328
Regulatory assessments	179	242	387	461
Other expenses	726	763	1,487	1,625
Total noninterest expense	11,139	9,696	20,808	20,263
Income before income taxes	13,942	4,730	26,096	9,859
Income tax expense	4,098	1,363	7,692	2,920
Net income	$9,844	$3,367	$18,404	$6,939

Earnings per common share, basic	$0.65	$0.22	$1.20	$0.45
Earnings per common share, diluted	$0.64	$0.22	$1.19	$0.45

Weighted-average common shares outstanding, basic	15,115,561	15,337,405	15,249,210	15,421,552
Weighted-average common shares outstanding, diluted	15,309,873	15,373,655	15,425,308	15,522,626

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$9,844	$3,367	$18,404	$6,939
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	403	712	(1,153)	2,054
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	787	—	787
Income tax benefit (expense) related to items of other comprehensive income (loss)	(118)	(448)	340	(842)
Total other comprehensive income (loss), net of tax	285	1,051	(813)	1,999
Total comprehensive income	$10,129	$4,418	$17,591	$8,938

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2020	15,370,086	$163,532	$59,702	$891	$224,125
Comprehensive income
Net income	—	—	3,367	—	3,367
Other comprehensive income, net of tax	—	—	—	1,051	1,051
Share-based compensation expense	—	198	—	—	198
Stock options exercised	7,849	29	—	—	29
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,537)	—	(1,537)
Balance at June 30, 2020	15,377,935	$163,759	$61,532	$1,942	$227,233

Balance at April 1, 2021	15,468,242	$164,698	$74,707	$858	$240,263
Comprehensive income
Net income	—	—	9,844	—	9,844
Other comprehensive income, net of tax	—	—	—	285	285
Repurchase of common stock	(646,334)	(10,333)	—	—	(10,333)
Share-based compensation expense	—	117	—	—	117
Stock options exercised	32,407	314	—	—	314
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,549)	—	(1,549)
Balance at June 30, 2021	14,854,315	$154,796	$83,002	$1,143	$238,941

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	15,707,016	$169,221	$57,670	$(57)	$226,834
Comprehensive income
Net income	—	—	6,939	—	6,939
Other comprehensive income, net of tax	—	—	—	1,999	1,999
Issuance of restricted stock	1,000	—	—	—	—
Repurchase of common stock	(428,474)	(6,487)	—	—	(6,487)
Share-based compensation expense	—	392	—	—	392
Stock options exercised	98,393	633	—	—	633
Cash dividends declared on common stock ($0.20 per share)	—	—	(3,077)	—	(3,077)
Balance at June 30, 2020	15,377,935	$163,759	$61,532	$1,942	$227,233

Balance at January 1, 2021	15,385,878	$164,140	$67,692	$1,956	$233,788
Comprehensive income (loss)
Net income	—	—	18,404	—	18,404
Other comprehensive loss, net of tax	—	—	—	(813)	(813)
Issuance of restricted stock	33,784	—	—	—	—
Forfeiture of restricted stock	(1,000)	—	—	—	—
Repurchase of common stock	(646,334)	(10,333)	—	—	(10,333)
Share-based compensation expense	—	207	—	—	207
Stock options exercised	81,987	782	—	—	782
Cash dividends declared on common stock ($0.20 per share)	—	—	(3,094)	—	(3,094)
Balance at June 30, 2021	14,854,315	$154,796	$83,002	$1,143	$238,941

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$18,404	$6,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	719	745
Net amortization of premiums on securities	590	413
Net accretion of discounts on loans	(1,757)	(1,558)
Net accretion of deferred loan costs (fees)	(2,679)	(770)
Amortization of servicing assets	970	996
Provision (reversal) for loan losses	(2,081)	6,751
Deferred tax expense (benefit)	568	(1,901)
Stock-based compensation	207	392
Gain on sale of loans	(5,289)	(2,223)
Originations of loans held-for-sale	(63,646)	(48,559)
Proceeds from sales of and principal collected on loans held-for-sale	59,576	49,247
Change in accrued interest receivable and other assets	2,390	(3,039)
Change in accrued interest payable and other liabilities	(767)	(2,623)
Net cash provided by operating activities	7,205	4,810
Cash flows from investing activities
Purchase of securities available-for-sale	(39,538)	(24,394)
Proceeds from maturities and paydowns of securities available-for-sale	22,843	15,184
Proceeds from maturities and paydowns of securities held-to-maturity	—	1,309
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	1,899	664
Net change in loans held-for-investment	(134,455)	(103,260)
Purchase of loans held-for-investment	(636)	—
Purchase of Federal Home Loan Bank stock	(130)	(102)
Proceeds from sale of other real estate owned	3,434	—
Purchases of premises and equipment	(251)	(1,528)
Net cash used in investing activities	(146,834)	(112,127)
Cash flows from financing activities
Net change in deposits	202,797	167,623
Proceeds from long-term Federal Home Loan Bank advances	—	140,000
Repayment of long-term Federal Home Loan Bank advances	(70,000)	(30,000)
Stock options exercised	782	633
Repurchase of common stock	(10,333)	(6,487)
Cash dividends paid on common stock	(3,094)	(3,077)
Net cash provided by financing activities	120,152	268,692
Net increase (decrease) in cash and cash equivalents	(19,477)	161,375
Cash and cash equivalents at beginning of period	194,098	146,228
Cash and cash equivalents at end of period	$174,621	$307,603

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Interest paid	$3,872	$10,822
Income taxes paid	5,777	4,131
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$1,899	$1,355
Loans transferred to other real estate owned	905	54
Reclassification of securities held-to-maturity to securities available-for-sale	—	18,777
Right of use assets obtained in exchange for lease obligations	136	54

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is Pacific City Bank (the “Bank”). The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and 10 loan production offices (“LPOs”) in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Atlanta, Georgia; Chicago, Illinois; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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
As of June 30, 2021, the Company’s loans under modified terms related to the COVID-19 pandemic, including payment deferments and interest only payments, totaled $16.2 million. All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less and loans that are granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, are classified as special mention or substandard. In addition, all loans under modified terms related to the COVID-19 pandemic were current and on accrual status as of June 30, 2021; however, all of these loans are monitored on an ongoing basis in accordance with each loan’s covenants and conditions for potential downgrade or change in accrual status.
Small Business Administration Paycheck Protection Program
The Small Business Administration (“SBA”) launched the Paycheck Protection Program (“PPP”) to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the commercial and industrial loans portfolio and have an interest rate of 1%. The substantial majority of the SBA PPP loans funded in 2020 in the Company’s portfolio have a maturity of two years. On January 13, 2021, the SBA began accepting applications for second draw PPP loans. During the six months ended June 30, 2021, the Company had funded 1,153 SBA PPP loans totaling $107.0 million, net of unamortized deferred fees and costs. SBA PPP loans funded in 2021 have a maturity of five years.
As of June 30, 2021, the Company had 1,746 SBA PPP loans totaling $181.0 million, net of unamortized deferred fees and costs and recognized $65.6 million in forgiveness for 1,061 SBA PPP loans. The Company defers loan origination fees on SBA PPP loans and amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at June 30, 2021 and December 31, 2020.
Adopted Accounting Pronouncements
During the six months ended June 30, 2021, there were no significant accounting pronouncements applicable to the Company that became effective.
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
Impaired loans: Certain collateral-dependent impaired loans are recognized at fair value when they reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants, and are classified as Level 3.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$95,579	$—	$95,579
Residential collateralized mortgage obligations	—	23,379	—	23,379
SBA loan pool securities	—	10,762	—	10,762
Municipal bonds	—	5,759	—	5,759
Total securities available-for-sale	—	135,479	—	135,479
Total assets measured at fair value on a recurring basis	$—	$135,479	$—	$135,479
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$76,154	$—	$76,154
Residential collateralized mortgage obligations	—	26,467	—	26,467
SBA loan pool securities	—	12,080	—	12,080
Municipal bonds	—	5,826	—	5,826
Total securities available-for-sale	—	120,527	—	120,527
Total assets measured at fair value on a recurring basis	$—	$120,527	$—	$120,527
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2021
Impaired loans:
SBA property	$—	$—	$179	$179
Total impaired loans	—	—	179	179
Total assets measured at fair value on a non-recurring basis	$—	$—	$179	$179
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2020
Impaired loans:
SBA property	$—	$—	$218	$218
Commercial lines of credit	—	—	904	904
SBA commercial term	—	—	255	255
Total impaired loans	—	—	1,377	1,377
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,377	$1,377
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
June 30, 2021
Impaired loans:
SBA property	$179	Fair value of collateral	NM	NM
December 31, 2020
Impaired loans:
SBA property	$218	Fair value of collateral	NM	NM
Commercial lines of credit	$904	Sales comparison approach	Adjustment for differences between the comparable estate sales	5% to 9% (7.6%)
SBA commercial term	$255	Fair value of collateral	NM	NM

For assets measured at fair value, the following table presents the total net gains (losses), which include charge-offs, recoveries, and specific reserves recorded for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Collateral dependent impaired loans:
SBA property	$15	$(111)	$32	$(138)
Commercial lines of credit	—	(214)	(136)	(720)
SBA commercial term	—	—	(30)	(164)
Other real estate owned	(1)	—	74	—
Net gains (losses) recognized	$14	$(325)	$(60)	$(1,022)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2021
Financial assets:
Interest-bearing deposits in other financial institutions	$156,204	$156,204	$156,204	$—	$—
Securities available-for-sale	135,479	135,479	—	135,479	—
Loans held-for-sale	11,255	12,486	—	12,486	—
Net loans held-for-investment	1,694,767	1,709,373	—	—	1,709,373
FHLB and other restricted stock	8,577	N/A	N/A	N/A	N/A
Accrued interest receivable	6,741	6,741	8	303	6,430
Financial liabilities:
Deposits	$1,797,648	$1,776,231	$—	$—	$1,776,231
FHLB advances	10,000	10,189	—	10,189	—
Accrued interest payable	848	848	—	1	847
December 31, 2020
Financial assets:
Interest-bearing deposits in other financial institutions	$174,493	$174,493	$174,493	$—	$—
Securities available-for-sale	120,527	120,527	—	120,527	—
Loans held-for-sale	1,979	2,112	—	2,112	—
Net loans held-for-investment	1,557,068	1,574,063	—	—	1,574,063
FHLB and other restricted stock	8,447	N/A	N/A	N/A	N/A
Accrued interest receivable	9,334	9,334	1	322	9,011
Financial liabilities:
Deposits	$1,594,851	$1,594,112	$—	$—	$1,594,112
FHLB advances	80,000	80,321	—	80,321	—
Accrued interest payable	2,226	2,226	—	2	2,224

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$95,172	$1,022	$(615)	$95,579
Residential collateralized mortgage obligations	23,126	262	(9)	23,379
SBA loan pool securities	10,418	349	(5)	10,762
Municipal bonds	5,350	409	—	5,759
Total securities available-for-sale	$134,066	$2,042	$(629)	$135,479
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$74,622	$1,558	$(26)	$76,154
Residential collateralized mortgage obligations	26,216	294	(43)	26,467
SBA loan pool securities	11,753	349	(22)	12,080
Municipal bonds	5,370	456	—	5,826
Total securities available-for-sale	$117,961	$2,657	$(91)	$120,527

As of June 30, 2021 and December 31, 2020, pledged securities were $111.6 million and $117.8 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of June 30, 2021. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	2,174	2,247
Five to ten years	838	862
Greater than ten years	2,338	2,650
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	128,716	129,720
Total	$134,066	$135,479

The Company had no proceeds from sales and calls of securities available-for-sale during the three and six months ended June 30, 2021 and 2020.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$44,227	$(615)	21	$—	$—	—	$44,227	$(615)	21
Residential collateralized mortgage obligations	3,224	(9)	2	—	—	—	3,224	(9)	2
SBA loan pool securities	—	—	—	160	(5)	1	160	(5)	1
Total securities available-for-sale	$47,451	$(624)	23	$160	$(5)	1	$47,611	$(629)	24
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$5,773	$(26)	4	$—	$—	—	$5,773	$(26)	4
Residential collateralized mortgage obligations	2,424	(4)	3	5,127	(39)	6	7,551	(43)	9
SBA loan pool securities	1,677	(4)	2	1,869	(18)	4	3,546	(22)	6
Total securities available-for-sale	$9,874	$(34)	9	$6,996	$(57)	10	$16,870	$(91)	19

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
All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2021 and December 31, 2020 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2021 and December 31, 2020. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and six months ended June 30, 2021 and 2020.

Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Real estate loans:
Commercial property	$997,918	$880,736
Residential property	196,983	198,431
SBA property	124,251	126,570
Construction	13,475	15,199
Total real estate loans	1,332,627	1,220,936
Commercial and industrial loans:
Commercial term	74,503	87,250
Commercial lines of credit	90,286	96,087
SBA commercial term	19,614	21,878
SBA PPP	181,019	135,654
Total commercial and industrial loans	365,422	340,869
Other consumer loans	21,607	21,773
Loans held-for-investment	1,719,656	1,583,578
Allowance for loan losses	(24,889)	(26,510)
Net loans held-for-investment	$1,694,767	$1,557,068

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of June 30, 2021 and December 31, 2020, the Company had $427 thousand and $3.9 million, respectively, of such loans outstanding.
SBA PPP loans
The following table presents a summary of SBA PPP loans as of June 30, 2021:

($ in thousands)	Number of Loans	Amount
Loan amount:
$50,000 or less	1,050	$20,145
Over $50,000 and less than $350,000	572	76,615
Over $350,000 and less than $2,000,000	123	81,079
$2,000,000 or more	1	3,180
Total	1,746	$181,019

Loan Modifications Related to the COVID-19 Pandemic
The following table presents a summary of loans under modified terms related to the COVID-19 pandemic by portfolio segment as of June 30, 2021:

	Modification Type
($ in thousands)	Payment Deferment	Interest Only Payment	Total
Real estate loans:
Commercial property	$—	11,831	$11,831
Residential property	328	—	328
Commercial and industrial loans:
Commercial term	—	4,042	4,042
Total	$328	$15,873	$16,201

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended June 30, 2021 and 2020:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at April 1, 2021	$18,693	$6,468	$353	$25,514
Charge-offs	—	(11)	(22)	(33)
Recoveries on loans previously charged off	17	310	15	342
Provision (reversal) for loan losses	(38)	(901)	5	(934)
Balance at June 30, 2021	$18,672	$5,866	$351	$24,889

Balance at April 1, 2020	$11,948	$4,549	$177	$16,674
Charge-offs	(111)	(241)	(63)	(415)
Recoveries on loans previously charged off	—	114	20	134
Provision (reversal) for loan losses	3,708	(85)	232	3,855
Balance at June 30, 2020	$15,545	$4,337	$366	$20,248

The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the six months ended June 30, 2021 and 2020:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2021	$18,894	$7,222	$394	$26,510
Charge-offs	(18)	(16)	(44)	(78)
Recoveries on loans previously charged off	47	459	32	538
Provision (reversal) for loan losses	(251)	(1,799)	(31)	(2,081)
Balance at June 30, 2021	$18,672	$5,866	$351	$24,889

Balance at January 1, 2020	$9,854	$4,354	$172	$14,380
Charge-offs	(138)	(916)	(139)	(1,193)
Recoveries on loans previously charged off	56	205	49	310
Provision (reversal) for loan losses	5,773	694	284	6,751
Balance at June 30, 2020	$15,545	$4,337	$366	$20,248

The following table presents the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
June 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$1	$—	$—	$1
Collectively evaluated for impairment	18,671	5,866	351	24,888
Total	$18,672	$5,866	$351	$24,889
Loans receivable:
Individually evaluated for impairment	$1,366	$620	$—	$1,986
Collectively evaluated for impairment	1,331,261	364,802	21,607	1,717,670
Total	$1,332,627	$365,422	$21,607	$1,719,656
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$3	$2	$—	$5
Collectively evaluated for impairment	18,891	7,220	394	26,505
Total	$18,894	$7,222	$394	$26,510
Loans receivable:
Individually evaluated for impairment	$2,200	$1,531	$—	$3,731
Collectively evaluated for impairment	1,218,736	339,338	21,773	1,579,847
Total	$1,220,936	$340,869	$21,773	$1,583,578

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

The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Real estate loans:
Commercial property	$980,759	$11,831	$5,328	$—	$997,918
Residential property	196,983	—	—	—	196,983
SBA property	121,565	252	2,434	—	124,251
Construction	13,475	—	—	—	13,475
Commercial and industrial loans:
Commercial term	69,050	4,288	1,165	—	74,503
Commercial lines of credit	88,687	1,599	—	—	90,286
SBA commercial term	18,672	268	674	—	19,614
SBA PPP	181,019	—	—	—	181,019
Other consumer loans	21,542	—	65	—	21,607
Total	$1,691,752	$18,238	$9,666	$—	$1,719,656
December 31, 2020
Real estate loans:
Commercial property	$866,508	$10,268	$3,960	$—	$880,736
Residential property	198,242	—	189	—	198,431
SBA property	123,147	251	3,172	—	126,570
Construction	15,199	—	—	—	15,199
Commercial and industrial loans:
Commercial term	81,724	4,362	1,164	—	87,250
Commercial lines of credit	93,883	1,299	905	—	96,087
SBA commercial term	20,923	281	674	—	21,878
SBA PPP	135,654	—	—	—	135,654
Other consumer loans	21,707	—	66	—	21,773
Total	$1,556,987	$16,461	$10,130	$—	$1,583,578

The following table presents the risk categories for the recorded investment in loans under modified terms related to the COVID-19 pandemic by portfolio segment as of the dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Real estate loans:
Commercial property	$—	$11,831	$—	$—	$11,831
Residential property	328	—	—	—	328
Commercial and industrial loans:
Commercial term	—	2,877	1,165	—	4,042
Total	$328	$14,708	$1,165	$—	$16,201
December 31, 2020
Real estate loans:
Commercial property	$13,158	$10,268	$706	$—	$24,132
Residential property	425	—	—	—	425
SBA property	3,941	251	—	—	4,192
Commercial and industrial loans:
Commercial term	—	4,362	1,165	—	5,527
SBA commercial term	1,769	—	72	—	1,841
Total	$19,293	$14,881	$1,943	$—	$36,117

Loans that are granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, are classified as special mention or substandard.

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
June 30, 2021
Real estate loans:
Residential property	$194	$—	$—	$—	$194
SBA property	—	—	—	781	781
Commercial and industrial loans:
SBA commercial term	—	—	—	600	600
Other consumer loans	33	—	—	65	98
Total	$227	$—	$—	$1,446	$1,673
December 31, 2020
Real estate loans:
Commercial property	$—	$—	$—	$524	$524
Residential property	182	—	—	189	371
SBA property	—	—	—	885	885
Commercial and industrial loans:
Commercial lines of credit	—	—	—	904	904
SBA commercial term	—	—	—	595	595
Other consumer loans	120	36	—	66	222
Total	$302	$36	$—	$3,163	$3,501

There were no nonaccrual loans guaranteed by a U.S. government agency at June 30, 2021 and December 31, 2020.
All loans under modified terms related to the COVID-19 pandemic were on accrual status and current at June 30, 2021 and December 31, 2020.

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2021
Real estate loans:
Commercial property	$329	$328	$—	$—	$—
SBA property	886	935	151	151	1
Commercial and industrial loans:
Commercial term	11	11	—	—	—
SBA commercial term	609	642	—	—	—
Total	$1,835	$1,916	$151	$151	$1
December 31, 2020
Real estate loans:
Commercial property	$856	$855	$—	$—	$—
Residential property	189	189	—	—	—
SBA property	1,108	1,198	47	45	3
Commercial and industrial loans:
Commercial term	18	18	—	—	—
Commercial lines of credit	905	905	—	—	—
SBA commercial term	592	632	16	18	2
Total	$3,668	$3,797	$63	$63	$5

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$330	$5	$337	$6
SBA property	1,048	3	1,692	4
Commercial and industrial loans:
Commercial term	13	—	26	1
Commercial lines of credit	—	—	2,074	—
SBA commercial term	616	1	418	—
Total	$2,007	$9	$4,547	$11

The following table presents information on the recorded investment in impaired loans by portfolio segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$331	$11	$338	$11
SBA property	1,196	10	1,728	9
Commercial and industrial loans:
Commercial term	14	—	26	1
Commercial lines of credit	—	—	2,254	—
SBA commercial term	452	1	480	1
Total	$1,993	$22	$4,826	$22

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$27	$67	$55	$146
Less: interest income recognized on impaired loans on a cash basis	(9)	(11)	(22)	(22)
Interest income foregone on impaired loans	$18	$56	$33	$124

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	June 30, 2021			December 31, 2020
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$329	$—	$329	$333	$—	$333
SBA property	256	30	286	270	5	275
Commercial and industrial loans:
Commercial term	11	—	11	18	—	18
SBA commercial term	9	—	9	13	—	13
Total	$605	$30	$635	$634	$5	$639

There were no new loans that were modified as TDRs for the three months ended June 30, 2021 or 2020. The following table presents information on new loans that were modified as TDRs for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
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
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of June 30, 2021 and December 31, 2020.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated no allowance for loan losses as of June 30, 2021 and December 31, 2020.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended June 30, 2021 or 2020. The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	—	$—	1	$26
Total	—	$—	1	$26

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Real estate loans:
Commercial property	$1,710	$—	$1,710	$—
Residential property	189	—	189	1,125
Commercial and industrial loans:
SBA commercial term	—	—	—	230
Total	$1,899	$—	$1,899	$1,355

The following table presents a summary of loans held-for-sale transferred to loans held-for-investment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Real estate loans:
Residential property	$—	$697	$—	$697
Total	$—	$697	$—	$697

The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Real estate loans:
Residential property	$636	$—	$636	$—
Total	$636	$—	$636	$—

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Real estate loans:
Residential property	$—	$300
SBA property	11,255	1,411
Commercial and industrial loans:
SBA commercial term	—	268
Total	$11,255	$1,979

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

Note 5 - Servicing Assets
At June 30, 2021 and December 31, 2020, total servicing assets were $6.5 million and $6.4 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $34.1 million and $27.1 million, respectively, with the servicing rights retained and recognized a net gain on sale of $4.0 million and $1.4 million, respectively, during the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, the Company sold $45.0 million and $38.6 million, respectively, with the servicing rights retained and recognized a net gain on sale of $5.1 million and $2.1 million, respectively. Loan servicing income was $545 thousand and $902 thousand for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, loan servicing income was $1.4 million and $1.5 million, respectively,
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	June 30, 2021			December 31, 2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$96	$5,800	$586	$109	$5,642	$649
Fair value	$134	$10,839	$883	$133	$8,498	$888
Discount rate	6.33%	8.75%	9.64%	11.25%	13.25%	12.75%
Prepayment speed	26.10%	8.34%	10.79%	27.20%	9.99%	11.01%
Weighted average remaining life	22.4 years	21.1 years	6.4 years	23.1 years	21.1 years	6.6 years
Underlying loans being serviced	$19,544	$403,184	$69,402	$22,299	$400,982	$75,514

The following table presents activity in servicing assets for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$105	$5,519	$629	$153	$5,448	$757
Additions	—	774	34	—	391	42
Amortization	(9)	(493)	(77)	(28)	(285)	(79)
Balance at end of period	$96	$5,800	$586	$125	$5,554	$720

The following table presents activity in servicing assets for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021			2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$109	$5,642	$649	$171	$5,805	$822
Additions	—	981	71	—	513	84
Amortization	(13)	(823)	(134)	(46)	(764)	(186)
Balance at end of period	$96	$5,800	$586	$125	$5,554	$720

Note 6 - Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,336	$376	$1,401	$—
Additions	—	—	1,960	376
Sales	(2,336)	—	(3,361)	—
Net change in valuation allowance	—	—	—	—
Balance at end of period	$—	$376	$—	$376

The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$—	$—	$—	$—
Additions	—	—	—	—
Net direct write-downs and removal from sale	—	—	—	—
Balance at end of period	$—	$—	$—	$—

The following table presents expenses related to OREOs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net gain (loss) on sales	$(2)	$—	$73	$—
Operating expenses, net of rental income	(18)	—	(81)	—
Total	$(20)	$—	$(8)	$—

The Company did not provide loans to finance the sale of its OREO properties during the three and six months ended June 30, 2021 and 2020.

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Operating lease cost (1)	$651	$576	$1,302	$1,267
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$698	$694	$1,397	$1,427
Right of use assets obtained in exchange for lease obligations	$31	$17	$136	$54

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Operating leases:
Operating lease assets	$6,595	$7,616
Operating lease liabilities	$7,338	$8,455
Weighted-average remaining lease term	4.0 years	4.3 years
Weighted-average discount rate	2.57%	2.60%

The following table presets maturities of operating lease liabilities as of June 30, 2021:

($ in thousands)	June 30, 2021
Maturities:
2021	$1,210
2022	2,396
2023	2,002
2024	726
2025	687
After 2025	818
Total lease payment	7,839
Imputed Interest	(501)
Present value of operating lease liabilities	$7,338

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had outstanding FHLB advances of $10.0 million and $80.0 million at June 30, 2021 and December 31, 2020, respectively. FHLB advances consisted of a fixed interest rate term borrowing with a maturity date of June 29, 2022 (original maturity term of five years) and an interest rate of 2.07% at June 30, 2021. At December 31, 2020, FHLB advances consisted of fixed interest rate term borrowings with original maturity terms ranging from one to five years and weighted-average interest rate of 0.67%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At June 30, 2021 and December 31, 2020, loans pledged to secure borrowings from the FHLB were $838.9 million and $834.4 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.4 million and $8.3 million at June 30, 2021 and December 31, 2020, respectively. The Company had additional borrowing capacity of $502.7 million and $425.3 million from the FHLB as of June 30, 2021 and December 31, 2020, respectively.
Other Borrowing Arrangements
At June 30, 2021, the Company had $34.2 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $41.3 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at June 30, 2021.
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
On April 8, 2021, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 775,000 shares, through September 7, 2021. As of June 30, 2021, the Company repurchased and retired 646,334 shares of common stock at a weighted-average price of $15.99 per share, totaling $10.3 million under this repurchase program.

Note 10 - Share-Based Compensation
On July 25, 2013, the Company adopted the 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of June 30, 2021, there were 499,670 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Share-based compensation expense related to:
Stock options	$50	$160	$78	$316
Restricted stock awards	67	38	129	76
Total share-based compensation expense	$117	$198	$207	$392
Related tax benefits	$21	$32	$41	$40

The following table presents unrecognized share-based compensation expense as of June 30, 2021:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$304	1.9 years
Restricted stock awards	637	2.6 years
Total unrecognized share-based compensation expense	$941	2.4 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued with exercise prices of the closing market price of the Company’s stock on the grant date, and generally have a three-to five-year vesting period with contractual terms of ten years. The following table represents stock option activity for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	679,355	$10.92	5.0 years	$2,770
Exercised	(32,407)	$9.69	3.9 years
Outstanding at end of period	646,948	$10.98	4.8 years	$3,310
Exercisable at end of period	553,849	$10.29	4.3 years	$3,216

The following table represents stock option activity for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	718,935	$10.87	5.1 years	$—
Granted	20,000	$12.51	10.0 years
Exercised	(81,987)	$9.54	3.9 years
Forfeited	(10,000)	$17.47	8.0 years
Outstanding at end of period	646,948	$10.98	4.8 years	$3,310
Exercisable at end of period	553,849	$10.29	4.3 years	$3,216

The following table represents information regarding unvested stock options for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	114,099	$15.10	121,199	$15.68
Granted	—	$—	20,000	$12.51
Vested	(21,000)	$15.15	(38,100)	$14.99
Forfeited	—	$—	(10,000)	$17.47
Outstanding at end of period	93,099	$15.09	93,099	$15.09

Restricted Stock Awards
The Company also has granted restricted stock awards (“RSAs”) to certain employees and officers. The RSAs are valued at the closing market price of the Company’s stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	62,884	$13.13	30,300	$16.27
Granted	—	$—	33,784	$10.36
Vested	—	$—	(200)	$13.93
Forfeited	—	$—	(1,000)	$15.53
Outstanding at end of period	62,884	$13.13	62,884	$13.13

Note 11 - Income Taxes
Income tax expense was $4.1 million and $1.4 million, respectively, and the effective tax rate was 29.4% and 28.8%, respectively, for the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, income tax expense was $7.7 million and $2.9 million, respectively, and the effective tax rate was 29.5% and 29.6%, respectively.
At June 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of June 30, 2021, the Company is no longer subject to examination by taxing authorities for tax years before 2017 for federal taxes and before 2016 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.
Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2021	2020	2021	2020
Basic earnings per share:
Net income	$9,844	$3,367	$18,404	$6,939
Less: income allocated to unvested restricted stock	(41)	(8)	(73)	(17)
Net income allocated to common stock	$9,803	$3,359	$18,331	$6,922
Weighted-average total common shares outstanding	15,178,445	15,375,805	15,310,052	15,459,639
Less: weighted-average unvested restricted stock	(62,884)	(38,400)	(60,842)	(38,087)
Weighted-average common shares outstanding, basic	15,115,561	15,337,405	15,249,210	15,421,552
Basic earnings per share	$0.65	$0.22	$1.20	$0.45
Diluted earnings per share:
Net income allocated to common stock	$9,803	$3,359	$18,331	$6,922
Weighted-average common shares outstanding, basic	15,115,561	15,337,405	15,249,210	15,421,552
Diluted effect of stock options	194,312	36,250	176,098	101,074
Weighted-average common shares outstanding, diluted	15,309,873	15,373,655	15,425,308	15,522,626
Diluted earnings per share	$0.64	$0.22	$1.19	$0.45

There were 85,000 and 660,859 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, there were 163,000 and 163,000 stock options excluded in computing diluted EPS because they were anti-dilutive.

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
As of June 30, 2021 and December 31, 2020, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	June 30, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$3,047	$161,601	$6,623	$150,247
Unfunded loan commitments	1,118	29,651	1,752	34,874
Standby letters of credit	3,535	1,425	2,971	1,814
Commercial letters of credit	570	—	—	—
Total	$8,270	$192,677	$11,346	$186,935

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained a reserve for off-balance sheet items of $217 thousand and $238 thousand, respectively, at June 30, 2021 and December 31, 2020, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of June 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.43% and 8.13%, respectively, as of June 30, 2021, and 9.22% and 8.95%, respectively, as of December 31, 2020. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$237,212	15.17%	$70,351	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	256,823	16.43%	125,069	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	237,212	15.17%	93,802	6.0%	N/A	N/A
Tier 1 capital (to average assets)	237,212	11.76%	80,673	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$232,575	14.88%	$70,349	4.5%	$101,615	6.5%
Total capital (to risk-weighted assets)	252,185	16.13%	125,064	8.0%	156,330	10.0%
Tier 1 capital (to risk-weighted assets)	232,575	14.88%	93,798	6.0%	125,064	8.0%
Tier 1 capital (to average assets)	232,575	11.53%	80,670	4.0%	100,838	5.0%
December 31, 2020
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$231,183	15.97%	$65,162	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	249,391	17.22%	115,843	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	231,183	15.97%	86,882	6.0%	N/A	N/A
Tier 1 capital (to average assets)	231,183	11.94%	77,452	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$227,268	15.70%	$65,160	4.5%	$94,120	6.5%
Total capital (to risk-weighted assets)	245,474	16.95%	115,840	8.0%	144,800	10.0%
Tier 1 capital (to risk-weighted assets)	227,268	15.70%	86,880	6.0%	115,840	8.0%
Tier 1 capital (to average assets)	227,268	11.74%	77,450	4.0%	96,813	5.0%

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$19	$21	$39	$49
Account analysis fees	219	193	429	428
Non-sufficient funds charges	46	42	95	142
Other deposit related fees	18	19	32	46
Total service charges and fees on deposits	302	275	595	665
Debit card fees	77	49	136	118
Gain (loss) on sale of other real estate owned	(1)	—	74	—
Wire transfer fees	141	126	276	254
Other service charges	48	40	100	92
Total	$567	$490	$1,181	$1,129

Note 16 - Subsequent Events
Dividend Declared on Common Stock. On July 22, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per common share. The dividend will be paid on or about August 13, 2021, to shareholders of record as of the close of business on August 6, 2021.
The Company has evaluated the effects of events that have occurred subsequent to June 30, 2021 through the issuance date of these consolidated financial statements (unaudited). Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and six months ended June 30, 2021. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2021	2020	2021	2020
Selected balance sheet data:
Cash and cash equivalents	$174,621	$307,603	$174,621	$307,603
Securities available-for-sale	135,479	128,049	135,479	128,049
Loans held-for-sale	11,255	4,102	11,255	4,102
Loans held-for-investment, net of deferred loan costs (fees)	1,719,656	1,553,589	1,719,656	1,553,589
Allowance for loan losses	(24,889)	(20,248)	(24,889)	(20,248)
Total assets	2,060,003	2,020,777	2,060,003	2,020,777
Total deposits	1,797,648	1,646,930	1,797,648	1,646,930
Shareholders’ equity	238,941	227,233	238,941	227,233
Selected income statement data:
Interest income	$20,051	$18,973	$39,309	$40,633
Interest expense	1,055	3,610	2,494	8,704
Net interest income	18,996	15,363	36,815	31,929
Provision (reversal) for loan losses	(934)	3,855	(2,081)	6,751
Noninterest income	5,151	2,918	8,008	4,944
Noninterest expense	11,139	9,696	20,808	20,263
Income before income taxes	13,942	4,730	26,096	9,859
Income tax expense	4,098	1,363	7,692	2,920
Net income	9,844	3,367	18,404	6,939
Per share data:
Earnings per common share, basic	$0.65	$0.22	$1.20	$0.45
Earnings per common share, diluted	0.64	0.22	1.19	0.45
Book value per common share (1)	16.09	14.78	16.09	14.78
Cash dividends declared per common share	0.10	0.10	0.20	0.20

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2021	2020	2021	2020
Outstanding share data:
Number of common shares outstanding	14,854,315	15,377,935	14,854,315	15,377,935
Weighted-average common shares outstanding, basic	15,115,561	15,337,405	15,249,210	15,421,552
Weighted-average common shares outstanding, diluted	15,309,873	15,373,655	15,425,308	15,522,626
Selected performance ratios:
Return on average assets (2)	1.96%	0.69%	1.85%	0.75%
Return on average shareholders' equity (2)	16.49%	5.98%	15.59%	6.17%
Dividend payout ratio (3)	15.38%	45.45%	16.67%	44.44%
Efficiency ratio (4)	46.13%	53.04%	46.42%	54.95%
Yield on average interest-earning assets (2)	4.04%	3.97%	4.02%	4.48%
Cost of average interest-bearing liabilities (2)	0.40%	1.17%	0.46%	1.46%
Net interest spread (2)	3.64%	2.80%	3.56%	3.02%
Net interest margin (2), (5)	3.83%	3.22%	3.77%	3.52%
Total loans to total deposits ratio (6)	96.29%	94.58%	96.29%	94.58%
Asset quality:
Loans 30 to 89 days past due and still accruing	$227	$424	$227	$424
Nonperforming loans (7)	1,461	4,466	1,461	4,466
Nonperforming assets (8)	1,461	4,842	1,461	4,842
Net charge-offs (recoveries)	(309)	281	(460)	883
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.01%	0.03%	0.01%	0.03%
Nonperforming loans to loans held-for-investment	0.08%	0.29%	0.08%	0.29%
Nonperforming loans to allowance for loan losses	5.87%	22.06%	5.87%	22.06%
Nonperforming assets to total assets	0.07%	0.24%	0.07%	0.24%
Allowance for loan losses to loans held-for-investment	1.45%	1.30%	1.45%	1.30%
Allowance for loan losses to nonperforming loans	1,703.56%	453.38%	1,703.56%	453.38%
Net charge-offs (recoveries) to average loans held-for-investment (2)	(0.07)%	0.07%	(0.06)%	0.12%
Capital ratios:
Shareholders’ equity to total assets	11.60%	11.24%	11.60%	11.24%
Average equity to average assets	11.86%	11.57%	11.89%	12.14%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	15.17%	15.83%	15.17%	15.83%
Total capital (to risk-weighted assets)	16.43%	17.09%	16.43%	17.09%
Tier 1 capital (to risk-weighted assets)	15.17%	15.83%	15.17%	15.83%
Tier 1 capital (to average assets)	11.76%	11.49%	11.76%	11.49%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	14.88%	15.58%	14.88%	15.58%
Total capital (to risk-weighted assets)	16.13%	16.83%	16.13%	16.83%
Tier 1 capital (to risk-weighted assets)	14.88%	15.58%	14.88%	15.58%
Tier 1 capital (to average assets)	11.53%	11.30%	11.53%	11.30%

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

Executive Summary
Q2 2021 Financial Highlights
•Net income was $9.8 million for the three months ended June 30, 2021, an increase of $6.5 million, or 192.4%, from $3.4 million for the three months ended June 30, 2020;
◦The Company recorded a provision (reversal) for loan losses of $(934) thousand for the three months ended June 30, 2021 compared with $3.9 million for the three months ended June 30, 2020.
◦Net interest income was $19.0 million for the three months ended June 30, 2021 compared with $15.4 million for the three months ended June 30, 2020. Net interest margin was 3.83% for the three months ended June 30, 2021 compared with 3.22% for the three months ended June 30, 2020.
◦Gain on sale of loans was $4.0 million for the three months ended June 30, 2021 compared with $1.5 million for the three months ended June 30, 2020.
•Total assets were $2.06 billion at June 30, 2021, an increase of $137.2 million, or 7.1%, from $1.92 billion at December 31, 2020;
•Loans held-for-investment, net of deferred costs (fees), were $1.72 billion at June 30, 2021, an increase of $136.1 million, or 8.6%, from $1.58 billion at December 31, 2020; and
◦SBA PPP loans totaled $181.0 million and $135.7 million at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company funded SBA PPP loans of $107.3 million and recognized $65.6 million in forgiveness.
◦Loans under modified terms related to COVID-19 pandemic totaled $16.2 million and $36.1 million at June 30, 2021 and December 31, 2020, respectively.
◦Allowance for loan losses to total loans held-for-investment ratio was 1.45% at June 30, 2021 compared with 1.67% at December 31, 2020.
•Total deposits were $1.80 billion at June 30, 2021, an increase of $202.8 million, or 12.7%, from $1.59 billion at December 31, 2020.
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on recent global economic and market conditions, including significant disruption of, and volatility in, financial markets; global supply chain disruptions; and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment throughout the U.S., but also specifically in California, where most of the Company’s operations and a large majority of its customers are located. While California’s and New York’s shelter-at-home limits were largely lifted in June, the local economies in the Company’s primary markets have not yet fully recovered. Since the beginning of the crisis, the Company has taken a number of steps to protect the safety of its employees and to support its customers. The Company has enabled its staff to work remotely and established safety measures within its bank premises and branches for both employees and customers.
In order to support its customers, the Company has been in close contact with its customers, assessing the level of impact on their businesses, and putting a process in place to evaluate each client’s specific situation and provide relief programs where appropriate. SBA PPP loans totaled $181.0 million and loans under modified terms related to the COVID-19 pandemic totaled $16.2 million as of June 30, 2021. The Company recognized $65.6 million in forgiveness for 1,061 SBA PPP loans as of June 30, 2021. On January 13, 2021, SBA began accepting applications for second draw PPP loans. The Company had funded SBA PPP loans of $107.3 million, net of origination fees and costs, during the six months ended June 30, 2021.
In addition, the Company has been monitoring its liquidity and capital closely. As of June 30, 2021, the Company maintained $174.6 million, or 8.5% of total assets, of cash and cash equivalents and $601.9 million, or 29.2% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well capitalized requirements as of June 30, 2021. At this time, the Company cannot estimate the long term impact of the COVID-19 pandemic, but these conditions impacted and are expected to impact its business, results of operations, and financial condition negatively.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,
	2021			2020
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,691,704	$19,511	4.63%	$1,554,011	$18,273	4.73%
Mortgage backed securities	92,732	233	1.01%	63,692	317	2.00%
Collateralized mortgage obligation	22,929	54	0.94%	37,745	122	1.30%
SBA loan pool securities	10,828	51	1.89%	13,189	62	1.89%
Municipal securities - tax exempt (2)	5,760	37	2.58%	5,710	38	2.68%
Interest-bearing deposits in other financial institutions	156,155	42	0.11%	237,023	60	0.10%
FHLB and other bank stock	8,555	123	5.77%	8,424	101	4.82%
Total interest-earning assets	1,988,663	20,051	4.04%	1,919,794	18,973	3.97%
Noninterest-earning assets:
Cash and cash equivalents	19,080			16,031
Allowance for loan losses	(25,559)			(17,320)
Other assets	36,605			37,959
Total noninterest earning assets	30,126			36,670
Total assets	$2,018,789			$1,956,464
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$400,314	317	0.32%	$371,992	548	0.59%
Savings	11,588	1	0.03%	6,966	3	0.17%
Time deposits	615,035	682	0.44%	730,349	2,858	1.57%
Borrowings	19,012	55	1.16%	130,330	201	0.62%
Total interest-bearing liabilities	1,045,949	1,055	0.40%	1,239,637	3,610	1.17%
Noninterest-bearing liabilities:
Demand deposits	720,105			474,175
Other liabilities	13,287			16,198
Total noninterest-bearing liabilities	733,392			490,373
Total liabilities	1,779,341			1,730,010
Shareholders’ equity	239,448			226,454
Total liabilities and shareholders’ equity	$2,018,789			$1,956,464
Net interest income		$18,996			$15,363
Net interest spread (3)			3.64%			2.80%
Net interest margin (4)			3.83%			3.22%
Cost of funds (5)			0.24%			0.85%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $1.5 million and $649 thousand, respectively, and net accretion of discount on loans of $1.0 million and $530 thousand, respectively, are included in the interest income for the three months ended June 30, 2021 and 2020.
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
(6)    Annualized.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021			2020
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,666,808	$38,255	4.63%	$1,504,369	$38,679	5.17%
Mortgage backed securities	87,140	448	1.04%	60,597	646	2.14%
Collateralized mortgage obligation	23,903	111	0.94%	39,577	320	1.63%
SBA loan pool securities	11,248	103	1.85%	13,531	141	2.10%
Municipal securities - tax exempt (2)	5,782	73	2.55%	5,714	76	2.67%
Interest-bearing deposits in other financial institutions	168,363	87	0.10%	193,735	521	0.54%
FHLB and other bank stock	8,501	232	5.50%	8,385	250	6.00%
Total interest-earning assets	1,971,745	39,309	4.02%	1,825,908	40,633	4.48%
Noninterest-earning assets:
Cash and cash equivalents	19,076			17,441
Allowance for loan losses	(26,211)			(15,860)
Other assets	38,481			36,136
Total noninterest earning assets	31,346			37,717
Total assets	$2,003,091			$1,863,625
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$403,948	650	0.32%	$368,298	1,667	0.91%
Savings	11,101	2	0.04%	6,790	6	0.18%
Time deposits	625,267	1,659	0.54%	744,415	6,728	1.82%
Borrowings	47,128	183	0.78%	77,723	303	0.78%
Total interest-bearing liabilities	1,087,444	2,494	0.46%	1,197,226	8,704	1.46%
Noninterest-bearing liabilities:
Demand deposits	663,902			421,847
Other liabilities	13,618			18,281
Total noninterest-bearing liabilities	677,520			440,128
Total liabilities	1,764,964			1,637,354
Shareholders’ equity	238,127			226,271
Total liabilities and shareholders’ equity	$2,003,091			$1,863,625
Net interest income		$36,815			$31,929
Net interest spread (3)			3.56%			3.02%
Net interest margin (4)			3.77%			3.52%
Cost of funds (5)			0.29%			1.08%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $2.7 million and $770 thousand, respectively, and net accretion of discount on loans of $1.8 million and $1.6 million, respectively, are included in the interest income for the six months ended June 30, 2021 and 2020.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$1,619	$(381)	$1,238	$4,176	$(4,600)	$(424)
Investment securities	53	(217)	(164)	86	(534)	(448)
Other interest-earning assets	(53)	57	4	(96)	(356)	(452)
Total interest income	1,619	(541)	1,078	4,166	(5,490)	(1,324)
Interest incurred on:
Savings, NOW, and money market deposits	48	(281)	(233)	178	(1,199)	(1,021)
Time deposits	(451)	(1,725)	(2,176)	(1,077)	(3,992)	(5,069)
Borrowings	(172)	26	(146)	(119)	(1)	(120)
Total interest expense	(575)	(1,980)	(2,555)	(1,018)	(5,192)	(6,210)
Change in net interest income	$2,194	$1,439	$3,633	$5,184	$(298)	$4,886

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Interest income:
Interest and fees on loans	$19,511	$18,273	$1,238	6.8%
Interest on tax-exempt investment securities	37	38	(1)	(2.6)%
Interest on taxable investment securities	338	501	(163)	(32.5)%
Interest and dividends on other interest-earning assets	165	161	4	2.5%
Total interest income	20,051	18,973	1,078	5.7%
Interest expense:
Interest on deposits	1,000	3,409	(2,409)	(70.7)%
Interest on borrowings	55	201	(146)	(72.6)%
Total interest expense	1,055	3,610	(2,555)	(70.8)%
Net interest income	$18,996	$15,363	$3,633	23.6%

Net interest income increased primarily due to a 77 basis point decrease in average cost on interest-bearing liabilities, a 7 basis point increase in average yield on interest-earning assets, a 3.6% increase in average balance of interest-earning assets, and a 15.6% decrease in average balance of interest-bearing liabilities.
Interest and fees on loans increased primarily due to a 8.9% increase in average balance, partially offset by a 10 basis point decrease in average yield. The decrease in average yield was primarily due to the lower market rates and 1% contractual rate on SBA PPP loans, partially offset by increases in amortization of net deferred fees and net accretion of discount. The increase in net accretion of discount was primarily due to an increase in loan payoffs on SBA loans. The increase in amortization of net deferred fees was primarily due to additional amortization of net deferred fees on SBA PPP loans.
Interest on investment securities decreased primarily due to a 66 basis point decrease in average yield, partially offset by a 9.9% increase in average balance. The decrease in average yield and the increase in average balance were primarily due to new investment securities purchased under low market rates during the past 12-month period. The Company purchased new investment securities of $54.5 million during the past 12-month period. For the three months ended June 30, 2021 and 2020, yield on total investment securities was 1.14% and 1.80%, respectively.

Interest income on other interest-earning assets increased primarily due to a 14 basis point increase in average yield, partially offset by a 32.9% decrease in average balance. The increase in average yield was primarily due to an increase in dividend income on Federal Home Loan Bank stock. The decrease in average balance was primarily due to an increase in loans, partially offset by an increase in deposits. For the three months ended June 30, 2021 and 2020, yield on total other interest-earning assets was 0.40% and 0.26%, respectively.
Interest expense on deposits decreased primarily due to an 85 basis point decrease in average cost of interest-bearing deposits and a 15.8% decrease in average balance of time deposits, partially offset by a 8.7% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the three months ended June 30, 2021 and 2020, average cost on total interest-bearing deposits was 0.39% and 1.24%, respectively, and average cost on total deposits were 0.23% and 0.87%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance, partially offset by an increase in average cost of FHLB advances. The Company maintained a lower balance of other borrowings primarily due to the increase in deposits.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table presents the components of net interest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Interest income:
Interest and fees on loans	$38,255	$38,679	$(424)	(1.1)%
Interest on tax-exempt investment securities	73	76	(3)	(3.9)%
Interest on taxable investment securities	662	1,107	(445)	(40.2)%
Interest and dividends on other interest-earning assets	319	771	(452)	(58.6)%
Total interest income	39,309	40,633	(1,324)	(3.3)%
Interest expense:
Interest on deposits	2,311	8,401	(6,090)	(72.5)%
Interest on borrowings	183	303	(120)	(39.6)%
Total interest expense	2,494	8,704	(6,210)	(71.3)%
Net interest income	$36,815	$31,929	$4,886	15.3%

Net interest income increased primarily due to a 100 basis point decrease in average cost on interest-bearing liabilities, an 8.0% increase in average balance of interest-earning assets, and a 9.2% decrease in average balance of interest-bearing liabilities, partially offset by a 46 basis point decrease in average yield on interest-earning assets.
Interest and fees on loans decreased primarily due to a 54 basis point decrease in average yield, partially offset by a 10.8% increase in average balance. The decrease in average yield was primarily due to the lower market rates and 1% contractual rate on SBA PPP loans, partially offset by increases in amortization of net deferred fees and net accretion of discount. The increase in net accretion of discount was primarily due to an increase in loan payoffs on SBA loans. The increase in amortization of net deferred fees was primarily due to additional amortization of net deferred fees on SBA PPP loans.
Interest on investment securities decreased primarily due to an 83 basis point decrease in average yield, partially offset by a 7.2% increase in average balance. The decrease in average yield and the increase in average balance were primarily due to new investment securities purchased under low market rates during the past 12-month period. The Company purchased new investment securities of $54.5 million during the past 12-month period. For the six months ended June 30, 2021 and 2020, yield on total investment securities was 1.16% and 1.99%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 41 basis point decrease in average yield and a 12.5% decrease in average balance. The decrease in average yield was primarily due to the lower rates on the account with Federal Reserve Bank. The decrease in average balance was primarily due to an increase in loans, partially offset by an increase in deposits. For the six months ended June 30, 2021 and 2020, yield on total other interest-earning assets was 0.36% and 0.77%, respectively.

Interest expense on deposits decreased primarily due to a 106 basis point decrease in average cost of interest-bearing deposits and a 16.0%% decrease in average balance of time deposits, partially offset by a 10.7% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the six months ended June 30, 2021 and 2020, average cost on total interest-bearing deposits was 0.45% and 1.51%, respectively, and average cost on total deposits were 0.27% and 1.10%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance. The Company maintained a lower balance of other borrowings primarily due to the increase in deposits.
Provision (reversal) for Loan Losses
Provision (reversal) for loan losses was $(934) thousand and $3.9 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, provision (reversal) for loan losses was $(2.1) million and $6.8 million, respectively. The reversal for loan losses for the three and six months ended June 30, 2021 was primarily due to a decrease in historical loss and qualitative adjustment factor allocations as a result of improving economic conditions, partially offset by an increase in commercial property loans.
See further discussion in “Allowance for Loan Losses.”

Noninterest Income
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Service charges and fees on deposits	$302	$275	$27	9.8%
Loan servicing income	545	902	(357)	(39.6)%
Gain on sale of loans	3,967	1,498	2,469	164.8%
Other income	337	243	94	38.7%
Total noninterest income	$5,151	$2,918	$2,233	76.5%

Service charges and fees on deposits increased primarily due to an increase in fee-based transactions.
Loan servicing income decreased primarily due to an increase in servicing asset amortization from an increase in loan payoffs. Servicing asset amortization was $579 thousand and $392 thousand, respectively, for the three months ended June 30, 2021 and 2020.
Gain on sale of loans increased primarily due to a higher level of premiums on SBA loans in the secondary market and an increase in sale volume of SBA loans. The Company sold SBA loans of $34.1 million with a gain of $4.0 million and residential property loans of $1.6 million with a gain of $13 thousand during the three months ended June 30, 2021. During the three months ended June 30, 2020, the Company sold SBA loans of $27.1 million with a gain of $1.4 million and residential property loans of $6.1 million with a gain of $50 thousand.
Other income primarily included wire transfer fees of $141 thousand and $126 thousand, respectively, and debit card interchange fees of $77 thousand and $49 thousand, respectively, for the three months ended June 30, 2021 and 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table presents the components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Service charges and fees on deposits	$595	$665	$(70)	(10.5)%
Loan servicing income	1,427	1,456	(29)	(2.0)%
Gain on sale of loans	5,289	2,223	3,066	137.9%
Other income	697	600	97	16.2%
Total noninterest income	$8,008	$4,944	$3,064	62.0%

Service charges and fees on deposits decreased primarily due to a decrease in fee-based transactions.
Loan servicing income decreased primarily due to a decrease in servicing fee income, partially offset by a decrease in servicing asset amortization. Servicing asset amortization was $970 thousand and $996 thousand, respectively, for the six months ended June 30, 2021 and 2020.
Gain on sale of loans increased primarily due to a higher level of premiums on SBA loans in the secondary market and an increase in sale volume of SBA loans. The Company sold SBA loans of $45.0 million with a gain of $5.1 million and residential property loans of $9.5 million with a gain of $140 thousand during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company sold SBA loans of $38.8 million with a gain of $2.2 million and residential property loans of $8.2 million with a gain of $71 thousand.
Other income primarily included wire transfer fees of $276 thousand and $254 thousand, respectively, and debit card interchange fees of $136 thousand and $118 thousand, respectively, for the six months ended June 30, 2021 and 2020. For the six months end June 30, 2021, other income also included gain on sale of other real estate owned of $74 thousand.

Noninterest Expense
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Salaries and employee benefits	$7,125	$5,761	$1,364	23.7%
Occupancy and equipment	1,388	1,400	(12)	(0.9)%
Professional fees	658	509	149	29.3%
Marketing and business promotion	516	548	(32)	(5.8)%
Data processing	396	366	30	8.2%
Director fees and expenses	151	107	44	41.1%
Regulatory assessments	179	242	(63)	(26.0)%
Other expenses	726	763	(37)	(4.8)%
Total noninterest expense	$11,139	$9,696	$1,443	14.9%

Salaries and employee benefits increased primarily due to a decrease in direct loan origination costs related to SBA PPP loan production, which offsets the recognition of salaries expense, and an increase in bonus accrual, partially offset by decreases in vacation accrual and other employee benefits. Direct loan origination cost related to SBA PPP loan production totaled $62 thousand and $1.1 million for three months ended June 30, 2021 and 2020, respectively. The number of full-time equivalent employees was 248 at June 30, 2021 compared to 251 at June 30, 2020.
Professional fees increased primarily due to increases in expenses related to internal audit, partially offset by decreases in expenses related to the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) compliance enhancements. The consent order related to the BSA/AML compliance was terminated on September 30, 2020.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses increased primarily due to the Board of Directors’ decision to temporarily decrease director fees during the three months ended June 30, 2020.
Regulatory assessment expense decreased primarily due to a decrease in assessment rate, partially offset by an increase in balance sheet growth.
Other expenses primarily included $64 thousand and $91 thousand in loan related expenses, $338 thousand and $339 thousand in office expense, and $130 thousand and $107 thousand in armed guard expense for the three months ended June 30, 2021 and 2020, respectively.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table presents the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Salaries and employee benefits	$13,307	$12,312	$995	8.1%
Occupancy and equipment	2,759	2,780	(21)	(0.8)%
Professional fees	1,152	1,306	(154)	(11.8)%
Marketing and business promotion	654	727	(73)	(10.0)%
Data processing	773	724	49	6.8%
Director fees and expenses	289	328	(39)	(11.9)%
Regulatory assessments	387	461	(74)	(16.1)%
Other expenses	1,487	1,625	(138)	(8.5)%
Total noninterest expense	$20,808	$20,263	$545	2.7%

Salaries and employee benefits increased primarily due to a decrease in direct loan origination costs related to SBA PPP loan production and an increase in bonus accrual, partially offset by decreases in vacation accrual and other employee benefits. Direct loan origination cost related to SBA PPP loan production totaled $812 thousand and $1.1 million for six months ended June 30, 2021 and 2020, respectively. The number of full-time equivalent employees was 248 at June 30, 2021 compared to 251 at June 30, 2020.
Professional fees decreased primarily due to decreases in expenses related to BSA/AML compliance enhancements.
Data processing expense increased primarily due to the increased processing costs for a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to a severance payment of $45 thousand for a former director who passed away during the three months ended March 31, 2020.
Regulatory assessment expense decreased primarily due to a decrease in assessment rate, partially offset by an increase in balance sheet growth.
Other expenses primarily included $221 thousand and $217 thousand in loan related expenses, $645 thousand and $719 thousand in office expense, and $244 thousand and $254 thousand in armed guard expense for the six months ended June 30, 2021 and 2020, respectively.
Income Tax Expense
Income tax expense was $4.1 million and $1.4 million, respectively, and the effective tax rate was 29.4% and 28.8%, respectively, for the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, income tax expense was $7.7 million and $2.9 million, respectively, and the effective tax rate was 29.5% and 29.6%, respectively.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$95,172	$95,579	$407	$74,622	$76,154	$1,532
Residential collateralized mortgage obligations	23,126	23,379	253	26,216	26,467	251
SBA loan pool securities	10,418	10,762	344	11,753	12,080	327
Municipal bonds	5,350	5,759	409	5,370	5,826	456
Total securities available-for-sale	$134,066	$135,479	$1,413	$117,961	$120,527	$2,566

Total investment securities were $135.5 million at June 30, 2021, an increase of $15.0 million, or 12.4%, from $120.5 million at December 31, 2020. The increase was primarily due to purchases of $39.5 million, partially offset by principal paydowns of $22.8 million, a decrease in fair value of securities available-for-sale of $1.2 million, and net premium amortization of $590 thousand.
The Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2021 and December 31, 2020 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2021 and December 31, 2020. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and six months ended June 30, 2021 and 2020.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of June 30, 2021:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$572	1.57%	$8,474	1.60%	$86,126	1.44%	$95,172	1.45%
Residential collateralized mortgage obligations	—	—%	—	—%	11,059	0.64%	12,067	1.61%	23,126	1.15%
SBA loan pool securities	—	—%	802	2.57%	1,664	0.67%	7,952	2.00%	10,418	1.83%
Municipal bonds	—	—%	2,174	2.02%	838	2.27%	2,338	3.53%	5,350	2.72%
Total securities available-for-sale	$—	—%	$3,548	2.07%	$22,035	1.07%	$108,483	1.54%	$134,066	1.48%

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

($ in thousands)	June 30, 2021	December 31, 2020
Real estate loans:
Residential property	$—	$300
SBA property	11,255	1,411
Commercial and industrial loans:
SBA commercial term	—	268
Total	$11,255	$1,979

Loans held-for-sale were $11.3 million at June 30, 2021, an increase of $9.3 million, or 468.7%, from $2.0 million at December 31, 2020. The increase was primarily due to new funding of $63.6 million and a loan transferred from loans held-for-investment of $1.9 million, partially offset by sales of $56.3 million.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2021		December 31, 2020
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$997,918	58.0%	$880,736	55.5%
Residential property	196,983	11.5%	198,431	12.5%
SBA property	124,251	7.2%	126,570	8.0%
Construction	13,475	0.8%	15,199	1.0%
Total real estate loans	1,332,627	77.5%	1,220,936	77.0%
Commercial and industrial loans:
Commercial term	74,503	4.3%	87,250	5.5%
Commercial lines of credit	90,286	5.3%	96,087	6.1%
SBA commercial term	19,614	1.1%	21,878	1.4%
SBA PPP	181,019	10.5%	135,654	8.6%
Total commercial and industrial loans	365,422	21.2%	340,869	21.6%
Other consumer loans	21,607	1.3%	21,773	1.4%
Loans held-for-investment	1,719,656	100.0%	1,583,578	100.0%
Allowance for loan losses	(24,889)		(26,510)
Net loans held-for-investment	$1,694,767		$1,557,068

Loans held-for-investment, net of deferred loan costs (fees) were $1.72 billion at June 30, 2021, an increase of $136.1 million, or 8.6%, from $1.58 billion at December 31, 2020. The increase was primarily due to new funding of $361.5 million and advances of $56.4 million, partially offset by paydowns and payoffs of $279.9 million. SBA PPP loan and commercial property loan production contributed significantly to the Company’s loan growth for the six months ended June 30, 2021.

Loan Modifications Related to the COVID-19 Pandemic
The Company provided modifications, including payment deferments and interest only payments, to customers that were adversely affected by the COVID-19 pandemic. As of June 30, 2021, all loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. The following table presents a summary of loans under modified terms related to the COVID-19 pandemic as of June 30, 2021:

	Modification Type			Weighted-Average Contractual Rate	Loan-to-Value (1)	Accrued Interest Receivable
($ in thousands)	Payment Deferment	Interest Only	Total
Real estate loans:
Commercial property	$—	$11,831	$11,831	3.59%	45.6%	$74
Residential property	328	—	328	4.75%	54.7%	8
Commercial and industrial loans:
Commercial term	—	4,042	4,042	3.77%		84
Total	$328	$15,873	$16,201	3.65%		$166
Loans held-for-investment			$1,719,656
SBA PPP loans			181,019
Loans held-for-investment, excluding SBA PPP loans			$1,538,637
Total loans under modified terms related to the COVID-19 pandemic to loans held-for-investment, excluding SBA PPP loans			1.1%

(1)    Collateral value at origination
The following table presents a summary of remaining modifications terms of loans under modified terms related to the COVID-19 pandemic as of June 30, 2021:

	Remaining Terms of
($ in thousands)	Three Months or Less	Three to Six Months	Total
Real estate loans:
Commercial property	$11,831	—	$11,831
Residential property	328	—	328
Commercial and industrial loans:
Commercial term	4,042	—	4,042
Total	$16,201	$—	$16,201

The following table presents a summary of loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of June 30, 2021:

($ in thousands)	Carrying Value	Accrued Interest Receivable
Real estate loans:
Commercial property	$340,378	$1,609
Residential property	33,293	708
SBA property	4,213	25
Commercial and industrial loans:
Commercial term	39,665	95
SBA commercial term	1,868	4
Other consumer loans	967	3
Total	$420,384	$2,444

The following table presents activity in loans under modified terms related to the COVID-19 pandemic for the six months ended June 30, 2021.

	Real Estate Loans			Commercial and Industrial Loans
($ in thousands)	Commercial Property	Residential Property	SBA Property	Commercial Term	SBA Commercial Term	Total
Balance at January 1, 2021	$24,132	$425	$4,192	$5,527	$1,841	$36,117
Modification early terminated (1)	—	—	(2,576)	—	(1,338)	(3,914)
Modification expired	(22,112)	(772)	(1,627)	(4,288)	(513)	(29,312)
Subsequent modification	11,829	328	—	2,878	—	15,035
New modification	—	349	—	—	—	349
Amortization	(2,018)	(2)	11	(75)	10	(2,074)
Balance at June 30, 2021	$11,831	$328	$—	$4,042	$—	$16,201

(1)    Termination of modifications at the request of the borrower.
SBA Paycheck Protection Program
The following table presents a summary of SBA PPP loans as of June 30, 2021:

($ in thousands)	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	1,050	$20,145	$21,160
Over $50,000 and less than $350,000	572	76,615	78,702
Over $350,000 and less than $2,000,000	123	81,079	82,450
$2,000,000 or more	1	3,180	3,187
Total	1,746	$181,019	$185,499

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
The following table presents allowance for loan losses to loans held-for-investment as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Loans held-for-investment	$1,719,656	$1,583,578
Less: SBA PPP loans	181,019	135,654
Loans held-for-investment, excluding SBA PPP loans	$1,538,637	$1,447,924
Allowance for loan losses	$24,889	$26,510
Allowance for loan losses to loans held-for-investment	1.45%	1.67%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.62%	1.83%

The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at June 30, 2021 and December 31, 2020.
The decrease in allowance for loan losses to loans held-for-investment was primarily due to a decrease in historical loss and qualitative adjustment factor allocations as a result of improving economic conditions, partially offset by an increase in commercial property loans.
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
The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Allowance for loan losses:
Balance at beginning of period	$25,514	$16,674	$26,510	$14,380
Charge-offs:
Real estate	—	111	18	138
Commercial and industrial	11	241	16	916
Other consumer	22	63	44	139
Total charge-offs	33	415	78	1,193
Recoveries on loans previously charged off
Real estate	17	—	47	56
Commercial and industrial	310	114	459	205
Other consumer	15	20	32	49
Total recoveries	342	134	538	310
Net charge-offs (recoveries)	(309)	281	(460)	883
Provision (reversal) for loan losses	(934)	3,855	(2,081)	6,751
Balance at end of period	$24,889	$20,248	24,889	20,248
Loans held-for-investment:
Balance at end of period	$1,719,656	$1,553,589	$1,719,656	$1,553,589
Average balance	1,677,509	1,537,414	1,657,948	1,491,274
Ratios:
Annualized net charge-offs (recoveries) to average loans held-for-investment	(0.07)%	0.07%	(0.06)%	0.12%
Allowance for loan losses to loans held-for-investment	1.45%	1.30%	1.45%	1.30%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Commercial property	$—	$524	$(524)	(100.0)%
Residential property	—	189	(189)	(100.0)%
SBA property	781	885	(104)	(11.8)%
Total real estate loans	781	1,598	(817)	(51.1)%
Commercial and industrial loans:
Commercial lines of credit	—	904	(904)	(100.0)%
SBA commercial term	600	595	5	0.8%
Total commercial and industrial loans	600	1,499	(899)	(60.0)%
Other consumer loans	65	66	(1)	(1.5)%
Total nonaccrual loans	1,446	3,163	(1,717)	(54.3)%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	1,446	3,163	(1,717)	(54.3)%
Other real estate owned	—	1,401	(1,401)	(100.0)%
Total nonperforming assets	$1,446	$4,564	$(3,118)	(68.3)%

Nonperforming loans to loans held-for-investment	0.08%	0.20%
Nonperforming assets to total assets	0.07%	0.24%

The decrease in total nonaccrual loans was primarily due to paydowns and payoffs of $1.7 million and a loan transferred to OREO of $905 thousand, partially offset by loans placed on nonaccrual status of $947 thousand during the six months ended June 30, 2021. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $19 thousand and $37 thousand would have been recorded during the three and six months ended June 30, 2021, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	June 30, 2021			December 31, 2020
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$329	$—	$329	$333	$—	$333
SBA property	256	30	286	270	5	275
Commercial and industrial loans:
Commercial term	11	—	11	18	—	18
SBA commercial term	9	—	9	13	—	13
Total	$605	$30	$635	$634	$5	$639

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$795,741	$538,009	$257,732	47.9%
Interest-bearing deposits:
Savings	11,671	10,481	1,190	11.4%
NOW	21,725	21,604	121	0.6%
Retail money market accounts	358,575	351,739	6,836	1.9%
Brokered money market accounts	4	25,002	(24,998)	(100.0)%
Retail time deposits of:
$250,000 or less	271,531	299,431	(27,900)	(9.3)%
More than $250,000	173,401	168,683	4,718	2.8%
Time deposits from internet rate service providers	—	24,902	(24,902)	—%
Brokered time deposits	65,000	55,000	10,000	18.2%
Time deposits from California State Treasurer	100,000	100,000	—	—%
Total interest-bearing deposits	1,001,907	1,056,842	(54,935)	(5.2)%
Total deposits	$1,797,648	$1,594,851	$202,797	12.7%

The increase in noninterest-bearing demand deposits was primarily due to the deposit increases from customers with SBA PPP loans, SBA Revitalization Funds and SBA Economic Injury Disaster Loans, as well as the overall liquid deposit market. A total of $93.9 million of SBA PPP loans were funded through the Bank's noninterest-bearing demand deposits and deposit customers also received $93.6 million of SBA Revitalization Funds and SBA Economic Injury Disaster Loans of during the six months ended June 30, 2021.
The decrease in retail time deposits was primarily due to matured and closed accounts of $321.9 million, partially offset by new accounts of $59.3 million and renewals of the matured accounts of $232.7 million.
As of June 30, 2021 and December 31, 2020, total deposits were comprised of 44.3% and 33.7%, respectively, of noninterest-bearing demand accounts, 21.8% and 25.7%, respectively, of savings, NOW and money market accounts, and 33.9% and 40.6%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.5 million and $2.7 million, respectively, at June 30, 2021 and December 31, 2020.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
June 30, 2021
Time deposits less than $100,000	$20,241	$30,568	$88,132	$6,219	$1,059	$146,219
Time deposits of $100,000 through $250,000	49,044	45,953	94,272	1,043	—	190,312
Time deposits of more than $250,000	146,100	36,801	87,875	2,625	—	273,401
Total	$215,385	$113,322	$270,279	$9,887	$1,059	$609,932
December 31, 2020
Time deposits less than $100,000	$83,751	$18,482	$32,112	$7,975	$1,528	$143,848
Time deposits of $100,000 through $250,000	91,727	57,715	81,622	4,421	—	235,485
Time deposits of more than $250,000	156,507	35,000	72,553	4,623	—	268,683
Total	$331,985	$111,197	$186,287	$17,019	$1,528	$648,016

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $238.9 million at June 30, 2021, an increase of $5.2 million, or 2.2%, from $233.8 million at December 31, 2020. The increase was primarily due to net income of $18.4 million and cash proceeds from exercise of stock options of $782 thousand, partially offset by repurchases of common stock of $10.3 million, dividends declared on common stock of $3.1 million and a decrease in accumulated other comprehensive income of $813 thousand.
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
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of June 30, 2021 and December 31, 2020. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2021
Common tier 1 capital (to risk-weighted assets)	15.17%	14.88%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.43%	16.13%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.17%	14.88%	6.0%	8.0%
Tier 1 capital (to average assets)	11.76%	11.53%	4.0%	5.0%
December 31, 2020
Common tier 1 capital (to risk-weighted assets)	15.97%	15.70%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.22%	16.95%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.97%	15.70%	6.0%	8.0%
Tier 1 capital (to average assets)	11.94%	11.74%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.43% and 8.13%, respectively, as of June 30, 2021, and 9.22% and 8.95%, respectively, as of December 31, 2020.

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
The Company had $10.0 million and $80.0 million of outstanding FHLB advances at June 30, 2021 and December 31, 2020, respectively. Based on the values of loans pledged as collateral, the Company had $502.7 million and $425.3 million of additional borrowing capacity with FHLB as of June 30, 2021 and December 31, 2020, respectively. The Company also had $65.0 million and $65.0 million, respectively, of available unused unsecured federal funds lines at June 30, 2021 and December 31, 2020.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at June 30, 2021 and December 31, 2020 was $34.2 million and $35.8 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $41.3 million and $44.1 million as of June 30, 2021 and December 31, 2020, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of June 30, 2021 and December 31, 2020, total cash and cash equivalents represented 8.5% and 10.1% of total assets, respectively.
On June 30, 2020, the Company also transferred securities held-to-maturity of $18.8 million to securities available-for-sale in order to secure additional liquidity on balance sheet. As of June 30, 2021, management was able to maintain strong on-and off-balance sheet liquidity as a result of proactive liquidity management in response to the COVID-19 pandemic.
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

	June 30, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$3,047	$161,601	$6,623	$150,247
Unfunded loan commitments	1,118	29,651	1,752	34,874
Standby letters of credit	3,535	1,425	2,971	1,814
Commercial letters of credit	570	—	—	—
Total	$8,270	$192,677	$11,346	$186,935

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2021
Time deposits	$598,986	$9,887	$1,059	$—	$609,932
FHLB advances	10,000	—	—	—	10,000
Operating leases	2,414	3,557	1,314	554	7,839
Total	$611,400	$13,444	$2,373	$554	$627,771
December 31, 2020
Time deposits	$629,469	$17,019	$1,528	$—	$648,016
FHLB advances	70,000	10,000	—	—	80,000
Operating leases	2,494	4,342	1,413	818	9,067
Total	$701,963	$31,361	$2,941	$818	$737,083

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	June 30, 2021		December 31, 2020
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+300	32.3%	18.6%	28.9%	17.4%
+200	21.6%	14.2%	19.4%	13.3%
+100	10.8%	8.0%	9.8%	7.6%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2021 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at June 30, 2021. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2021.
The following table presents share repurchase activities during the three months ended June 30, 2021:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From April 1, 2021 to April 30, 2021	12,737	$15.89	12,737	762,263
From May 1, 2021 to May 31, 2021	619,904	15.99	619,904	142,359
From June 1, 2021 to June 30, 2021	13,693	15.98	13,693	128,666
Total	646,334	$15.99	646,334

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
On April 8, 2021, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 775,000 shares, through September 7, 2021. As of June 30, 2021, the Company repurchased and retired 646,334 shares of common stock at a weighted-average price of $15.99 per share under this repurchase program.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-K	001-38621	4.2	March 9, 2020
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	August 5, 2021	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2021	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)