Form 10-Q
period 2021-09-30
PCB BANCORP
filed 2021-11-08
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 29, 2021, the registrant had outstanding 14,841,626 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2021

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
•cyber-attacks, ransomware attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems;
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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$19,688	$19,605
Interest-bearing deposits in other financial institutions	195,285	174,493
Total cash and cash equivalents	214,973	194,098
Securities available-for-sale, at fair value	133,102	120,527
Loans held-for-sale	29,020	1,979
Loans held-for-investment, net of deferred loan costs (fees)	1,707,878	1,583,578
Allowance for loan losses	(23,807)	(26,510)
Net loans held-for-investment	1,684,071	1,557,068
Premises and equipment, net	3,306	4,048
Federal Home Loan Bank and other restricted stock, at cost	8,577	8,447
Other real estate owned, net	—	1,401
Deferred tax assets, net	7,519	8,120
Servicing assets	7,009	6,400
Operating lease assets	7,164	7,616
Accrued interest receivable	5,494	9,334
Other assets	4,464	3,815
Total assets	$2,104,699	$1,922,853
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$832,240	$538,009
Savings, NOW and money market accounts	410,092	408,826
Time deposits of $250,000 or less	327,207	379,333
Time deposits of more than $250,000	263,127	268,683
Total deposits	1,832,666	1,594,851
Federal Home Loan Bank advances	10,000	80,000
Operating lease liabilities	7,862	8,455
Accrued interest payable and other liabilities	6,573	5,759
Total liabilities	1,857,101	1,689,065
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 14,841,626 and 15,385,878 shares issued and outstanding, respectively, and included 55,284 and 30,300 shares of unvested restricted stock, respectively, at September 30, 2021 and December 31, 2020	154,618	164,140
Retained earnings	92,248	67,692
Accumulated other comprehensive income, net	732	1,956
Total shareholders’ equity	247,598	233,788
Total liabilities and shareholders’ equity	$2,104,699	$1,922,853

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$20,537	$18,938	$58,792	$57,617
Tax-exempt investment securities	36	37	109	113
Taxable investment securities	401	478	1,063	1,585
Other interest-earning assets	194	167	513	938
Total interest income	21,168	19,620	60,477	60,253
Interest expense:
Deposits	885	2,599	3,196	11,000
Other borrowings	56	168	239	471
Total interest expense	941	2,767	3,435	11,471
Net interest income	20,227	16,853	57,042	48,782
Provision (reversal) for loan losses	(1,053)	4,326	(3,134)	11,077
Net interest income after provision (reversal) for loan losses	21,280	12,527	60,176	37,705
Noninterest income:
Service charges and fees on deposits	292	280	887	945
Loan servicing income	655	856	2,082	2,312
Gain on sale of loans	4,269	821	9,558	3,044
Other income	372	315	1,069	915
Total noninterest income	5,588	2,272	13,596	7,216
Noninterest expense:
Salaries and employee benefits	7,606	6,438	20,913	18,750
Occupancy and equipment	1,399	1,416	4,158	4,196
Professional fees	422	325	1,574	1,631
Marketing and business promotion	416	193	1,070	920
Data processing	391	373	1,164	1,097
Director fees and expenses	144	125	433	453
Regulatory assessments	12	267	399	728
Other expenses	842	749	2,329	2,374
Total noninterest expense	11,232	9,886	32,040	30,149
Income before income taxes	15,636	4,913	41,732	14,772
Income tax expense	4,613	1,464	12,305	4,384
Net income	$11,023	$3,449	$29,427	$10,388

Earnings per common share, basic	$0.74	$0.22	$1.94	$0.67
Earnings per common share, diluted	$0.73	$0.22	$1.92	$0.67

Weighted-average common shares outstanding, basic	14,779,707	15,343,888	15,090,989	15,395,475
Weighted-average common shares outstanding, diluted	15,031,558	15,377,531	15,298,065	15,466,207

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,023	$3,449	$29,427	$10,388
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(581)	(9)	(1,734)	2,045
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	—	787
Income tax benefit (expense) related to items of other comprehensive income (loss)	170	3	510	(839)
Total other comprehensive income (loss), net of tax	(411)	(6)	(1,224)	1,993
Total comprehensive income	$10,612	$3,443	$28,203	$12,381

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2020	15,377,935	$163,759	$61,532	$1,942	$227,233
Comprehensive income (loss)
Net income	—	—	3,449	—	3,449
Other comprehensive loss, net of tax	—	—	—	(6)	(6)
Issuance of restricted stock	900	—	—	—	—
Restricted stock surrendered due to employee tax liability	(165)	(2)	—	—	(2)
Share-based compensation expense	—	200	—	—	200
Stock options exercised	868	3	—	—	3
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,538)	—	(1,538)
Balance at September 30, 2020	15,379,538	$163,960	$63,443	$1,936	$229,339

Balance at July 1, 2021	14,854,315	$154,796	$83,002	$1,143	$238,941
Comprehensive income (loss)
Net income	—	—	11,023	—	11,023
Other comprehensive loss, net of tax	—	—	—	(411)	(411)
Issuance of restricted stock	1,800	—	—	—	—
Forfeiture of restricted stock	(300)	—	—	—	—
Restricted stock surrendered due to employee tax liability	(231)	(4)	—	—	(4)
Repurchase of common stock	(33,935)	(543)	—	—	(543)
Share-based compensation expense	—	116	—	—	116
Stock options exercised	19,977	253	—	—	253
Cash dividends declared on common stock ($0.12 per share)	—	—	(1,777)	—	(1,777)
Balance at September 30, 2021	14,841,626	$154,618	$92,248	$732	$247,598

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	15,707,016	$169,221	$57,670	$(57)	$226,834
Comprehensive income
Net income	—	—	10,388	—	10,388
Other comprehensive income, net of tax	—	—	—	1,993	1,993
Issuance of restricted stock	1,900	—	—	—	—
Restricted stock surrendered due to employee tax liability	(165)	(2)	—	—	(2)
Repurchase of common stock	(428,474)	(6,487)	—	—	(6,487)
Share-based compensation expense	—	592	—	—	592
Stock options exercised	99,261	636	—	—	636
Cash dividends declared on common stock ($0.30 per share)	—	—	(4,615)	—	(4,615)
Balance at September 30, 2020	15,379,538	$163,960	$63,443	$1,936	$229,339

Balance at January 1, 2021	15,385,878	$164,140	$67,692	$1,956	$233,788
Comprehensive income (loss)
Net income	—	—	29,427	—	29,427
Other comprehensive loss, net of tax	—	—	—	(1,224)	(1,224)
Issuance of restricted stock	35,584	—	—	—	—
Forfeiture of restricted stock	(1,300)	—	—	—	—
Restricted stock surrendered due to employee tax liability	(231)	(4)	—	—	(4)
Repurchase of common stock	(680,269)	(10,876)	—	—	(10,876)
Share-based compensation expense	—	323	—	—	323
Stock options exercised	101,964	1,035	—	—	1,035
Cash dividends declared on common stock ($0.32 per share)	—	—	(4,871)	—	(4,871)
Balance at September 30, 2021	14,841,626	$154,618	$92,248	$732	$247,598

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$29,427	$10,388
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of premises and equipment	1,053	1,118
Net amortization of premiums on securities	811	656
Net accretion of discounts on loans	(2,689)	(2,301)
Net accretion of deferred loan fees	(4,662)	(1,988)
Amortization of servicing assets	1,496	1,385
Provision (reversal) for loan losses	(3,134)	11,077
Deferred tax expense (benefit)	1,111	(3,005)
Stock-based compensation	323	592
Gain on sale of loans	(9,558)	(3,044)
Originations of loans held-for-sale	(126,774)	(100,507)
Proceeds from sales of and principal collected on loans held-for-sale	109,409	75,389
Change in accrued interest receivable and other assets	3,191	(4,911)
Change in accrued interest payable and other liabilities	(319)	(3,944)
Net cash used in operating activities	(315)	(19,095)
Cash flows from investing activities
Purchase of securities available-for-sale	(47,306)	(36,640)
Proceeds from maturities and paydowns of securities available-for-sale	32,186	26,245
Proceeds from maturities and paydowns of securities held-to-maturity	—	1,309
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	5,355	664
Net change in loans held-for-investment	(123,698)	(129,337)
Purchase of loans held-for-investment	(1,439)	—
Purchase of Federal Home Loan Bank stock	(130)	(102)
Proceeds from sale of other real estate owned	3,434	2,490
Purchases of premises and equipment	(315)	(1,714)
Net cash used in investing activities	(131,913)	(137,085)
Cash flows from financing activities
Net change in deposits	237,815	167,800
Proceeds from long-term Federal Home Loan Bank advances	—	140,000
Repayment of long-term Federal Home Loan Bank advances	(70,000)	(30,000)
Stock options exercised	1,035	636
Repurchase of common stock	(10,876)	(6,487)
Cash dividends paid on common stock	(4,871)	(4,615)
Net cash provided by financing activities	153,103	267,334
Net increase (decrease) in cash and cash equivalents	20,875	111,154
Cash and cash equivalents at beginning of period	194,098	146,228
Cash and cash equivalents at end of period	$214,973	$257,382

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Interest paid	$4,916	$14,849
Income taxes paid	9,027	6,621
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$5,351	$1,355
Loans transferred to other real estate owned	905	2,544
Reclassification of securities held-to-maturity to securities available-for-sale	—	18,777
Right of use assets obtained in exchange for lease obligations	1,247	105

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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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
As of September 30, 2021 and December 31, 2020, total loans under modified terms related to the COVID-19 pandemic were none and $36.1 million, respectively. All loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications had initial modification terms of 6-months or less and loans that were granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, were classified as special mention or substandard. In addition, all loans under modified terms related to the COVID-19 pandemic were current and on accrual status as of December 31, 2020; however, all of these loans were monitored on an ongoing basis in accordance with each loan’s covenants and conditions for potential downgrade or change in accrual status.
Small Business Administration Paycheck Protection Program
The Small Business Administration (“SBA”) launched the Paycheck Protection Program (“PPP”) to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the commercial and industrial loans portfolio and have an interest rate of 1%. The substantial majority of the SBA PPP loans funded in 2020 in the Company’s portfolio have a maturity of two years. On January 13, 2021, the SBA began accepting applications for second draw PPP loans. During the nine months ended September 30, 2021, the Company had funded 1,153 SBA PPP loans totaling $107.0 million, net of unamortized deferred fees and costs. SBA PPP loans funded in 2021 have a maturity of five years.
As of September 30, 2021, the Company had 800 SBA PPP loans totaling $101.9 million, net of unamortized deferred fees and costs, and recognized $145.4 million in forgiveness for 1,992 SBA PPP loans. The Company defers loan origination fees on SBA PPP loans and amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at September 30, 2021 and December 31, 2020.
Adopted Accounting Pronouncements
During the nine months ended September 30, 2021, there were no significant accounting pronouncements applicable to the Company that became effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$91,485	$—	$91,485
Residential collateralized mortgage obligations	—	21,198	—	21,198
SBA loan pool securities	—	9,667	—	9,667
Municipal bonds	—	5,708	—	5,708
Corporate bonds	—	5,044	—	5,044
Total securities available-for-sale	—	133,102	—	133,102
Total assets measured at fair value on a recurring basis	$—	$133,102	$—	$133,102
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$76,154	$—	$76,154
Residential collateralized mortgage obligations	—	26,467	—	26,467
SBA loan pool securities	—	12,080	—	12,080
Municipal bonds	—	5,826	—	5,826
Total securities available-for-sale	—	120,527	—	120,527
Total assets measured at fair value on a recurring basis	$—	$120,527	$—	$120,527
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2021
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2020
Impaired loans:
SBA property	$—	$—	$218	$218
Commercial lines of credit	—	—	904	904
SBA commercial term	—	—	255	255
Total impaired loans	—	—	1,377	1,377
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,377	$1,377
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

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

For assets measured at fair value, the following table presents the total net gains (losses), which include charge-offs, recoveries, and specific reserves recorded for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Collateral dependent impaired loans:
SBA property	$—	$(9)	$32	$(147)
Commercial lines of credit	—	(79)	(136)	(799)
SBA commercial term	—	—	(30)	(164)
Other real estate owned	—	—	74	—
Net gains (losses) recognized	$—	$(88)	$(60)	$(1,110)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2021
Financial assets:
Interest-bearing deposits in other financial institutions	$195,285	$195,285	$195,285	$—	$—
Securities available-for-sale	133,102	133,102	—	133,102	—
Loans held-for-sale	29,020	32,003	—	32,003	—
Net loans held-for-investment	1,684,071	1,698,852	—	—	1,698,852
FHLB and other restricted stock	8,577	N/A	N/A	N/A	N/A
Accrued interest receivable	5,515	5,515	7	280	5,228
Financial liabilities:
Deposits	$1,832,666	$1,753,463	$—	$—	$1,753,463
FHLB advances	10,000	10,142	—	10,142	—
Accrued interest payable	745	745	—	1	744
December 31, 2020
Financial assets:
Interest-bearing deposits in other financial institutions	$174,493	$174,493	$174,493	$—	$—
Securities available-for-sale	120,527	120,527	—	120,527	—
Loans held-for-sale	1,979	2,112	—	2,112	—
Net loans held-for-investment	1,557,068	1,574,063	—	—	1,574,063
FHLB and other restricted stock	8,447	N/A	N/A	N/A	N/A
Accrued interest receivable	9,334	9,334	1	322	9,011
Financial liabilities:
Deposits	$1,594,851	$1,594,112	$—	$—	$1,594,112
FHLB advances	80,000	80,321	—	80,321	—
Accrued interest payable	2,226	2,226	—	2	2,224

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$91,446	$976	$(937)	$91,485
Residential collateralized mortgage obligations	21,079	172	(53)	21,198
SBA loan pool securities	9,406	266	(5)	9,667
Municipal bonds	5,339	369	—	5,708
Corporate bonds	5,000	44	—	5,044
Total securities available-for-sale	$132,270	$1,827	$(995)	$133,102
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$74,622	$1,558	$(26)	$76,154
Residential collateralized mortgage obligations	26,216	294	(43)	26,467
SBA loan pool securities	11,753	349	(22)	12,080
Municipal bonds	5,370	456	—	5,826
Total securities available-for-sale	$117,961	$2,657	$(91)	$120,527

As of September 30, 2021 and December 31, 2020, pledged securities were $110.8 million and $117.8 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of September 30, 2021. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$307	$311
One to five years	1,858	1,917
Five to ten years	5,834	5,898
Greater than ten years	2,340	2,626
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	121,931	122,350
Total	$132,270	$133,102

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$185	$—	$185
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$51,552	$(868)	28	$1,904	$(69)	1	$53,456	$(937)	29
Residential collateralized mortgage obligations	2,794	(53)	1	—	—	—	2,794	(53)	1
SBA loan pool securities	—	—	—	158	(5)	1	158	(5)	1
Total securities available-for-sale	$54,346	$(921)	29	$2,062	$(74)	2	$56,408	$(995)	31
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$5,773	$(26)	4	$—	$—	—	$5,773	$(26)	4
Residential collateralized mortgage obligations	2,424	(4)	3	5,127	(39)	6	7,551	(43)	9
SBA loan pool securities	1,677	(4)	2	1,869	(18)	4	3,546	(22)	6
Total securities available-for-sale	$9,874	$(34)	9	$6,996	$(57)	10	$16,870	$(91)	19

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
All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2021 and December 31, 2020 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2021 and December 31, 2020. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and nine months ended September 30, 2021 and 2020.

Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Real estate loans:
Commercial property	$1,054,351	$880,736
Residential property	201,635	198,431
SBA property	127,845	126,570
Construction	6,572	15,199
Total real estate loans	1,390,403	1,220,936
Commercial and industrial loans:
Commercial term	74,390	87,250
Commercial lines of credit	101,456	96,087
SBA commercial term	18,338	21,878
SBA PPP	101,901	135,654
Total commercial and industrial loans	296,085	340,869
Other consumer loans	21,390	21,773
Loans held-for-investment	1,707,878	1,583,578
Allowance for loan losses	(23,807)	(26,510)
Net loans held-for-investment	$1,684,071	$1,557,068

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of September 30, 2021 and December 31, 2020, the Company had $398 thousand and $3.9 million, respectively, of such loans outstanding.
SBA PPP loans
The following table presents a summary of SBA PPP loans as of September 30, 2021:

($ in thousands)	Number of Loans	Amount
Loan amount:
$50,000 or less	436	$8,913
Over $50,000 and less than $350,000	286	39,689
Over $350,000 and less than $2,000,000	77	50,116
$2,000,000 or more	1	3,183
Total	800	$101,901

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the three months ended September 30, 2021 and 2020:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at July 1, 2021	$18,672	$5,866	$351	$24,889
Charge-offs	—	(84)	(43)	(127)
Recoveries on loans previously charged off	—	94	4	98
Provision (reversal) for loan losses	(733)	(336)	16	(1,053)
Balance at September 30, 2021	$17,939	$5,540	$328	$23,807

Balance at July 1, 2020	$15,545	$4,337	$366	$20,248
Charge-offs	—	—	(102)	(102)
Recoveries on loans previously charged off	—	18	56	74
Provision (reversal) for loan losses	2,556	1,686	84	4,326
Balance at September 30, 2020	$18,101	$6,041	$404	$24,546

The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the nine months ended September 30, 2021 and 2020:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2021	$18,894	$7,222	$394	$26,510
Charge-offs	(18)	(100)	(87)	(205)
Recoveries on loans previously charged off	47	553	36	636
Provision (reversal) for loan losses	(984)	(2,135)	(15)	(3,134)
Balance at September 30, 2021	$17,939	$5,540	$328	$23,807

Balance at January 1, 2020	$9,854	$4,354	$172	$14,380
Charge-offs	(138)	(916)	(241)	(1,295)
Recoveries on loans previously charged off	56	223	105	384
Provision (reversal) for loan losses	8,329	2,380	368	11,077
Balance at September 30, 2020	$18,101	$6,041	$404	$24,546

The following table presents the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
September 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	17,939	5,540	328	23,807
Total	$17,939	$5,540	$328	$23,807
Loans receivable:
Individually evaluated for impairment	$1,344	$325	$—	$1,669
Collectively evaluated for impairment	1,389,059	295,760	21,390	1,706,209
Total	$1,390,403	$296,085	$21,390	$1,707,878
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$3	$2	$—	$5
Collectively evaluated for impairment	18,891	7,220	394	26,505
Total	$18,894	$7,222	$394	$26,510
Loans receivable:
Individually evaluated for impairment	$2,200	$1,531	$—	$3,731
Collectively evaluated for impairment	1,218,736	339,338	21,773	1,579,847
Total	$1,220,936	$340,869	$21,773	$1,583,578

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

The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Real estate loans:
Commercial property	$1,040,685	$11,801	$1,865	$—	$1,054,351
Residential property	201,635	—	—	—	201,635
SBA property	125,672	254	1,919	—	127,845
Construction	6,572	—	—	—	6,572
Commercial and industrial loans:
Commercial term	69,694	3,550	1,146	—	74,390
Commercial lines of credit	100,007	1,449	—	—	101,456
SBA commercial term	17,695	261	382	—	18,338
SBA PPP	101,901	—	—	—	101,901
Other consumer loans	21,357	—	33	—	21,390
Total	$1,685,218	$17,315	$5,345	$—	$1,707,878
December 31, 2020
Real estate loans:
Commercial property	$866,508	$10,268	$3,960	$—	$880,736
Residential property	198,242	—	189	—	198,431
SBA property	123,147	251	3,172	—	126,570
Construction	15,199	—	—	—	15,199
Commercial and industrial loans:
Commercial term	81,724	4,362	1,164	—	87,250
Commercial lines of credit	93,883	1,299	905	—	96,087
SBA commercial term	20,923	281	674	—	21,878
SBA PPP	135,654	—	—	—	135,654
Other consumer loans	21,707	—	66	—	21,773
Total	$1,556,987	$16,461	$10,130	$—	$1,583,578

The Company had no loans under modified terms related to the COVID-19 pandemic as of September 30, 2021. The following table presents the risk categories for the recorded investment in loans under modified terms related to the COVID-19 pandemic by portfolio segment as of December 31, 2020:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Real estate loans:
Commercial property	$13,158	$10,268	$706	$—	$24,132
Residential property	425	—	—	—	425
SBA property	3,941	251	—	—	4,192
Commercial and industrial loans:
Commercial term	—	4,362	1,165	—	5,527
SBA commercial term	1,769	—	72	—	1,841
Total	$19,293	$14,881	$1,943	$—	$36,117

Loans that were granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, were classified as special mention or substandard.

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
September 30, 2021
Real estate loans:
Residential property	$189	$—	$—	$—	$189
SBA property	—	—	—	766	766
Commercial and industrial loans:
Commercial term	—	—	3	—	3
SBA commercial term	—	—	—	314	314
SBA PPP	62	—	—	—	62
Other consumer loans	41	—	—	33	74
Total	$292	$—	$3	$1,113	$1,408
December 31, 2020
Real estate loans:
Commercial property	$—	$—	$—	$524	$524
Residential property	182	—	—	189	371
SBA property	—	—	—	885	885
Commercial and industrial loans:
Commercial lines of credit	—	—	—	904	904
SBA commercial term	—	—	—	595	595
Other consumer loans	120	36	—	66	222
Total	$302	$36	$—	$3,163	$3,501

There were no nonaccrual loans guaranteed by a U.S. government agency at September 30, 2021 and December 31, 2020.
All loans under modified terms related to the COVID-19 pandemic were on accrual status and current at December 31, 2020.

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2021
Real estate loans:
Commercial property	$328	$327	$—	$—	$—
SBA property	1,016	1,062	—	—	—
Commercial and industrial loans:
Commercial term	5	5	—	—	—
SBA commercial term	320	332	—	—	—
Total	$1,669	$1,726	$—	$—	$—
December 31, 2020
Real estate loans:
Commercial property	$856	$855	$—	$—	$—
Residential property	189	189	—	—	—
SBA property	1,108	1,198	47	45	3
Commercial and industrial loans:
Commercial term	18	18	—	—	—
Commercial lines of credit	905	905	—	—	—
SBA commercial term	592	632	16	18	2
Total	$3,668	$3,797	$63	$63	$5

The following table presents information on the recorded investment in impaired loans by portfolio segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$329	$6	$336	$6
SBA property	1,026	3	1,203	4
Commercial and industrial loans:
Commercial term	8	—	24	—
Commercial lines of credit	—	—	1,747	—
SBA commercial term	327	—	395	—
Total	$1,690	$9	$3,705	$10

The following table presents information on the recorded investment in impaired loans by portfolio segment for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$330	$17	$337	$17
SBA property	1,140	13	1,554	13
Commercial and industrial loans:
Commercial term	12	—	25	1
Commercial lines of credit	—	—	2,085	—
SBA commercial term	410	1	451	1
Total	$1,892	$31	$4,452	$32

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$23	$53	$78	$198
Less: interest income recognized on impaired loans on a cash basis	(9)	(10)	(31)	(32)
Interest income foregone on impaired loans	$14	$43	$47	$166

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	September 30, 2021			December 31, 2020
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$328	$—	$328	$333	$—	$333
SBA property	250	26	276	270	5	275
Commercial and industrial loans:
Commercial term	5	—	5	18	—	18
SBA commercial term	6	—	6	13	—	13
Total	$589	$26	$615	$634	$5	$639

There were no new loans that were modified as TDRs for the three months ended September 30, 2021 or 2020. The following table presents information on new loans that were modified as TDRs for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
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
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of September 30, 2021 and December 31, 2020.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated no allowance for loan losses as of September 30, 2021 and December 31, 2020.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended September 30, 2021 or 2020. The following table presents information on loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
($ in thousands)	Number of Loans	Recorded Investment at Date of Default	Number of Loans	Recorded Investment at Date of Default
Commercial and industrial loans:
SBA commercial term	—	$—	1	$26
Total	—	$—	1	$26

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Real estate loans:
Commercial property	$3,452	$—	$5,162	$—
Residential property	—	—	189	1,125
Commercial and industrial loans:
SBA commercial term	—	—	—	230
Total	$3,452	$—	$5,351	$1,355

The following table presents a summary of loans held-for-sale transferred to loans held-for-investment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Real estate loans:
Residential property	$—	$—	$—	$697
Total	$—	$—	$—	$697

The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Real estate loans:
Residential property	$803	$—	$1,439	$—
Total	$803	$—	$1,439	$—

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Real estate loans:
Residential property	$—	$300
SBA property	28,036	1,411
Commercial and industrial loans:
SBA commercial term	984	268
Total	$29,020	$1,979

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

Note 5 - Servicing Assets
At September 30, 2021 and December 31, 2020, total servicing assets were $7.0 million and $6.4 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $45.0 million and $8.6 million, respectively, with the servicing rights retained and recognized a net gain on sale of $4.3 million and $689 thousand, respectively, during the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, the Company sold $90.1 million and $47.1 million, respectively, with the servicing rights retained and recognized a net gain on sale of $9.4 million and $2.8 million, respectively. Loan servicing income was $655 thousand and $856 thousand for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, loan servicing income was $2.1 million and $2.3 million, respectively,
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	September 30, 2021			December 31, 2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$87	$6,398	$524	$109	$5,642	$649
Fair value	$119	$11,286	$787	$133	$8,498	$888
Discount rate	6.33%	8.75%	9.64%	11.25%	13.25%	12.75%
Prepayment speed	26.40%	8.82%	12.31%	27.20%	9.99%	11.01%
Weighted average remaining life	22.1 years	21.3 years	6.3 years	23.1 years	21.1 years	6.6 years
Underlying loans being serviced	$17,604	$430,084	$64,241	$22,299	$400,982	$75,514

The following table presents activity in servicing assets for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$96	$5,800	$586	$125	$5,554	$720
Additions	—	1,040	13	—	140	16
Amortization	(9)	(442)	(75)	(8)	(320)	(61)
Balance at end of period	$87	$6,398	$524	$117	$5,374	$675

The following table presents activity in servicing assets for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$109	$5,642	$649	$171	$5,805	$822
Additions	—	2,021	84	—	653	100
Amortization	(22)	(1,265)	(209)	(54)	(1,084)	(247)
Balance at end of period	$87	$6,398	$524	$117	$5,374	$675

Note 6 - Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$—	$376	$1,401	$—
Additions	—	2,490	1,960	2,866
Sales	—	(2,490)	(3,361)	(2,490)
Net change in valuation allowance	—	—	—	—
Balance at end of period	$—	$376	$—	$376

The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$—	$—	$—	$—
Additions	—	—	—	—
Net direct write-downs and removal from sale	—	—	—	—
Balance at end of period	$—	$—	$—	$—

The following table presents expenses related to OREOs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net gain (loss) on sales	$—	$—	$74	$—
Operating expenses, net of rental income	—	(2)	(81)	(2)
Total	$—	$(2)	$(7)	$(2)

The Company did not provide loans to finance the sale of its OREO property during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company provided a loan of $1.5 million to finance the sale of its OREO property.

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Operating lease cost (1)	$611	$669	$1,913	$1,985
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$654	$680	$2,051	$2,107
Right of use assets obtained in exchange for lease obligations	$1,111	$51	$1,247	$105

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Operating leases:
Operating lease assets	$7,164	$7,616
Operating lease liabilities	$7,862	$8,455
Weighted-average remaining lease term	4.1 years	4.3 years
Weighted-average discount rate	2.36%	2.60%

The following table presets maturities of operating lease liabilities as of September 30, 2021:

($ in thousands)	September 30, 2021
Maturities:
2021	$684
2022	2,712
2023	2,230
2024	793
2025	753
After 2025	1,193
Total lease payment	8,365
Imputed Interest	(503)
Present value of operating lease liabilities	$7,862

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had outstanding FHLB advances of $10.0 million and $80.0 million at September 30, 2021 and December 31, 2020, respectively. FHLB advances consisted of a fixed interest rate term borrowing with a maturity date of June 29, 2022 (original maturity term of five years) and an interest rate of 2.07% at September 30, 2021. At December 31, 2020, FHLB advances consisted of fixed interest rate term borrowings with original maturity terms ranging from one to five years and weighted-average interest rate of 0.67%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At September 30, 2021 and December 31, 2020, loans pledged to secure borrowings from the FHLB were $885.1 million and $834.4 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.4 million and $8.3 million at September 30, 2021 and December 31, 2020, respectively. The Company had additional borrowing capacity of $505.0 million and $425.3 million from the FHLB as of September 30, 2021 and December 31, 2020, respectively.
Other Borrowing Arrangements
At September 30, 2021, the Company had $36.9 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $45.1 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at September 30, 2021.
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
On April 8, 2021, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 775,000 shares, through September 7, 2021. As of September 30, 2021, the Company repurchased and retired 680,269 shares of common stock at a weighted-average price of $15.99 per share, totaling $10.9 million under this repurchase program.

Note 10 - Share-Based Compensation
On July 25, 2013, the Company adopted the 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of September 30, 2021, there were 483,170 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Share-based compensation expense related to:
Stock options	$52	$162	$130	$478
Restricted stock awards	64	38	193	114
Total share-based compensation expense	$116	$200	$323	$592
Related tax benefits	$21	$21	$62	$61

The following table presents unrecognized share-based compensation expense as of September 30, 2021:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$322	2.3 years
Restricted stock awards	607	2.4 years
Total unrecognized share-based compensation expense	$929	2.3 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued with exercise prices of the closing market price of the Company’s stock on the grant date, and generally have a three-to five-year vesting period with contractual terms of ten years. The following table represents stock option activity for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	646,948	$10.98	4.8 years	$3,310
Granted	15,000	$20.28	10.0 years
Exercised	(19,977)	$12.69	5.3 years
Outstanding at end of period	641,971	$11.15	4.6 years	$5,625
Exercisable at end of period	537,872	$10.23	4.0 years	$5,205

The following table represents stock option activity for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	718,935	$10.87	5.1 years	$—
Granted	35,000	$15.84	10.0 years
Exercised	(101,964)	$10.15	3.8 years
Forfeited	(10,000)	$17.47	8.0 years
Outstanding at end of period	641,971	$11.15	4.6 years	$5,625
Exercisable at end of period	537,872	$10.23	4.0 years	$5,205

The following table represents information regarding unvested stock options for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	93,099	$15.09	121,199	$15.68
Granted	15,000	$20.28	35,000	$15.84
Vested	(4,000)	$14.00	(42,100)	$14.89
Forfeited	—	$—	(10,000)	$17.47
Outstanding at end of period	104,099	$15.88	104,099	$15.88

Restricted Stock Awards
The Company also has granted restricted stock awards (“RSAs”) to certain employees and officers. The RSAs are valued at the closing market price of the Company’s stock on the grant date and generally have a three-to five-year vesting period. The following table represents RSAs activity for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	62,884	$13.13	30,300	$16.27
Granted	1,800	$19.12	35,584	$10.80
Vested	(9,100)	$16.52	(9,300)	$16.46
Forfeited	(300)	$9.33	(1,300)	$13.23
Outstanding at end of period	55,284	$12.79	55,284	$12.79

Note 11 - Income Taxes
Income tax expense was $4.6 million and $1.5 million, respectively, and the effective tax rate was 29.5% and 29.8%, respectively, for the three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, income tax expense was $12.3 million and $4.4 million, respectively, and the effective tax rate was 29.5% and 29.7%, respectively.
At September 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of September 30, 2021, the Company is no longer subject to examination by taxing authorities for tax years before 2017 for federal taxes and before 2016 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.
Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2021	2020	2021	2020
Basic earnings per share:
Net income	$11,023	$3,449	$29,427	$10,388
Less: income allocated to unvested restricted stock	(43)	(8)	(116)	(25)
Net income allocated to common stock	$10,980	$3,441	$29,311	$10,363
Weighted-average total common shares outstanding	14,837,000	15,378,374	15,150,635	15,432,353
Less: weighted-average unvested restricted stock	(57,293)	(34,486)	(59,646)	(36,878)
Weighted-average common shares outstanding, basic	14,779,707	15,343,888	15,090,989	15,395,475
Basic earnings per share	$0.74	$0.22	$1.94	$0.67
Diluted earnings per share:
Net income allocated to common stock	$10,980	$3,441	$29,311	$10,363
Weighted-average common shares outstanding, basic	14,779,707	15,343,888	15,090,989	15,395,475
Diluted effect of stock options	251,851	33,643	207,076	70,732
Weighted-average common shares outstanding, diluted	15,031,558	15,377,531	15,298,065	15,466,207
Diluted earnings per share	$0.73	$0.22	$1.92	$0.67

There were 50,000 and 660,859 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, there were 104,000 and 163,000 stock options excluded in computing diluted EPS because they were anti-dilutive.
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
As of September 30, 2021 and December 31, 2020, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	September 30, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$5,852	$150,559	$6,623	$150,247
Unfunded loan commitments	130	33,798	1,752	34,874
Standby letters of credit	3,037	1,431	2,971	1,814
Commercial letters of credit	353	—	—	—
Total	$9,372	$185,788	$11,346	$186,935

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained a reserve for off-balance sheet items of $191 thousand and $238 thousand, respectively, at September 30, 2021 and December 31, 2020, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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
Network and Data Incident
On August 30, 2021, the Bank identified unusual activity on its network, responded promptly to disable the activity, investigate its source and monitor the Bank’s network. The Bank subsequently became aware of claims that it had been the target of a ransomware attack, and on September 7, 2021, determined that an external actor had accessed or acquired certain data on its network. The Bank has been working with third-party forensic investigators to understand the nature and scope of the incident and determine what information may have been accessed and what clients were impacted. The investigation revealed that this incident impacted files containing certain Bank customer information, including in some cases personal information of customers and customers’ employees. The Bank has notified or will notify all individuals identified to date, consistent with applicable laws, whose information may have been impacted. All impacted individuals will be offered free Equifax Complete Premier credit monitoring and identity theft protection services. The Bank has notified law enforcement and appropriate authorities of the incident.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began. During the three months ended September 30, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income (Unaudited), totaled $100 thousand, which represents the retention amount on its insurance claims. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident. To date, no litigation has resulted from the data incident.
During its most recent review of disclosure controls and procedures, the Company considered the data incident and concluded that its disclosure controls and procedures were effective. Nevertheless, the Company continues to enhance and update its disclosure controls and procedures, including as part of its efforts to enhance its cybersecurity safeguards and measures. With respect to the data incident, upon discovery the Bank engaged experienced outside counsel and continues to work with its experienced third-party forensics firm to investigate and remediate the matter. The Board of Directors was kept apprised of, and a director with experience in data security participated in, the investigation and remediation efforts. As a result of this incident and based on information known at this date, the Company determined that its disclosure controls and procedures were effective and the data incident did not materially affect, nor was it reasonably likely to affect, the Company’s internal control over financial reporting.

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of September 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.32% and 8.01%, respectively, as of September 30, 2021, and 9.22% and 8.95%, respectively, as of December 31, 2020. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$246,341	15.07%	$73,553	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	266,817	16.32%	130,762	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	246,341	15.07%	98,071	6.0%	N/A	N/A
Tier 1 capital (to average assets)	246,341	11.91%	82,728	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$241,177	14.76%	$73,550	4.5%	$106,239	6.5%
Total capital (to risk-weighted assets)	261,652	16.01%	130,756	8.0%	163,445	10.0%
Tier 1 capital (to risk-weighted assets)	241,177	14.76%	98,067	6.0%	130,756	8.0%
Tier 1 capital (to average assets)	241,177	11.66%	82,725	4.0%	103,407	5.0%
December 31, 2020
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$231,183	15.97%	$65,162	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	249,391	17.22%	115,843	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	231,183	15.97%	86,882	6.0%	N/A	N/A
Tier 1 capital (to average assets)	231,183	11.94%	77,452	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$227,268	15.70%	$65,160	4.5%	$94,120	6.5%
Total capital (to risk-weighted assets)	245,474	16.95%	115,840	8.0%	144,800	10.0%
Tier 1 capital (to risk-weighted assets)	227,268	15.70%	86,880	6.0%	115,840	8.0%
Tier 1 capital (to average assets)	227,268	11.74%	77,450	4.0%	96,813	5.0%

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$21	$19	$60	$68
Account analysis fees	220	206	649	634
Non-sufficient funds charges	35	39	130	181
Other deposit related fees	16	16	48	62
Total service charges and fees on deposits	292	280	887	945
Debit card fees	86	67	222	185
Gain (loss) on sale of other real estate owned	—	—	74	—
Wire transfer fees	159	137	435	391
Other service charges	50	47	150	139
Total	$587	$531	$1,768	$1,660

Note 16 - Subsequent Events
Dividend Declared on Common Stock. On October 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per common share. The dividend will be paid on or about November 19, 2021, to shareholders of record as of the close of business on November 12, 2021.
Appointment of New Director. On October 28, 2021, the Company’s Board of Directors appointed Janice Chung to the Board of Directors of the Company and the Bank effective November 1, 2021.
The Company has evaluated the effects of events that have occurred subsequent to September 30, 2021 through the issuance date of these consolidated financial statements (unaudited). Other than the events described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2021. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Non-GAAP Measures
The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated, and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies.
The following table presents reconciliation of allowance for loan losses to loans held-for-investment, excluding SBA PPP loans to its most comparable GAAP measure. The Company believes that this non-GAAP measure enhance comparability to prior periods and provide supplemental information regarding the Company’s credit quality trend.

($ in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Loans held-for-investment	$1,707,878	$1,583,578	$1,578,804
Less: SBA PPP loans	101,901	135,654	136,418
Loans held-for-investment, excluding SBA PPP loans	$1,605,977	$1,447,924	$1,442,386
Allowance for loan losses	$23,807	$26,510	$24,546
Allowance for loan losses to loans held-for-investment	1.39%	1.67%	1.55%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.48%	1.83%	1.70%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2021	2020	2021	2020
Selected balance sheet data:
Cash and cash equivalents	$214,973	$257,382	$214,973	$257,382
Securities available-for-sale	133,102	128,982	133,102	128,982
Loans held-for-sale	29,020	30,878	29,020	30,878
Loans held-for-investment, net of deferred loan costs (fees)	1,707,878	1,578,804	1,707,878	1,578,804
Allowance for loan losses	(23,807)	(24,546)	(23,807)	(24,546)
Total assets	2,104,699	2,021,187	2,104,699	2,021,187
Total deposits	1,832,666	1,647,107	1,832,666	1,647,107
Shareholders’ equity	247,598	229,339	247,598	229,339
Selected income statement data:
Interest income	$21,168	$19,620	$60,477	$60,253
Interest expense	941	2,767	3,435	11,471
Net interest income	20,227	16,853	57,042	48,782
Provision (reversal) for loan losses	(1,053)	4,326	(3,134)	11,077
Noninterest income	5,588	2,272	13,596	7,216
Noninterest expense	11,232	9,886	32,040	30,149
Income before income taxes	15,636	4,913	41,732	14,772
Income tax expense	4,613	1,464	12,305	4,384
Net income	11,023	3,449	29,427	10,388
Per share data:
Earnings per common share, basic	$0.74	$0.22	$1.94	$0.67
Earnings per common share, diluted	0.73	0.22	1.92	0.67
Book value per common share (1)	16.68	14.91	16.68	14.91
Cash dividends declared per common share	0.12	0.10	0.32	0.30
Outstanding share data:
Number of common shares outstanding	14,841,626	15,379,538	14,841,626	15,379,538
Weighted-average common shares outstanding, basic	14,779,707	15,343,888	15,090,989	15,395,475
Weighted-average common shares outstanding, diluted	15,031,558	15,377,531	15,298,065	15,466,207
Selected performance ratios:
Return on average assets (2)	2.11%	0.69%	1.94%	0.73%
Return on average shareholders’ equity (2)	17.98%	5.98%	16.40%	6.10%
Dividend payout ratio (3)	16.22%	45.45%	16.49%	44.78%
Efficiency ratio (4)	43.51%	51.69%	45.36%	53.84%
Yield on average interest-earning assets (2)	4.12%	4.00%	4.05%	4.31%
Cost of funds (2)	0.21%	0.63%	0.26%	0.92%
Net interest spread (2)	3.75%	3.08%	3.62%	3.03%
Net interest margin (2), (5)	3.93%	3.43%	3.82%	3.49%
Total loans to total deposits ratio (6)	94.77%	97.73%	94.77%	97.73%

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2021	2020	2021	2020
Asset quality:
Loans 30 to 89 days past due and still accruing	$292	$301	$292	$301
Nonperforming loans (7)	1,116	3,592	1,116	3,592
Nonperforming assets (8)	1,116	3,968	1,116	3,968
Net charge-offs (recoveries)	29	28	(431)	911
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.02%	0.02%	0.02%	0.02%
Nonperforming loans to loans held-for-investment	0.07%	0.23%	0.07%	0.23%
Nonperforming loans to allowance for loan losses	4.69%	14.63%	4.69%	14.63%
Nonperforming assets to total assets	0.05%	0.20%	0.05%	0.20%
Allowance for loan losses to loans held-for-investment	1.39%	1.55%	1.39%	1.55%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (9)	1.48%	1.70%	1.48%	1.70%
Allowance for loan losses to nonaccrual loans	2,138.99%	848.46%	2,138.99%	848.46%
Allowance for loan losses to nonperforming loans	2,133.24%	683.35%	2,133.24%	683.35%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.01%	0.01%	(0.04)%	0.08%
Capital ratios:
Shareholders’ equity to total assets	11.76%	11.35%	11.76%	11.35%
Average equity to average assets	11.75%	11.52%	11.84%	11.92%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	15.07%	15.60%	15.07%	15.60%
Total capital (to risk-weighted assets)	16.32%	16.86%	16.32%	16.86%
Tier 1 capital (to risk-weighted assets)	15.07%	15.60%	15.07%	15.60%
Tier 1 capital (to average assets)	11.91%	11.40%	11.91%	11.40%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	14.76%	15.34%	14.76%	15.34%
Total capital (to risk-weighted assets)	16.01%	16.60%	16.01%	16.60%
Tier 1 capital (to risk-weighted assets)	14.76%	15.34%	14.76%	15.34%
Tier 1 capital (to average assets)	11.66%	11.21%	11.66%	11.21%

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
(9)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.

Executive Summary
Q3 2021 Financial Highlights
•Net income was $11.0 million for the three months ended September 30, 2021, an increase of $7.6 million, or 219.6%, from $3.4 million for the three months ended September 30, 2020;
◦The Company recorded a provision (reversal) for loan losses of $(1.1) million for the three months ended September 30, 2021 compared with $4.3 million for the three months ended September 30, 2020.
◦Net interest income was $20.2 million for the three months ended September 30, 2021 compared with $16.9 million for the three months ended September 30, 2020. Net interest margin was 3.93% for the three months ended September 30, 2021 compared with 3.43% for the three months ended September 30, 2020.
◦Gain on sale of loans was $4.3 million for the three months ended September 30, 2021 compared with $821 thousand for the three months ended September 30, 2020.
•Total assets were $2.10 billion at September 30, 2021, an increase of $181.8 million, or 9.5%, from $1.92 billion at December 31, 2020;
•Loans held-for-investment, net of deferred costs (fees), were $1.71 billion at September 30, 2021, an increase of $124.3 million, or 7.8%, from $1.58 billion at December 31, 2020; and
◦SBA PPP loans totaled $101.9 million and $135.7 million at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company funded SBA PPP loans of $107.3 million and recognized $144.9 million in forgiveness and payoffs.
◦Loans under modified terms related to COVID-19 pandemic totaled none and $36.1 million at September 30, 2021 and December 31, 2020, respectively.
◦Allowance for loan losses to total loans held-for-investment ratio was 1.39% at September 30, 2021 compared with 1.67% at December 31, 2020.
•Total deposits were $1.83 billion at September 30, 2021, an increase of $237.8 million, or 14.9%, from $1.59 billion at December 31, 2020.
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
In addition, the Company has been monitoring its liquidity and capital closely. As of September 30, 2021, the Company maintained $215.0 million, or 10.2% of total assets, of cash and cash equivalents and $606.9 million, or 28.8% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well capitalized requirements as of September 30, 2021. At this time, the Company cannot estimate the long term impact of the COVID-19 pandemic, but these conditions impacted and are expected to impact its business, results of operations, and financial condition negatively.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,
	2021			2020
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,715,106	$20,537	4.75%	$1,564,704	$18,938	4.81%
Mortgage backed securities	95,908	278	1.15%	75,832	339	1.78%
Collateralized mortgage obligation	22,534	57	1.00%	33,393	82	0.98%
SBA loan pool securities	10,390	45	1.72%	12,996	57	1.74%
Municipal bonds - tax exempt (2)	5,759	36	2.48%	5,991	37	2.46%
Corporate bonds	2,283	21	3.65%	—	—	—%
Interest-bearing deposits in other financial institutions	179,560	69	0.15%	251,979	64	0.10%
FHLB and other bank stock	8,577	125	5.78%	8,447	103	4.85%
Total interest-earning assets	2,040,117	21,168	4.12%	1,953,342	19,620	4.00%
Noninterest-earning assets:
Cash and cash equivalents	19,915			17,094
Allowance for loan losses	(24,854)			(21,268)
Other assets	35,187			42,446
Total noninterest earning assets	30,248			38,272
Total assets	$2,070,365			$1,991,614
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$387,661	291	0.30%	$365,093	391	0.43%
Savings	12,806	2	0.06%	9,517	2	0.08%
Time deposits	599,865	592	0.39%	689,352	2,206	1.27%
Borrowings	18,152	56	1.22%	130,000	168	0.51%
Total interest-bearing liabilities	1,018,484	941	0.37%	1,193,962	2,767	0.92%
Noninterest-bearing liabilities:
Demand deposits	794,165			552,255
Other liabilities	14,531			15,934
Total noninterest-bearing liabilities	808,696			568,189
Total liabilities	1,827,180			1,762,151
Shareholders’ equity	243,185			229,463
Total liabilities and shareholders’ equity	$2,070,365			$1,991,614
Net interest income		$20,227			$16,853
Net interest spread (3)			3.75%			3.08%
Net interest margin (4)			3.93%			3.43%
Cost of funds (5)			0.21%			0.63%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $3.4 million and $1.2 million, respectively, and net accretion of discount on loans of $1.9 million and $743 thousand, respectively, are included in the interest income for the three months ended September 30, 2021 and 2020.
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
(6)    Annualized.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,683,084	$58,792	4.67%	$1,524,628	$57,617	5.05%
Mortgage backed securities	90,095	726	1.08%	65,713	985	2.00%
Collateralized mortgage obligation	23,442	168	0.96%	37,500	402	1.43%
SBA loan pool securities	10,959	148	1.81%	13,351	198	1.98%
Municipal bonds - tax exempt (2)	5,774	109	2.52%	5,807	113	2.60%
Corporate bonds	769	21	3.65%	—	—	—%
Interest-bearing deposits in other financial institutions	172,136	156	0.12%	213,292	585	0.37%
FHLB and other bank stock	8,527	357	5.60%	8,406	353	5.61%
Total interest-earning assets	1,994,786	60,477	4.05%	1,868,697	60,253	4.31%
Noninterest-earning assets:
Cash and cash equivalents	19,359			17,324
Allowance for loan losses	(25,753)			(17,676)
Other assets	37,371			38,255
Total noninterest earning assets	30,977			37,903
Total assets	$2,025,763			$1,906,600
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$398,459	941	0.32%	$367,222	2,058	0.75%
Savings	11,676	4	0.05%	7,706	8	0.14%
Time deposits	616,707	2,251	0.49%	725,927	8,934	1.64%
Borrowings	37,363	239	0.86%	95,276	471	0.66%
Total interest-bearing liabilities	1,064,205	3,435	0.43%	1,196,131	11,471	1.28%
Noninterest-bearing liabilities:
Demand deposits	707,800			465,634
Other liabilities	13,925			17,493
Total noninterest-bearing liabilities	721,725			483,127
Total liabilities	1,785,930			1,679,258
Shareholders’ equity	239,833			227,342
Total liabilities and shareholders’ equity	$2,025,763			$1,906,600
Net interest income		$57,042			$48,782
Net interest spread (3)			3.62%			3.03%
Net interest margin (4)			3.82%			3.49%
Cost of funds (5)			0.26%			0.92%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $4.7 million and $2.0 million, respectively, and net accretion of discount on loans of $2.7 million and $2.3 million, respectively, are included in the interest income for the nine months ended September 30, 2021 and 2020.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$1,820	$(221)	$1,599	$5,988	$(4,813)	$1,175
Investment securities	35	(113)	(78)	120	(646)	(526)
Other interest-earning assets	(46)	73	27	(174)	(251)	(425)
Total interest income	1,809	(261)	1,548	5,934	(5,710)	224
Interest incurred on:
Savings, NOW, and money market deposits	27	(127)	(100)	194	(1,315)	(1,121)
Time deposits	(286)	(1,328)	(1,614)	(1,344)	(5,339)	(6,683)
Borrowings	(145)	33	(112)	(286)	54	(232)
Total interest expense	(404)	(1,422)	(1,826)	(1,436)	(6,600)	(8,036)
Change in net interest income	$2,213	$1,161	$3,374	$7,370	$890	$8,260

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Interest income:
Interest and fees on loans	$20,537	$18,938	$1,599	8.4%
Interest on investment securities	437	515	(78)	(15.1)%
Interest and dividends on other interest-earning assets	194	167	27	16.2%
Total interest income	21,168	19,620	1,548	7.9%
Interest expense:
Interest on deposits	885	2,599	(1,714)	(65.9)%
Interest on borrowings	56	168	(112)	(66.7)%
Total interest expense	941	2,767	(1,826)	(66.0)%
Net interest income	$20,227	$16,853	$3,374	20.0%

Net interest income increased primarily due to a 55 basis point decrease in average cost on interest-bearing liabilities, a 12 basis point increase in average yield on interest-earning assets, a 4.4% increase in average balance of interest-earning assets, and a 14.7% decrease in average balance of interest-bearing liabilities.
Interest and fees on loans increased primarily due to a 9.6% increase in average balance, partially offset by a 6 basis point decrease in average yield. The decrease in average yield was primarily due to the lower market rates, partially offset by increases in amortization of net deferred fees and net accretion of discount. The increase in net accretion of discount was primarily due to an increase in loan payoffs on SBA loans. The increase in amortization of net deferred fees was primarily due to the payoffs and forgiveness of SBA PPP loans.
Interest on investment securities decreased primarily due to a 33 basis point decrease in average yield, partially offset by a 6.8% increase in average balance. The decrease in average yield and the increase in average balance were primarily due to new investment securities purchased under low market rates during the past 12-month period. The Company purchased new investment securities of $50.0 million during the past 12-month period. For the three months ended September 30, 2021 and 2020, yield on total investment securities was 1.27% and 1.60%, respectively.

Interest income on other interest-earning assets increased primarily due to a 15 basis point increase in average yield, partially offset by a 27.8% decrease in average balance. The increase in average yield was primarily due to an increase in dividend income on Federal Home Loan Bank stock. The decrease in average balance was primarily due to an increase in loans, partially offset by an increase in deposits. For the three months ended September 30, 2021 and 2020, yield on total other interest-earning assets was 0.41% and 0.26%, respectively.
Interest expense on deposits decreased primarily due to a 62 basis point decrease in average cost of interest-bearing deposits and a 13.0% decrease in average balance of time deposits, partially offset by a 6.9% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the three months ended September 30, 2021 and 2020, average cost on total interest-bearing deposits was 0.35% and 0.97%, respectively, and average cost on total deposits were 0.20% and 0.64%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance, partially offset by an increase in average cost of FHLB advances. The Company maintained a lower balance of other borrowings primarily due to the increase in deposits.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table presents the components of net interest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Interest income:
Interest and fees on loans	$58,792	$57,617	$1,175	2.0%
Interest on investment securities	1,172	1,698	(526)	(31.0)%
Interest and dividends on other interest-earning assets	513	938	(425)	(45.3)%
Total interest income	60,477	60,253	224	0.4%
Interest expense:
Interest on deposits	3,196	11,000	(7,804)	(70.9)%
Interest on borrowings	239	471	(232)	(49.3)%
Total interest expense	3,435	11,471	(8,036)	(70.1)%
Net interest income	$57,042	$48,782	$8,260	16.9%

Net interest income increased primarily due to an 85 basis point decrease in average cost on interest-bearing liabilities, a 6.7% increase in average balance of interest-earning assets, and an 11.0% decrease in average balance of interest-bearing liabilities, partially offset by a 26 basis point decrease in average yield on interest-earning assets.
Interest and fees on loans increased primarily due to a 10.4% increase in average balance, partially offset by a 38 basis point decrease in average yield. The decrease in average yield was primarily due to the lower market rates, partially offset by increases in amortization of net deferred fees and net accretion of discount. The increase in net accretion of discount was primarily due to an increase in loan payoffs on SBA loans. The increase in amortization of net deferred fees was primarily due to the payoffs and forgiveness of SBA PPP loans.
Interest on investment securities decreased primarily due to a 65 basis point decrease in average yield, partially offset by a 7.1% increase in average balance. The decrease in average yield and the increase in average balance were primarily due to new investment securities purchased under low market rates during the past 12-month period. The Company purchased new investment securities of $50.0 million during the past 12-month period. For the nine months ended September 30, 2021 and 2020, yield on total investment securities was 1.20% and 1.85%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 19 basis point decrease in average yield and an 18.5% decrease in average balance. The decrease in average yield was primarily due to the lower rates on the account with Federal Reserve Bank. The decrease in average balance was primarily due to an increase in loans, partially offset by an increase in deposits. For the nine months ended September 30, 2021 and 2020, yield on total other interest-earning assets was 0.38% and 0.57%, respectively.

Interest expense on deposits decreased primarily due to a 91 basis point decrease in average cost of interest-bearing deposits and a 15.0% decrease in average balance of time deposits, partially offset by a 9.4% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the nine months ended September 30, 2021 and 2020, average cost on total interest-bearing deposits was 0.42% and 1.33%, respectively, and average cost on total deposits were 0.25% and 0.94%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance, partially offset by an increase in average cost of FHLB advances. The Company maintained a lower balance of other borrowings primarily due to the increase in deposits.
Provision (reversal) for Loan Losses
Provision (reversal) for loan losses was $(1.1) million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, provision (reversal) for loan losses was $(3.1) million and $11.1 million, respectively. The reversal for loan losses for the three and nine months ended September 30, 2021 was primarily due to a decrease in historical loss and qualitative adjustment factor allocations as a result of improving economic conditions, partially offset by an increase in commercial property loans.
See further discussion in “Allowance for Loan Losses.”

Noninterest Income
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Service charges and fees on deposits	$292	$280	$12	4.3%
Loan servicing income	655	856	(201)	(23.5)%
Gain on sale of loans	4,269	821	3,448	420.0%
Other income	372	315	57	18.1%
Total noninterest income	$5,588	$2,272	$3,316	146.0%

Service charges and fees on deposits increased primarily due to an increase in fee-based transactions.
Loan servicing income decreased primarily due to an increase in servicing asset amortization from an increase in loan payoffs. Servicing asset amortization was $525 thousand and $388 thousand, respectively, for the three months ended September 30, 2021 and 2020.
Gain on sale of loans increased primarily due to a higher level of premiums on SBA loans in the secondary market and an increase in sale volume of SBA loans. The Company sold SBA loans of $45.0 million with a gain of $4.3 million, residential property loans of $301 thousand with a gain of $2 thousand, and certain commercial property loans of $3.5 million with a gain of $4 thousand during the three months ended September 30, 2021. During the three months ended September 30, 2020, the Company sold SBA loans of $8.6 million with a gain of $689 thousand and residential property loans of $16.6 million with a gain of $132 thousand.
Other income primarily included wire transfer fees of $159 thousand and $137 thousand, respectively, and debit card interchange fees of $86 thousand and $67 thousand, respectively, for the three months ended September 30, 2021 and 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table presents the components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Service charges and fees on deposits	$887	$945	$(58)	(6.1)%
Loan servicing income	2,082	2,312	(230)	(9.9)%
Gain on sale of loans	9,558	3,044	6,514	214.0%
Other income	1,069	915	154	16.8%
Total noninterest income	$13,596	$7,216	$6,380	88.4%

Service charges and fees on deposits decreased primarily due to a decrease in fee-based transactions.
Loan servicing income decreased primarily due to a decrease in servicing fee income and an increase in servicing asset amortization. Servicing asset amortization was $1.5 million and $1.4 million, respectively, for the nine months ended September 30, 2021 and 2020.
Gain on sale of loans increased primarily due to a higher level of premiums on SBA loans in the secondary market and an increase in sale volume of SBA loans. The Company sold SBA loans of $90.1 million with a gain of $9.4 million, residential property loans of $9.8 million with a gain of $142 thousand, and certain commercial property loans of $5.2 million with a gain of $4 thousand during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company sold SBA loans of $47.4 million with a gain of $2.8 million and residential property loans of $24.8 million with a gain of $203 thousand.
Other income primarily included wire transfer fees of $435 thousand and $391 thousand, respectively, and debit card interchange fees of $222 thousand and $185 thousand, respectively, for the nine months ended September 30, 2021 and 2020. For the nine months end September 30, 2021, other income also included gain on sale of other real estate owned of $74 thousand.

Noninterest Expense
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Salaries and employee benefits	$7,606	$6,438	$1,168	18.1%
Occupancy and equipment	1,399	1,416	(17)	(1.2)%
Professional fees	422	325	97	29.8%
Marketing and business promotion	416	193	223	115.5%
Data processing	391	373	18	4.8%
Director fees and expenses	144	125	19	15.2%
Regulatory assessments	12	267	(255)	(95.5)%
Other expenses	842	749	93	12.4%
Total noninterest expense	$11,232	$9,886	$1,346	13.6%

Salaries and employee benefits increased primarily due to increases in salaries, bonus accrual, and the incentive tied to the sales of Loan Production Offices (“LPO”) originated SBA loans and the incentive for SBA PPP loan production paid during the three months ended September 30, 2021, partially offset by decreases in vacation accrual and stock compensation expense. The number of full-time equivalent employees was 249 at September 30, 2021 compared to 252 at September 30, 2020.
Marketing and business promotion expense increased primarily due to an increase in advertisement.
Regulatory assessment expense decreased primarily due to an adjustment made for the assessment rate decrease, partially offset by an increase in balance sheet growth.
Other expenses primarily included $42 thousand and $111 thousand in loan related expenses, $378 thousand and $345 thousand in office expense, and $144 thousand and $125 thousand in armed guard expense for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table presents the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Salaries and employee benefits	$20,913	$18,750	$2,163	11.5%
Occupancy and equipment	4,158	4,196	(38)	(0.9)%
Professional fees	1,574	1,631	(57)	(3.5)%
Marketing and business promotion	1,070	920	150	16.3%
Data processing	1,164	1,097	67	6.1%
Director fees and expenses	433	453	(20)	(4.4)%
Regulatory assessments	399	728	(329)	(45.2)%
Other expenses	2,329	2,374	(45)	(1.9)%
Total noninterest expense	$32,040	$30,149	$1,891	6.3%

Salaries and employee benefits increased primarily due to increases in salaries, bonus accrual, and the incentive tied to the incentives for LPO originated SBA loan sales and SBA PPP loan production, partially offset by decreases in vacation accrual and stock compensation expense. Direct loan origination cost related to SBA PPP loan production totaled $812 thousand and $1.1 million for nine months ended September 30, 2021 and 2020, respectively. The number of full-time equivalent employees was 249 at September 30, 2021 compared to 252 at September 30, 2020.
Professional fees decreased primarily due to decreases in expenses related to decreases in expenses related to the Bank’s Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) compliance enhancements.
Marketing and business promotion expense increased primarily due to an increase in advertisement.
Regulatory assessment expense decreased primarily due to to an adjustment made for the assessment rate decrease, partially offset by an increase in balance sheet growth.
Other expenses primarily included $263 thousand and $328 thousand in loan related expenses, $1.0 million and $1.1 million in office expense, and $388 thousand and $379 thousand in armed guard expense for the nine months ended September 30, 2021 and 2020, respectively.
Income Tax Expense
Income tax expense was $4.6 million and $1.5 million, respectively, and the effective tax rate was 29.5% and 29.8%, respectively, for the three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, income tax expense was $12.3 million and $4.4 million, respectively, and the effective tax rate was 29.5% and 29.7%, respectively.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$91,446	$91,485	$39	$74,622	$76,154	$1,532
Residential collateralized mortgage obligations	21,079	21,198	119	26,216	26,467	251
SBA loan pool securities	9,406	9,667	261	11,753	12,080	327
Municipal bonds	5,339	5,708	369	5,370	5,826	456
Corporate bonds	5,000	5,044	44	—	—	—
Total securities available-for-sale	$132,270	$133,102	$832	$117,961	$120,527	$2,566

Total investment securities were $133.1 million at September 30, 2021, an increase of $12.6 million, or 10.4%, from $120.5 million at December 31, 2020. The increase was primarily due to purchases of $47.3 million, partially offset by principal paydowns of $32.2 million, a decrease in fair value of securities available-for-sale of $1.7 million, and net premium amortization of $811 thousand.
The Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2021 and December 31, 2020 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2021 and December 31, 2020. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and nine months ended September 30, 2021 and 2020.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of September 30, 2021:

	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$604	1.53%	$8,709	1.53%	$82,133	1.32%	$91,446	1.35%
Residential collateralized mortgage obligations	—	—%	—	—%	10,717	0.70%	10,362	1.46%	21,079	1.07%
SBA loan pool securities	—	—%	519	2.58%	1,509	0.67%	7,378	2.01%	9,406	1.82%
Municipal bonds	307	1.72%	1,858	2.07%	834	2.27%	2,340	3.53%	5,339	2.72%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$307	1.72%	$2,981	2.05%	$26,769	1.59%	$102,213	1.44%	$132,270	1.48%

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

($ in thousands)	September 30, 2021	December 31, 2020
Real estate loans:
Residential property	$—	$300
SBA property	28,036	1,411
Commercial and industrial loans:
SBA commercial term	984	268
Total	$29,020	$1,979

Loans held-for-sale were $29.0 million at September 30, 2021, an increase of $27.0 million, or 1,366.4%, from $2.0 million at December 31, 2020. The increase was primarily due to new funding of $126.8 million and a loan transferred from loans held-for-investment of $5.4 million, partially offset by sales of $105.1 million.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2021		December 31, 2020
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,054,351	61.6%	$880,736	55.5%
Residential property	201,635	11.8%	198,431	12.5%
SBA property	127,845	7.5%	126,570	8.0%
Construction	6,572	0.4%	15,199	1.0%
Total real estate loans	1,390,403	81.3%	1,220,936	77.0%
Commercial and industrial loans:
Commercial term	74,390	4.4%	87,250	5.5%
Commercial lines of credit	101,456	5.9%	96,087	6.1%
SBA commercial term	18,338	1.1%	21,878	1.4%
SBA PPP	101,901	6.0%	135,654	8.6%
Total commercial and industrial loans	296,085	17.4%	340,869	21.6%
Other consumer loans	21,390	1.3%	21,773	1.4%
Loans held-for-investment	1,707,878	100.0%	1,583,578	100.0%
Allowance for loan losses	(23,807)		(26,510)
Net loans held-for-investment	$1,684,071		$1,557,068

Loans held-for-investment, net of deferred loan costs (fees) were $1.71 billion at September 30, 2021, an increase of $124.3 million, or 7.8%, from $1.58 billion at December 31, 2020. The increase was primarily due to new funding of $498.9 million and advances of $88.9 million, partially offset by paydowns and payoffs of $457.9 million. During the nine months ended September 30, 2021, SBA PPP loans of $144.9 million were paid off and related unamortized net deferred fees were recognized through interest income. Commercial property loan production contributed significantly to the Company’s loan growth for the nine months ended September 30, 2021.

Loan Modifications Related to the COVID-19 Pandemic
The Company provided modifications, including payment deferments and interest only payments, to customers that were adversely affected by the COVID-19 pandemic. As of September 30, 2021, all loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs.
The following table presents a summary of loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of September 30, 2021:

($ in thousands)	Carrying Value	Accrued Interest Receivable
Real estate loans:
Commercial property	$328,847	$992
Residential property	28,566	615
SBA property	4,173	8
Commercial and industrial loans:
Commercial term	39,629	121
SBA commercial term	1,795	6
Other consumer loans	797	2
Total	$403,807	$1,744

The following table presents activity in loans under modified terms related to the COVID-19 pandemic for the nine months ended September 30, 2021.

	Real Estate Loans			Commercial and Industrial Loans
($ in thousands)	Commercial Property	Residential Property	SBA Property	Commercial Term	SBA Commercial Term	Total
Balance at January 1, 2021	$24,132	$425	$4,192	$5,527	$1,841	$36,117
Modification early terminated (1)	—	—	(2,576)	—	(1,338)	(3,914)
Modification expired	(33,943)	(1,100)	(1,627)	(8,330)	(513)	(45,513)
Subsequent modification	11,829	328	—	2,878	—	15,035
New modification	—	349	—	—	—	349
Amortization	(2,018)	(2)	11	(75)	10	(2,074)
Balance at September 30, 2021	$—	$—	$—	$—	$—	$—

(1)    Termination of modifications at the request of the borrower.
SBA Paycheck Protection Program
The following table presents a summary of SBA PPP loans as of September 30, 2021:

($ in thousands)	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	436	$8,913	$9,469
Over $50,000 and less than $350,000	286	39,689	40,955
Over $350,000 and less than $2,000,000	77	50,116	51,121
$2,000,000 or more	1	3,183	3,187
Total	800	$101,901	$104,732

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
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at September 30, 2021 and December 31, 2020.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Allowance for loan losses:
Balance at beginning of period	$24,889	$20,248	$26,510	$14,380
Charge-offs:
Real estate	—	—	18	138
Commercial and industrial	84	—	100	916
Other consumer	43	102	87	241
Total charge-offs	127	102	205	1,295
Recoveries on loans previously charged off
Real estate	—	—	47	56
Commercial and industrial	94	18	553	223
Other consumer	4	56	36	105
Total recoveries	98	74	636	384
Net charge-offs (recoveries)	29	28	(431)	911
Provision (reversal) for loan losses	(1,053)	4,326	(3,134)	11,077
Balance at end of period	$23,807	$24,546	$23,807	24,546
Loans held-for-investment:
Balance at end of period	$1,707,878	$1,578,804	$1,707,878	$1,578,804
Average balance	1,688,468	1,546,900	1,539,161	1,509,963
Ratios:
Annualized net charge-offs (recoveries) to average loans held-for-investment	0.01%	0.01%	(0.04)%	0.08%
Allowance for loan losses to loans held-for-investment	1.39%	1.55%	1.39%	1.55%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (1)	1.48%	1.70%	1.48%	1.70%

(1)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Commercial property	$—	$524	$(524)	(100.0)%
Residential property	—	189	(189)	(100.0)%
SBA property	766	885	(119)	(13.4)%
Total real estate loans	766	1,598	(832)	(52.1)%
Commercial and industrial loans:
Commercial lines of credit	—	904	(904)	(100.0)%
SBA commercial term	314	595	(281)	(47.2)%
Total commercial and industrial loans	314	1,499	(1,185)	(79.1)%
Other consumer loans	33	66	(33)	(50.0)%
Total nonaccrual loans	1,113	3,163	(2,050)	(64.8)%
Loans past due 90 days or more still on accrual	3	—	3	—%
Total nonperforming loans	1,116	3,163	(2,047)	(64.7)%
Other real estate owned	—	1,401	(1,401)	(100.0)%
Total nonperforming assets	$1,116	$4,564	$(3,448)	(75.5)%

Nonperforming loans to loans held-for-investment	0.07%	0.20%
Nonperforming assets to total assets	0.05%	0.24%

The decrease in total nonaccrual loans was primarily due to paydowns and payoffs of $2.0 million and a loan transferred to OREO of $905 thousand, partially offset by loans placed on nonaccrual status of $949 thousand during the nine months ended September 30, 2021. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $15 thousand and $44 thousand would have been recorded during the three and nine months ended September 30, 2021, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	September 30, 2021			December 31, 2020
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$328	$—	$328	$333	$—	$333
SBA property	250	26	276	270	5	275
Commercial and industrial loans:
Commercial term	5	—	5	18	—	18
SBA commercial term	6	—	6	13	—	13
Total	$589	$26	$615	$634	$5	$639

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$832,240	$538,009	$294,231	54.7%
Interest-bearing deposits:
Savings	13,294	10,481	2,813	26.8%
NOW	20,461	21,604	(1,143)	(5.3)%
Retail money market accounts	376,333	351,739	24,594	7.0%
Brokered money market accounts	4	25,002	(24,998)	(100.0)%
Retail time deposits of:
$250,000 or less	262,207	299,431	(37,224)	(12.4)%
More than $250,000	163,127	168,683	(5,556)	(3.3)%
Time deposits from internet rate service providers	—	24,902	(24,902)	—%
Brokered time deposits	65,000	55,000	10,000	18.2%
Time deposits from California State Treasurer	100,000	100,000	—	—%
Total interest-bearing deposits	1,000,426	1,056,842	(56,416)	(5.3)%
Total deposits	$1,832,666	$1,594,851	$237,815	14.9%

The increase in noninterest-bearing demand deposits was primarily due to the overall liquid deposit market, as well as the deposit increases from customers with SBA PPP loans, SBA Revitalization Funds and SBA Economic Injury Disaster Loans. A total of $93.9 million of SBA PPP loans were funded through the Bank's noninterest-bearing demand deposits and deposit customers also received $138.2 million of SBA Revitalization Funds and SBA Economic Injury Disaster Loans during the nine months ended September 30, 2021.
The decrease in retail time deposits was primarily due to matured and closed accounts of $457.6 million, partially offset by new accounts of $76.4 million and renewals of the matured accounts of $328.5 million.
As of September 30, 2021 and December 31, 2020, total deposits were comprised of 45.4% and 33.7%, respectively, of noninterest-bearing demand accounts, 22.4% and 25.7%, respectively, of savings, NOW and money market accounts, and 32.2% and 40.6%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $5.6 million and $2.7 million, respectively, at September 30, 2021 and December 31, 2020.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Over Three Years	Total
September 30, 2021
Time deposits less than $100,000	$31,309	$74,233	$32,399	$5,627	$597	$144,165
Time deposits of $100,000 through $250,000	47,758	68,019	67,147	118	—	183,042
Time deposits of more than $250,000	142,938	57,823	60,053	2,313	—	263,127
Total	$222,005	$200,075	$159,599	$8,058	$597	$590,334
December 31, 2020
Time deposits less than $100,000	$83,751	$18,482	$32,112	$7,975	$1,528	$143,848
Time deposits of $100,000 through $250,000	91,727	57,715	81,622	4,421	—	235,485
Time deposits of more than $250,000	156,507	35,000	72,553	4,623	—	268,683
Total	$331,985	$111,197	$186,287	$17,019	$1,528	$648,016

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $247.6 million at September 30, 2021, an increase of $13.8 million, or 5.9%, from $233.8 million at December 31, 2020. The increase was primarily due to net income of $29.4 million and cash proceeds from exercise of stock options of $1.0 million, partially offset by repurchases of common stock of $10.9 million, dividends declared on common stock of $4.9 million and a decrease in accumulated other comprehensive income of $1.2 million.
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
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of September 30, 2021 and December 31, 2020. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2021
Common tier 1 capital (to risk-weighted assets)	15.07%	14.76%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.32%	16.01%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.07%	14.76%	6.0%	8.0%
Tier 1 capital (to average assets)	11.91%	11.66%	4.0%	5.0%
December 31, 2020
Common tier 1 capital (to risk-weighted assets)	15.97%	15.70%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.22%	16.95%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.97%	15.70%	6.0%	8.0%
Tier 1 capital (to average assets)	11.94%	11.74%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.32% and 8.01%, respectively, as of September 30, 2021, and 9.22% and 8.95%, respectively, as of December 31, 2020.

Liquidity
Liquidity refers to the measure of ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting operating cash flow and capital and strategic cash flow needs, all at a reasonable cost. The Company continuously monitors its liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company’s shareholders.
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
The Company had $10.0 million and $80.0 million of outstanding FHLB advances at September 30, 2021 and December 31, 2020, respectively. Based on the values of loans pledged as collateral, the Company had $505.0 million and $425.3 million of additional borrowing capacity with FHLB as of September 30, 2021 and December 31, 2020, respectively. The Company also had $65.0 million and $65.0 million, respectively, of available unused unsecured federal funds lines at September 30, 2021 and December 31, 2020.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at September 30, 2021 and December 31, 2020 was $36.9 million and $35.8 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $45.1 million and $44.1 million as of September 30, 2021 and December 31, 2020, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of September 30, 2021 and December 31, 2020, total cash and cash equivalents represented 10.2% and 10.1% of total assets, respectively.
On June 30, 2020, the Company also transferred securities held-to-maturity of $18.8 million to securities available-for-sale in order to secure additional liquidity on balance sheet. As of September 30, 2021, management was able to maintain strong on-and off-balance sheet liquidity as a result of proactive liquidity management in response to the COVID-19 pandemic.
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

	September 30, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$5,852	$150,559	$6,623	$150,247
Unfunded loan commitments	130	33,798	1,752	34,874
Standby letters of credit	3,037	1,431	2,971	1,814
Commercial letters of credit	353	—	—	—
Total	$9,372	$185,788	$11,346	$186,935

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2021
Time deposits	$581,679	$8,058	$597	$—	$590,334
FHLB advances	10,000	—	—	—	10,000
Operating leases	2,728	3,500	1,341	796	8,365
Total	$594,407	$11,558	$1,938	$796	$608,699
December 31, 2020
Time deposits	$629,469	$17,019	$1,528	$—	$648,016
FHLB advances	70,000	10,000	—	—	80,000
Operating leases	2,494	4,342	1,413	818	9,067
Total	$701,963	$31,361	$2,941	$818	$737,083

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
The Company’s Board asset liability committee (“Board ALCO”) establishes broad policy limits with respect to interest rate risk. Board ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, The Company seeks to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Board ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits. As discussed earlier, the Company also has a Management ALCO, which is comprised of the senior management team and Chief Executive Officer, to proactively monitor its market risk.
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
The Company uses two approaches to model interest rate risk: Net Interest Income at Risk (“NII at Risk”), and Economic Value of Equity (“EVE”). The Company uses a static balance sheet to perform these analysis. Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement and provides a comparatively broader scope than NII at Risk since it captures all anticipated cash flows.
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	September 30, 2021		December 31, 2020
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+300	30.1%	21.5%	28.9%	17.4%
+200	20.1%	15.6%	19.4%	13.3%
+100	10.4%	8.6%	9.8%	7.6%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2021 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at September 30, 2021. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
On August 30, 2021, the Bank identified unusual activity on its network, responded promptly to disable the activity, investigate its source and monitor the Bank’s network. The Bank subsequently became aware of claims that it had been the target of a ransomware attack, and on September 7, 2021, determined that an external actor had accessed or acquired certain data on its network. The Bank has been working with third-party forensic investigators to understand the nature and scope of the incident and determine what information may have been accessed and what clients were impacted. The investigation revealed that this incident impacted files containing certain Bank customer information, including in some cases personal information of customers and customers’ employees. The Bank has notified or will notify all individuals identified to date, consistent with applicable laws, whose information may have been impacted. All impacted individuals will be offered free Equifax Complete Premier credit monitoring and identity theft protection services. The Bank has notified law enforcement and appropriate authorities of the incident.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began. During the three months ended September 30, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income (Unaudited), totaled $100 thousand, which represents the retention amount on its insurance claims. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident. To date, no litigation has resulted from the data incident.
Management is not aware of any material changes, other than the noted above, to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2021.
The following table presents share repurchase activities during the three months ended September 30, 2021:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From July 1, 2021 to July 31, 2021	33,935	$15.99	33,935	—
From August 1, 2021 to August 31, 2021	—	—	—	—
From September 1, 2021 to September 30, 2021	—	—	—	—
Total	33,935	$15.99	33,935

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
On April 8, 2021, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 775,000 shares, through September 7, 2021. The Company repurchased and retired 680,269 shares of common stock at a weighted-average price of $15.99 per share under this repurchase program.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-K	001-38621	4.2	March 9, 2020
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim*
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	November 8, 2021	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2021	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)