Form 10-K
period 2021-12-31
PCB BANCORP
filed 2022-03-04
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $184.8 million. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
As of February 25, 2022, the registrant had outstanding 14,913,660 shares of common stock.
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PCB Bancorp and Subsidiary
Annual Report on Form 10-K
December 31, 2021

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
SBA PPP Loans
U.S. SBA launched the PPP to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the C&I portfolio and have an interest rate of 1%. The substantial majority of the PPP loans funded during the year ended December 31, 2020 in the Company’s portfolio have a maturity of two years. On January 13, 2021, the SBA began accepting applications for second draw PPP loans. SBA PPP loans funded during the year ended December 31, 2021 have a maturity of five years.
As of December 31, 2021, the Company had 354 SBA PPP loans totaling $65.3 million, net of unamortized deferred fees and costs and recognized $182.7 million in forgiveness. For additional information on loans, see “Loans Held-For-Investment and Allowance for Loan Losses” included in Item 7 and Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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
On April 7, 2020, the federal banking regulators also issued the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” (the “Interagency Statement”) to encourage banks to work prudently with borrowers and describe the banking regulators’ interpretation of how accounting rules for TDR apply to certain modifications related to the COVID-19 pandemic.
On December 27, 2020, the Economic Aid Act was signed into law, which extended the applicable period of the temporary relief from TDRs under the CARES Act to the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or January 1, 2022.
As of December 31, 2021 and 2020, total loans under modified terms related to the COVID-19 pandemic, including payment deferments and interest only payments, were none and $36.1 million, respectively. All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less and loans that were granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, were classified as special mention or substandard. In addition, all loans under modified terms related to the COVID-19 pandemic were current and accrual status as of December 31, 2020; however, all of these loans were monitored on an ongoing basis in accordance with each loan’s covenants and conditions for potential downgrade or change in accrual status.
For additional information on loans, see “Loans Held-For-Investment and Allowance for Loan Losses” included in Item 7 and Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Liquidity and Capital
In addition, the Company has been monitoring its liquidity and capital closely. As of December 31, 2021, the Company maintained $203.3 million, or 9.5% of total assets, of cash and cash equivalents and $610.4 million, or 28.4% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well capitalized requirements as of December 31, 2021.
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
Legal Lending Limits
With certain exceptions, the Bank is permitted under the applicable laws to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital, allowance for loan losses, and certain capital notes and debentures issued by the Bank. As of December 31, 2021, the Bank’s lending limit was approximately $41.0 million per borrower for unsecured loans. In addition to unsecured loans, the Bank is permitted to make collateral-secured loans in an additional amount of up to 10% (for combined total of 25%) for a total of approximately $68.3 million to one borrower as of December 31, 2021.
For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $29.6 million, which were performing at December 31, 2021.
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
◦SBA property - SBA loans secured by CRE; and
◦Construction.
•Commercial and industrial loans consist of:
◦Commercial term;
◦Commercial lines of credit;
◦SBA commercial term; and
◦SBA PPP loans.
•Other consumer loans consist of automobile secured loans and personal loans.

The following table presents the composition of the Company’s loans held-for-investment (presented net of deferred fees and costs) as of the dates indicated:

	December 31,
	2021		2020
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,105,843	63.9%	$880,736	55.5%
Residential property	209,485	12.1%	198,431	12.5%
SBA property	129,661	7.5%	126,570	8.0%
Construction	8,252	0.5%	15,199	1.0%
Commercial and industrial loans:
Commercial term	73,438	4.2%	87,250	5.5%
Commercial lines of credit	100,936	5.8%	96,087	6.1%
SBA commercial term	17,640	1.0%	21,878	1.4%
SBA PPP	65,329	3.8%	135,654	8.6%
Other consumer loans	21,621	1.2%	21,773	1.4%
Loans held-for-investment	$1,732,205	100.0%	$1,583,578	100.0%

The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
	2021		2020
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Residential property	$—	—%	$300	15.2%
SBA property	33,603	90.8%	1,411	71.3%
Commercial and industrial loans:
SBA commercial term	3,423	9.2%	268	13.5%
Loans held-for-sale	$37,026	100.0%	$1,979	100.0%

Real Estate Loans. Real estate loans consist of commercial property loans, which are secured by CRE (e.g., retail shopping centers, industrial/manufacturing properties, multifamily residential properties, office buildings etc.), SFR real estate loans, SBA property loans, and construction loans. A majority of real estate lending activities originate from businesses and individuals within the Company’s primary lending areas.
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
In connection with such loans, the Company retains a valid lien on the real estate, obtains a title insurance policy that insures that the property is free from encumbrances, and requires hazard insurance. Loan fees on these products, interest rates and other provisions of residential property loans are determined by the Company on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on ARM loans generally are adjusted annually based on the one-year Constant Maturity Treasury (“CMT”). The spreads are fixed and thus the interest rate on these loans change in parallel with any changes in the applicable selected rates. While residential property loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all residential property loans contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. As of December 31, 2021 and 2020, approximately 85.3% and 88.4%, respectively, of residential property loans were ARM loans.
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
Commercial term loans (usually five to seven years) normally provide for monthly payments of both principal and interest. Commercial lines of credit (generally payable within one year) typically provide for periodic interest payments, with principal payable at maturity. SBA commercial term loans usually have a longer maturity (seven to ten years). These C&I loans are reviewed on a periodic basis with the review frequencies commensurate with the size and complexity of the loans. Most C&I loans are collateralized by perfected security interests on business assets.
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
For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposits Activities
The Company offers customers traditional retail deposit products through its branch network and the ability to access their accounts through online and mobile banking platforms. The Company offers a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. Core deposits, defined as all deposits except for time deposits exceeding $250,000 and internet or brokered deposits, are the primary and most valuable low-cost funding source for the lending business, and represented 80.9% of total deposits as of December 31, 2021.
The Company strives to retain an attractive deposit mix from both large and small customers as well as a broad market reach. As of December 31, 2021, the Company’s top 10 customers accounted for 10.5% of total deposits. The Company believes the competitive pricing and products, convenient branch locations, and quality personal customer service enable the Company to attract and retain deposits. The Company employs conventional marketing initiatives and advertising and in addition leverages its community and board relationships to generate new accounts. The Company offers deposit products to its loan customers by encouraging, depending on the circumstances and the type of relationship, them to maintain deposit accounts as a condition of granting loans. To enhance the relationships with customers and to identify and meet their particular needs, each customer is assigned a relationship officer, including SBA loan borrowers.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, rates offered by other Korean-American focused banks, general market interest rates, liquidity requirements, and the Company’s deposit growth goals. Wholesale deposits are also utilized to supplement core retail deposits for funding purposes, including brokered accounts and State California Treasurer’s time deposits. As of December 31, 2021, wholesale deposits totaled $185.0 million, or 9.9% of total deposits.
As of December 31, 2021, total deposits totaled $1.87 billion, and the average cost of deposits was 0.23% for the year ended December 31, 2021. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
FHLB functions as a reserve credit capacity for qualifying financial institutions. As a member, the Company is required to own capital stock in FHLB and may apply for advances from FHLB by utilizing qualifying loans and securities as collateral. FHLB offers a full range of borrowing programs with terms ranging from one day to 30 years, at competitive rates. A prepayment penalty is usually imposed for early repayment of these advances. As of December 31, 2021, the Company had outstanding FHLB advances of $10.0 million and maintained additional borrowing capacity of $516.2 million. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Human Capital
At December 31, 2021, the Company had a total of 245 full-time employees and 4 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory. It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve. Working within, and giving back to, the local community is the hallmark of a true community bank.
The Company has long been committed to comprehensive and competitive compensation and benefits programs as the Company recognizes that it operates in intensely competitive environments for talent. Retention of skilled and highly trained employees is critical to the Company’s strategy of being a trusted resource to its communities and strengthening relationships with its clients through employees. Community banking is often considered a relationship banking model rather than a purely transactional banking model. The Company’s employees are critical to the Company’s ability to develop and grow relationships with its clients. Furthering the Company’s philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the purpose and contribute to the Company’s overall success, compensation and benefits programs include: equity-based compensation plan, health/dental/vision insurances, life insurance, 401(K) plan, benefits under the Family Medical Leave Act, workers’ compensation, paid time off, holiday pay, training/education, leave for bereavement, wedding and jury duty.
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
The Company strives to place the health and well-being of employees above all else. Never has this been more necessary than during the COVID-19 pandemic. In response to the COVID-19 pandemic, the Company has taken significant steps to protect the health and well-being of its employees and customers, including implementing a work-from-home policy, and providing automated thermometers and sanitization stations in branches and departments.

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
As of December 31, 2021, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. With respect to the Bank, the Basel III Capital Rules also revise the prompt corrective action (“PCA”), regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

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
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2021, the Bank met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.
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
Brokered Deposit Restrictions
Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2021, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
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
The Dodd-Frank Act required the FDIC to ensure that the DIF reserve ratio, which is the amount in the DIF as a percentage of all DIF-insured deposits, reached 1.35% by September 3, 2020. The Dodd-Frank Act also altered the minimum designated reserve ratio for the DIF, increasing the minimum from 1.15% to 1.35%, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2021, the Bank paid $537 thousand in aggregate FDIC deposit insurance premiums. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Supervisory Assessments
California-chartered banks are required to pay supervisory assessments to the CDFPI to fund its operations. The amount of the assessment paid by a California bank to the CDFPI is calculated on the basis of the institution’s total assets in California, including consolidated subsidiaries, as reported to the CDFPI. During the year ended December 31, 2021, the Bank paid supervisory assessments to the CDFPI totaling $144 thousand.
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
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain over 2.5% in CET1 attributable to the capital conservation buffer, which was phased in over a three-year period that ended on January 1, 2019. See “Supervision and Regulation - Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2021.
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
On November 23, 2021, the federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify its primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident.” Generally, a notification incident occurs when a banking organization has suffered a computer-security incident that has a reasonable likelihood of materially disrupting or degrading the banking organization or its operations. The rule requires an affected banking organization to notify its primary Federal regulator as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred. The rule also requires bank service providers to notify each affected banking organization if that bank service provider experiences a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The rule becomes effective on April 1, 2022, with a compliance date of May 1, 2022.

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
Community Reinvestment Act Requirements
The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company. When the Bank apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and the Bank. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating on its most recent CRA performance evaluation, dated July 6, 2021.
On December 12, 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. The proposal will clarify what qualifies for credit under the CRA, enabling banks and their partners to better implement reinvestment and other activities that can benefit communities. The agencies will also create an additional definition of “assessment areas” tied to where deposits are located, in part to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to provide loans and other services to low- and moderate-income persons in those areas. Although the proposed rule was never finalized by the FDIC, it is expected that there will be inter-agency efforts to update and finalize a rule soon.
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
As of December 31, 2021, using regulatory definitions in the CRE Concentration Guidance, the Bank’s CRE loans represented 269.8% of total risk-based capital, as compared to 256.1%, 243.6% and 253.6% as of December 31, 2020, 2019 and 2018, respectively. The Bank is actively working to manage its CRE concentration and the management has discussed the CRE Concentration Guidance with the FDIC and believes that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.
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
The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), HUD, the Department of Veterans Affairs, the Department of Agriculture or the Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages phased out and was eliminated in 2021 through an additional final rule described below.
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
In 2021, the CFPB issued another final rule that amended the definition of a qualified mortgage by, among other things, eliminating the debt-to-income ratio requirement and replacing it with a price-based limitation for the interest rate charged such that the loan's annual percentage rate cannot exceed the average prime offer rate for a comparable transaction by 2.25 percentage points or more as of the date the interest rate is set.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. For the year ended December 31, 2021, total loans were 84.6% of our average interest-earning assets. Our net interest income exhibited a positive 8.7% sensitivity to rising interest rates in a 100 basis point parallel shock at December 31, 2021.

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
On August 30, 2021, the Bank identified unusual activity on its network. The Bank responded promptly to disable the activity, investigate its source and monitor the Bank’s network. The Bank subsequently became aware of claims that it had been the target of a ransomware attack. On September 7, 2021, the Bank determined that an external actor had illegally accessed and/or acquired certain data on its network. The Bank has been working with third-party forensic investigators to understand the nature and scope of the incident and determine what information may have been accessed and/or acquired and who may have been impacted. The investigation revealed that this incident impacted certain files containing certain Bank customer information. Some of these files contained documents related to loan applications, such as tax returns, Form W-2 information of their employees, and payroll records. The Bank has notified all individuals identified as impacted, consistent with applicable laws. All impacted individuals were offered free Equifax Complete Premier credit monitoring and identify theft protection services. The Bank has notified law enforcement and appropriate authorities of the incident.
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). In the Matter, Plaintiff seeks to form a class action and alleges causes of action for: (1) negligence; (2) unjust enrichment; (3) violations of California’s Consumer Privacy Act, Civil Code § 1798.150(a); and (4) violations of California’s unfair competition law (Cal. Bus. & Prof. Code § 17200, et seq.). The summons and complaint have been served on the Bank as of the date of this submission. On January 7, 2022, the Court entered a minute order staying the Matter at least until March 4, 2022, when the Court will hold an initial status conference. The Bank expresses no opinion on the merits of the Matter and intends to answer, respond, and/or otherwise defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began and the lawsuit mentioned above is in its very early stages. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income (Unaudited), totaled $100 thousand, which represents the retention amount on its insurance claims. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
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
At December 31, 2021, approximately 83.9% of our loans held-for-investment portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability.
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
We expect that gains on the sale of U.S. government guaranteed loans, primarily 7(a) loans, will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2021 was $12.8 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates and current market conditions. Significant errors in assumptions used to compute gains on sale of these loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.
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
We originated $194.4 million and $106.2 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2021 and 2020. During the same time periods, we sold $126.8 million and $89.8 million, respectively, of the guaranteed portion of our SBA loans. As of December 31, 2021, we held $184.3 million of SBA loans on our balance sheet, $143.2 million of which consisted of the non-guaranteed portion of SBA loans and $41.2 million or 22.3% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans. When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated.
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
At December 31, 2021 we had $1.50 billion of commercial loans, consisting of $1.11 billion of commercial property loans, $129.7 million of SBA property loans, $8.3 million of construction loans, and $257.3 million of C&I loans, including $65.3 million of SBA PPP loans, for which real estate is not the primary source of collateral. Commercial loans represented 86.7% of our total loan portfolio at December 31, 2021. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy.
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
The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied CRE are not included for purposes of CRE Concentration calculation. As of December 31, 2021, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 269.8% of our total risk-based capital, as compared to 256.1%, 243.6% and 253.6% as of December 31, 2020, 2019 and 2018, respectively. The FDIC may become concerned about our CRE loan concentrations, and they may inhibit our organic growth by restricting our ability to execute on our strategic plan.
Our residential property loan product consists primarily of non-qualified residential mortgage loans which may be considered riskier and less liquid than qualified residential mortgage loans.
As of December 31, 2021, our residential property loan portfolio amounted to $209.5 million or 12.1% of our total loans held-for-investment portfolio. As of such date, all of our residential property loans consisted of non-qualified residential mortgage loans. Non-qualified loans are residential loans that do not comply with certain standards set by the Dodd-Frank Act and its related regulations. These non-qualified residential mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two residential mortgage products: a lower LTV, alternative document non-qualified residential mortgage loan, and a qualified residential mortgage loan.
We originated non-qualified residential mortgage loans of $93.2 million and $28.6 million, respectively, for the years ended December 31, 2021 and 2020. We originated qualified residential mortgage loans of $9.7 million and $51.3 million, respectively, for the years ended December 31, 2021 and 2020. As of December 31, 2021, our non-qualified residential mortgage loans had a weighted average LTV of 57.8% and a weighted average Fair Isaac Corporation (“FICO”) score of 784.
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
As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations. The gain on sale of SBA loans was $12.8 million and $6.0 million, respectively, or 69.3% and 51.4%, respectively, of the total noninterest income, for the years ended December 31, 2021 and 2020.
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
Real estate construction loans, including land development loans, comprised approximately 0.5% of our total loans held-for-investment portfolio as of December 31, 2021, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.
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
As of December 31, 2021, our nonperforming loans (“NPLs”) totaled $994 thousand, or 0.06% of our loans held-for-investment portfolio. Our NPAs, which include NPLs and other real estate owned (“OREO”), totaled $994 thousand, or 0.05% of total assets. A loan is placed on nonaccrual status if: (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) payment in full of principal or interest is not expected, or (iii) principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. In addition, we had $554 thousand in accruing loans that were 30-89 days past due as of December 31, 2021.
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
As of December 31, 2021, we had no OREO on our books. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
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
Our ten largest depositor relationships accounted for approximately 10.5% of our deposits at December 31, 2021. Our largest depositor relationship accounted for approximately 3.0% of our deposits at December 31, 2021. The Bank maintained brokered deposits of $85.0 million and $80.0 million, respectively, and deposits from California State Treasurer of $100.0 million and $100.0 million, respectively, at December 31, 2021 and 2020. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits. Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would be likely to adversely affect our liquidity and require us to raise deposit interest rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.
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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. Allowance for loan losses, expressed as a percentage of loans held-for-investment, was 1.29%, 1.67% and 0.99%, respectively, at December 31, 2021, 2020 and 2019. Allowance for loan losses is funded from a provision (reversal) for loan losses, which is a charge to our income statement. Our provision (reversal) for loan losses, was $(4.6) million, $13.2 million and $4.2 million, respectively, for the years ended December 31, 2021, 2020 and 2019.
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
We have grown our consolidated assets from $1.44 billion as of December 31, 2017 to $2.15 billion as of December 31, 2021, and our deposits from $1.25 billion as of December 31, 2017 to $1.87 billion as of December 31, 2021. We intend to continue to grow our business through organic loan and deposit growth, and we anticipate that much of our future growth will be dependent on our ability to successfully implement our organic growth strategy, which may include establishing additional branches or LPOs in new or existing markets. A risk exists, however, that we will not be able to gain regulatory approval or identify suitable locations and management teams to execute this strategy. Further, our ability to grow organically loan and deposits is dependent on the financial health of our target demographic of Korean-Americans, which is in turn based on the financial health not only of their relevant geographic locations in the U.S. but also more broadly on the economic health of Korea. A decline in economic and business conditions in our market areas or in Korea could have a material impact on our loan portfolio or the demand for our products or services, which in turn may have a material adverse effect on our financial condition and results of operations.

Operations in our LPOs have positively affected our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.
We maintain 10 LPOs that primarily originate SBA loans. During the year ended December 31, 2021, these LPOs accounted for approximately 18.6% of new loans originated by the Bank. Sustaining the expansion of loan production through use of these out of state LPOs depends on a number of factors, including the continued strength of the markets in which our offices are located and identifying, hiring and retaining critical personnel. The strength of these markets could be weakened by anticipated increases in interest rates and any economic downturn. Moreover, competition for successful business developers and relationship managers in the SBA loan industry is fierce, and we may not be able to attract and retain the personnel we need to profitably operate our LPOs. Unsuccessful operation of our out of state LPOs could negatively impact our financial condition and results of operation.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2021, the Company’s headquarters office is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010. This office is located in the Wilshire Center/Koreatown District of Los Angeles and houses the Company’s management unit, including compliance and Bank Security Act groups, information technology, SBA lending management, branch management, CRE and C&I lending groups, trade finance, credit administration and administrative groups. The lease expires in September 2023. The Bank leases all of its LPO and retail branch locations.
The Bank maintains 13 branch locations, with eight in Los Angeles County (Koreatown/Mid-Wilshire, Koreatown/W. Olympic, Rowland Heights, Downtown Fashion District, Cerritos, Torrance, Little Tokyo and Western Avenue), three in Orange County (Fullerton, Buena Park and Irvine), and two on the East Coast (Bayside, New York and Englewood Cliffs, New Jersey). The Bank also maintains 10 LPOs located in Irvine, Artesia and Los Angeles, California; Annandale, Virginia; Atlanta, Georgia; Chicago, Illinois; Bellevue, Washington; Aurora, Colorado; Carrollton, Texas; and New York, New York..
Item 3. Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had no accrued loss contingencies for certain legal claims at December 31, 2021. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
On August 30, 2021, the Bank identified unusual activity on its network. The Bank responded promptly to disable the activity, investigate its source and monitor the Bank’s network. The Bank subsequently became aware of claims that it had been the target of a ransomware attack. On September 7, 2021, the Bank determined that an external actor had illegally accessed and/or acquired certain data on its network. The Bank has been working with third-party forensic investigators to understand the nature and scope of the incident and determine what information may have been accessed and/or acquired and who may have been impacted. The investigation revealed that this incident impacted certain files containing certain Bank customer information. Some of these files contained documents related to loan applications, such as tax returns, Form W-2 information of their employees, and payroll records. The Bank has notified all individuals identified as impacted, consistent with applicable laws. All impacted individuals were offered free Equifax Complete Premier credit monitoring and identify theft protection services. The Bank has notified law enforcement and appropriate authorities of the incident.
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). In the Matter, Plaintiff seeks to form a class action and alleges causes of action for: (1) negligence; (2) unjust enrichment; (3) violations of California’s Consumer Privacy Act, Civil Code § 1798.150(a); and (4) violations of California’s unfair competition law (Cal. Bus. & Prof. Code § 17200, et seq.). The summons and complaint have been served on the Bank as of the date of this submission. On January 7, 2022, the Court entered a minute order staying the Matter at least until March 4, 2022, when the Court will hold an initial status conference. The Bank expresses no opinion on the merits of the Matter and intends to answer, respond, and/or otherwise defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began and the lawsuit mentioned above is in its very early stages. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income (Unaudited), totaled $100 thousand, which represents the retention amount on its insurance claims. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: PCB) is listed on the NASDAQ Global Select Market. The approximate number of holders of record of the Company’s common stock as of December 31, 2021 was 255. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchase of Equity Securities
The following table presents share repurchase activities during the three months ended December 31, 2021:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From October 1, 2021 to October 31, 2021	—	$—	—	$—
From November 1, 2021 to November 30, 2021	—	—	—	—
From December 1, 2021 to December 31, 2021	—	—	—	—
Total	—	$—	—

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

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with the Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and “Forward Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.
Critical Accounting Estimates
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
The following table presents reconciliation of allowance for loan losses to loans held-for-investment, excluding SBA PPP loans to its most comparable GAAP measure. The Company believes that this non-GAAP measure enhances comparability to prior periods in which there were no SBA PPP loans and provides supplemental information regarding the Company’s credit quality trend.

	December 31,
($ in thousands)	2021	2020	2019	2018	2017
Loans held-for-investment	$1,732,205	$1,583,578	$1,450,831	$1,338,682	$1,189,999
Less: SBA PPP loans	65,329	135,654	—	—	—
Loans held-for-investment, excluding SBA PPP loans	$1,666,876	$1,447,924	$1,450,831	$1,338,682	$1,189,999
Allowance for loan losses	$22,381	$26,510	$14,380	$13,167	$12,224
Allowance for loan losses to loans held-for-investment	1.29%	1.67%	0.99%	0.98%	1.03%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.34%	1.83%	0.99%	0.98%	1.03%

Five-Year Summary of Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2021	2020	2019	2018	2017
Selected balance sheet data:
Cash and cash equivalents	$203,285	$194,098	$146,228	$162,273	$73,658
Securities available-for-sale	123,198	120,527	97,566	146,991	129,689
Securities held-to-maturity	—	—	20,154	21,760	21,070
Loans held-for-sale	37,026	1,979	1,975	5,781	5,297
Loans held-for-investment	1,732,205	1,583,578	1,450,831	1,338,682	1,189,999
Allowance for loan losses	(22,381)	(26,510)	(14,380)	(13,167)	(12,224)
Total assets	2,149,735	1,922,853	1,746,328	1,697,028	1,441,999
Total deposits	1,867,134	1,594,851	1,479,307	1,443,753	1,251,290
Shareholders’ equity	256,286	233,788	226,834	210,296	142,184
Selected income statement data:
Interest income	$81,472	$79,761	$92,945	$83,699	$65,267
Interest expense	4,335	13,572	23,911	17,951	10,097
Net interest income	77,137	66,189	69,034	65,748	55,170
Provision for loan losses	(4,596)	13,219	4,237	1,231	1,827
Noninterest income	18,434	11,740	11,869	10,454	13,894
Noninterest expense	43,208	41,699	42,315	40,226	35,895
Income before income taxes	56,959	23,011	34,351	34,745	31,342
Income tax expense	16,856	6,836	10,243	10,444	14,939
Net income	40,103	16,175	24,108	24,301	16,403
Per share data:
Earnings per common share, basic	$2.66	$1.05	$1.52	$1.69	$1.22
Earnings per common share, diluted	2.62	1.04	1.49	1.65	1.21
Book value per common share (1)	17.24	15.19	14.44	13.16	10.60
Cash dividends declared per common share	0.44	0.40	0.25	0.12	0.12
Outstanding share data:
Number of common shares outstanding	14,865,825	15,385,878	15,707,016	15,977,754	13,417,899
Weighted-average common shares outstanding, basic	15,017,637	15,384,231	15,873,383	14,397,075	13,408,030
Weighted-average common shares outstanding, diluted	15,253,820	15,448,892	16,172,282	14,691,370	13,540,293
Selected performance ratios:
Return on average assets	1.96%	0.84%	1.40%	1.53%	1.22%
Return on average shareholders’ equity	16.52%	7.08%	10.88%	14.26%	12.00%
Dividend payout ratio (2)	16.54%	38.10%	16.45%	7.10%	9.84%
Efficiency ratio (3)	45.21%	53.51%	52.30%	52.79%	51.97%
Yield on average interest-earning assets	4.05%	4.25%	5.53%	5.38%	4.99%
Cost of average interest-bearing liabilities	0.41%	1.15%	2.09%	1.65%	1.14%
Net interest spread	3.64%	3.10%	3.44%	3.73%	3.85%
Net interest margin (4)	3.83%	3.53%	4.11%	4.23%	4.22%
Total loans to total deposits ratio (5)	94.76%	99.42%	98.21%	93.12%	95.53%

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2021	2020	2019	2018	2017
Asset quality:
Loans 30 to 89 days past due and still accruing	$554	$338	$1,818	$377	$1,341
Loans past due 90 days or more and still accruing	—	—	287	—	—
Nonaccrual loans	994	3,163	2,537	1,061	3,234
Nonperforming loans	994	3,163	2,824	1,061	3,234
Nonperforming assets (6)	994	4,564	2,824	1,061	3,333
Net charge-offs (recoveries)	(467)	1,089	3,024	288	923
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.03%	0.02%	0.13%	0.03%	0.11%
Nonaccrual loans to loans held-for-investment	0.06%	0.20%	0.17%	0.08%	0.27%
Nonaccrual loans to allowance for loan losses	4.44%	11.93%	17.64%	8.06%	26.46%
Nonperforming loans to loans held-for-investment	0.06%	0.20%	0.19%	0.08%	0.27%
Nonperforming loans to allowance for loan losses	4.44%	11.93%	19.64%	8.06%	26.46%
Nonperforming assets to total assets	0.05%	0.24%	0.16%	0.06%	0.23%
Allowance for loan losses to loans held-for-investment	1.29%	1.67%	0.99%	0.98%	1.03%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (7)	1.34%	1.83%	0.99%	0.98%	1.03%
Allowance for loan losses to nonaccrual loans	2,251.61%	838.13%	566.81%	1,241.00%	377.98%
Allowance for loan losses to nonperforming loans	2,251.61%	838.13%	509.21%	1,241.00%	377.98%
Net charge-offs (recoveries) to average loans held-for-investment	(0.03)%	0.07%	0.22%	0.02%	0.08%
Capital ratios:
Shareholders’ equity to total assets	11.92%	12.16%	12.99%	12.39%	9.86%
Average equity to average assets	11.86%	11.94%	12.88%	10.72%	10.20%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	14.79%	15.97%	15.87%	16.28%	12.15%
Total capital (to risk-weighted assets)	16.04%	17.22%	16.90%	17.31%	13.20%
Tier 1 capital (to risk-weighted assets)	14.79%	15.97%	15.87%	16.28%	12.15%
Tier 1 capital (to average assets)	12.11%	11.94%	13.23%	12.60%	10.01%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	14.48%	15.70%	15.68%	16.19%	12.06%
Total capital (to risk-weighted assets)	15.73%	16.95%	16.71%	17.21%	13.12%
Tier 1 capital (to risk-weighted assets)	14.48%	15.70%	15.68%	16.19%	12.06%
Tier 1 capital (to average assets)	11.85%	11.74%	13.06%	12.53%	9.94%

(1)    Shareholders' equity divided by common shares outstanding
(2)    Dividends declared per common share divided by basic earnings per common share.
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
(7)    This ratio is not presented in accordance with GAAP. See "Non-GAAP measure" for reconciliation of this measure to its most comparable GAAP measure.

Executive Summary
Financial Highlights
•Net income was $40.1 million for the year ended December 31, 2021, an increase of $23.9 million, or 147.9%, from $16.2 million for the year ended December 31, 2020;
◦Provision (reversal) for loan losses was $(4.6) million, $13.2 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
◦Diluted earnings per common share was $2.62, $1.04 and $1.49 for the years ended December 31, 2021, 2020 and 2019, respectively.
◦Net interest margin was 3.83%, 3.53% and 4.11% for the years ended December 31, 2021, 2020 and 2019, respectively.
•Total assets were $2.15 billion at December 31, 2021, an increase of $226.9 million, or 11.8%, from $1.92 billion at December 31, 2020;
•Loans held-for-investment, net of deferred costs (fees), were $1.73 billion at December 31, 2021, an increase of $148.6 million, or 9.4%, from $1.58 billion at December 31, 2020. Excluding SBA PPP loans, loans held-for-investment were $1.67 billion at December 31, 2021, an increase of $219.0 million, or 15.1%, from $1.45 billion at December 31, 2020;
◦SBA PPP loans were $65.3 million and $135.7 million at December 31, 2021 and 2020, respectively.
◦Loans with modifications related to COVID-19 were none and $36.1 million at December 31, 2021 and 2020, respectively.
•Total deposits were $1.87 billion at December 31, 2021, an increase of $272.3 million, or 17.1%, from $1.59 billion at December 31, 2020;
•BOLI of $29.3 million was purchased during the year ended December 31, 2021; and
•The Company declared and paid cash dividends of $0.44, $0.40, and $0.25 per common share for the years ended December 31, 2021, 2020 and 2019, respectively.
The increase in net income for the year ended December 31, 2021 compared with the year ended December 31, 2020 was primarily due to increases in net interest income and noninterest income and the reversal for loan losses. Net interest income increased primarily due to a decrease in cost of interest-bearing liabilities and an increase in average earning assets. Noninterest income increased primarily due to an increase in gain on sale of SBA loans. Reversal for loan losses was primarily due to a decrease in qualitative adjustment factor allocations related to economic implications of the COVID-19 pandemic during the year ended December 31, 2021.
The decrease in net income for the year ended December 31, 2020 compared with the year ended December 31, 2019 was primarily due to an increase in provision for loan losses and a decrease in net interest income. Provision for loan losses increased primarily due to the increase in risks associated with economic and business conditions, as well an increases in special mention and substandard loans, as a result of the COVID-19 pandemic, and net interest income decreased primarily due to the lower market rates during the year ended December 31, 2020.
The increase in total assets for the year ended December 31, 2021 was primarily due to increases in loans held-for-investment and loans held-for-sale and the BOLI purchase of $29.3 million. Loans held-for-investment increased primarily due to the increased commercial property and residential property loan production. Loans held-for-sale increased primarily due to the increased SBA loan production.
The Company is committed to making corporate decisions that directly benefit its shareholders, and during the year ended December 31, 2021, increased its dividend per common share by $0.04, or 10.0%, to $0.44 from $0.40 for the year ended December 31, 2020. During the year ended December 31, 2021, the Company also repurchased 680,269 shares of common stock, totaling $10.9 million. Overall, the Company returned 43.7% of its earnings to common shareholders through dividends and common share repurchases during the year ended December 31, 2021.
COVID-19 Pandemic
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on global economic and market conditions. The U.S. government has enacted a number of monetary and fiscal policies to provide fiscal stimulus and relief in order to mitigate the impact of the COVID-19 pandemic. However, the COVID-19 pandemic continues to be a challenge to public health, including the emergence of new variants, and impact global economic and market conditions, including global supply chain disruptions and high inflation.

Since the beginning of the crisis, the Company has taken a number of steps to protect the safety of its employees and to support its customers. The Company has enabled its staff to work remotely and established safety measures within its bank premises and branches for both employees and customers. In order to support its customers, the Company has been in close contact with them, assessing the level of impact on their businesses, and putting a process in place to evaluate each client’s specific situation and provide relief programs where appropriate, including SBA PPP loans and loan modifications related to the COVID-19 pandemic.
In addition, the Company has been monitoring its liquidity and capital closely. As of December 31, 2021, the Company maintained $203.3 million, or 9.5% of total assets, of cash and cash equivalents and $610.4 million, or 28.4% of total assets, of available borrowing capacity. All regulatory capital ratios were also well above the regulatory well-capitalized requirements as of December 31, 2021.
At this time, the Company cannot estimate the long term impact of the COVID-19 pandemic, but these conditions are expected to continue to impact its business, results of operations, and financial condition negatively.
Network and Data Incident
On August 30, 2021, the Bank identified unusual activity on its network. The Bank responded promptly to disable the activity, investigate its source and monitor the Bank’s network. The Bank subsequently became aware of claims that it had been the target of a ransomware attack. On September 7, 2021, the Bank determined that an external actor had illegally accessed and/or acquired certain data on its network. The Bank has been working with third-party forensic investigators to understand the nature and scope of the incident and determine what information may have been accessed and/or acquired and who may have been impacted. The investigation revealed that this incident impacted certain files containing certain Bank customer information. Some of these files contained documents related to loan applications, such as tax returns, Form W-2 information of their employees, and payroll records. The Bank has notified all individuals identified as impacted, consistent with applicable laws. All impacted individuals were offered free Equifax Complete Premier credit monitoring and identify theft protection services. The Bank has notified law enforcement and appropriate authorities of the incident.
On December 16, 2021, a complaint based on the incident was filed in the Los Angeles County Superior Court seeking damages, injunctive relief, and equitable relief. The Bank expresses no opinion on the merits of the Matter and intends to answer, respond, and/or otherwise vigorously defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law. Those defenses will be based in part on the fact that the Bank has implemented security procedures, practices, and a robust information security program pursuant to guidance from financial regulators. Please see Part I Item 3 for more information about the litigation.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began and the lawsuit mentioned above is in its very early stages. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income (Unaudited), totaled $100 thousand, which represents the retention amount on its insurance claims. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$1,702,073	$79,155	4.65%	$1,541,740	$76,546	4.96%	$1,383,562	$85,667	6.19%
Mortgage-backed securities	89,693	989	1.10%	68,496	1,260	1.84%	82,848	2,081	2.51%
Collateralized mortgage obligation	22,633	221	0.98%	35,299	462	1.31%	51,441	1,185	2.30%
SBA loan pool securities	10,515	189	1.80%	13,120	255	1.94%	20,681	536	2.59%
Municipal securities - tax exempt (2)	5,755	146	2.54%	5,811	150	2.58%	5,833	154	2.64%
Corporate bonds	1,841	68	3.69%	—	—	—%	—	—	—%
Interest-bearing deposits in other financial institutions	170,814	220	0.13%	204,708	631	0.31%	126,803	2,781	2.19%
FHLB and other bank stock	8,539	484	5.67%	8,416	457	5.43%	8,067	541	6.71%
Total interest-earning assets	2,011,863	81,472	4.05%	1,877,590	79,761	4.25%	1,679,235	92,945	5.53%
Noninterest-earning assets:
Cash and cash equivalents	19,676			17,542			18,614
Allowances for loan losses	(25,270)			(19,693)			(13,197)
Other assets	41,187			39,385			35,010
Total noninterest-earning assets	35,593			37,234			40,427
Total assets	$2,047,456			$1,914,824			$1,719,662
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$400,446	1,242	0.31%	$371,315	2,385	0.64%	$329,562	5,162	1.57%
Savings	12,302	6	0.05%	8,543	9	0.11%	7,965	32	0.40%
Time deposits	609,351	2,795	0.46%	708,306	10,564	1.49%	783,353	18,245	2.33%
Other borrowings	31,302	292	0.93%	94,319	614	0.65%	25,388	472	1.86%
Total interest-bearing liabilities	1,053,401	4,335	0.41%	1,182,483	13,572	1.15%	1,146,268	23,911	2.09%
Noninterest-bearing liabilities:
Demand deposits	737,216			486,820			329,731
Other liabilities	14,073			16,968			22,087
Total noninterest-bearing liabilities	751,289			503,788			351,818
Total liabilities	1,804,690			1,686,271			1,498,086
Shareholders’ equity	242,766			228,553			221,576
Total liabilities and shareholders’ equity	$2,047,456			$1,914,824			$1,719,662
Net interest income		$77,137			$66,189			$69,034
Net interest spread (3)			3.64%			3.10%			3.44%
Net interest margin (4)			3.83%			3.53%			4.11%
Cost of funds (5)			0.24%			0.81%			1.62%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $6.1 million, $2.9 million and $452 thousand, respectively, and net accretion of discount on loans of $3.5 million, $3.3 million and $4.0 million, respectively, are included in the interest income for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	Year Ended December 31, 2021 vs. 2020			Year Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$7,960	$(5,351)	$2,609	$9,794	$(18,915)	$(9,121)
Investment securities	134	(648)	(514)	(937)	(892)	(1,829)
Other interest-earning assets	(172)	(212)	(384)	1,927	(4,161)	(2,234)
Total interest income	7,922	(6,211)	1,711	10,784	(23,968)	(13,184)
Interest paid on:
Savings, NOW, and money market deposits	207	(1,353)	(1,146)	651	(3,451)	(2,800)
Time deposits	(1,476)	(6,293)	(7,769)	(1,748)	(5,933)	(7,681)
Other borrowings	(410)	88	(322)	1,282	(1,140)	142
Total interest expense	(1,679)	(7,558)	(9,237)	185	(10,524)	(10,339)
Change in net interest income	$9,601	$1,347	$10,948	$10,599	$(13,444)	$(2,845)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Interest income:
Interest and fees on loans	$79,155	$76,546	$2,609	3.4%
Interest on investment securities	1,613	2,127	(514)	(24.2)%
Interest and dividends on other interest-earning assets	704	1,088	(384)	(35.3)%
Total interest income	81,472	79,761	1,711	2.1%
Interest expense:
Interest on deposits	4,043	12,958	(8,915)	(68.8)%
Interest on other borrowings	292	614	(322)	(52.4)%
Total interest expense	4,335	13,572	(9,237)	(68.1)%
Net interest income	$77,137	$66,189	$10,948	16.5%

Net interest income increased primarily due to a 7.2% increase in average balance of interest-earning assets and a 74 basis point decrease in average cost of interest-bearing liabilities, partially offset by a 20 basis point decrease in average yield on interest-earning assets and a 10.9% decrease in average balance of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in the loan and investment securities, supported by deposit growth. The decreases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the lower market rates during the year ended December 31, 2021.
Interest and fees on loans increased primarily due to a 10.4% increase in average balance, partially offset by a 31 basis point decrease in average yield. The increase in average balance was primarily due to an increase in commercial property loans, partially offset by decreases in commercial term and SBA PPP loans. The decrease in average yield was primarily due to the lower market rates, partially offset by increases in net amortization of deferred fees on SBA PPP loans and net accretion of discount.
Interest on investment securities decreased primarily due to a 49 basis point decrease in average yield, partially offset by a 6.3% increase in average balance. The decrease in average yield was primarily due to new investment securities purchased at lower market rates. The Company purchased $47.3 million and $39.4 million, respectively, of investment securities during the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, average yield on total investment securities was 1.24% and 1.73%, respectively.

Interest income on other interest-earning assets decreased primarily due to a 12 basis point decrease in average yield and a 15.8% decrease in average balance. The decrease in average yield was primarily due to the lower market rates. The decrease in average balance was primarily due to increases in loans and investment securities. For the years ended December 31, 2021 and 2020, yield on total other interest-earning assets was 0.39% and 0.51%, respectively.
Interest expense on deposits decreased primarily due to a 6.1% decrease in average balance of interest-bearing deposits and a 79 basis point decrease in average cost of interest-bearing deposits. The decrease in average balance was primarily due to a decrease in time deposits, partially offset by increases in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. For the years ended December 31, 2021 and 2020, average cost on total interest-bearing deposits was 0.40% and 1.19%, respectively.
Interest expense on other borrowings decreased primarily due to a 66.8% decrease in average balance, partially offset by a 28 basis point increase in average cost. The increase in average cost was primarily due to matured borrowings with lower interest rates during the year ended December 31, 2021. Matured FHLB advances totaled $70.0 million with a weighted-average rate of 0.47% for the year ended December 31, 2021.
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

Net interest income decreased primarily due to a 128 basis point decrease in average yield on interest-earning assets and a 3.2% increase in average balance of interest-bearing liabilities, partially offset by a 11.8% increase in average balance of interest-earning assets and a 94 basis point decrease in average cost of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in the loan and other interest-earning assets, supported by deposit growth. The decreases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the lower market rates during the year ended December 31, 2020.
Interest and fees on loans decreased primarily due to a 123 basis point decrease in average yield, partially offset by an 11.4% increase in average balance. The decrease in average yield was primarily due to the lower market rates, the 1% interest rate on SBA PPP loans, and a decrease in net accretion of discount, partially offset by an increase in net amortization of deferred fees on SBA PPP loans. The increase in average balance was primarily due to the SBA PPP loan production as well as an increase in commercial property loans.
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
Provision (reversal) for Loan Losses
Provision (reversal) for loan losses was $(4.6) million, $13.2 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019. The reversal for loan losses for the year ended December 31, 2021 was primarily due to a decrease in qualitative adjustment factor allocations related to economic implications of the COVID-19 pandemic. The increase for the year ended December 31, 2020 in provision for loan losses was primarily due to the increase in risks associated with economic and business conditions and uncertainty, as well as the increases in special mention and classified loans, as a result of the COVID-19 pandemic.
See further discussion in “Loans Held-For-Investment and Allowance for Loan Losses.”

Noninterest Income
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Service charges and fees on deposits	$1,195	$1,256	$(61)	(4.9)%
Loan servicing income	2,770	2,710	60	2.2%
Bank-owned life insurance income	108	—	108	—%
Gain on sale of loans	12,932	6,527	6,405	98.1%
Other income	1,429	1,247	182	14.6%
Total noninterest income	$18,434	$11,740	$6,694	57.0%

Service charges and fees on deposits decreased primarily due to a decrease in fee-based transactions.
Loan servicing income represents fees received on loans that the Company services, net of amortization of servicing assets. The increase was primarily due to an increase in servicing income received, partially offset by an increase in amortization of servicing assets from increased prepayments of loans being serviced.
The Company purchased bank-owned life insurance of $29.3 million during November 2021. Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans increased primarily due to increases in sales volume and gain margin. The increase in gain margin on SBA loans was primarily due to the temporary increase of SBA guaranteed portion until September 30, 2021 under the Economic Aid Act. The Company sold SBA loans of $126.8 million with a gain of $12.8 million, residential property loans of $10.4 million with a gain of $151 thousand and certain commercial property loans of $8.6 million with a gain of $6 thousand during the year ended December 31, 2021. During the year ended December 31, 2020, the Company sold SBA loans of $89.8 million with a gain of $6.0 million and residential property loans of $51.9 million with a gain of $489 thousand.
Other income included wire and remittance fees of $596 thousand and $530 thousand, respectively, and debit card interchange fees of $306 thousand and $252 thousand, respectively, for the years ended December 31, 2021 and 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2020	2019
Service charges and fees on deposits	$1,256	$1,544	$(288)	(18.7)%
Loan servicing income	2,710	2,309	401	17.4%
Gain on sale of loans	6,527	5,996	531	8.9%
Gain on sale of securities available-for-sale	—	786	(786)	(100.0)%
Other income	1,247	1,234	13	1.1%
Total noninterest income	$11,740	$11,869	$(129)	(1.1)%

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

Noninterest Expense
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Salaries and employee benefits	$27,974	$26,147	$1,827	7.0%
Occupancy and equipment	5,575	5,620	(45)	(0.8)%
Professional fees	2,159	2,256	(97)	(4.3)%
Marketing and business promotion	1,656	1,360	296	21.8%
Data processing	1,572	1,472	100	6.8%
Director fees and expenses	594	599	(5)	(0.8)%
Regulatory assessments	537	978	(441)	(45.1)%
Other expenses	3,141	3,267	(126)	(3.9)%
Total noninterest expense	$43,208	$41,699	$1,509	3.6%

Salaries and employee benefits increased primarily due to increases in wages, bonus accrual, and incentives tied to LPO originated SBA loan sales, partially offset by decreases in vacation and stock compensation expense. The number of full-time equivalent employees averaged 247.9 for the year ended December 31, 2021 compared to 251.8 for the year ended December 31, 2020.
Occupancy and equipment expense decreased primarily due to a decrease in depreciation, partially offset by an increase in equipment maintenance expense.
Professional fees decreased primarily due to a decrease in expense related to enhancement of the Bank's controls and processes on BSA/AML compliance programs, partially offset by an increase in audit fees.
Marketing and business promotion expense increased primarily due to increased marketing activities and advertisement.
Data processing expense increased primarily due to an increase in processing costs from a greater number of accounts and transactions.
Director fees and expenses decreased primarily due to a severance payment of $45 thousand for a former director during the year ended December 31, 2020.
Regulatory assessment expense decreased primarily due to a decrease in assessment rate, partially offset by an increase in balance sheet.
Other expense decreased primarily due to a decrease in other loan related legal expense, partially offset by an increase in armed guard expenses. Other loan related legal expenses were $302 thousand and $426 thousand, respectively, and armed guard expense of $546 thousand and $506 thousand, respectively, for the years ended December 31, 2021 and 2020, respectively. Other expenses also included office expenses of $1.4 million and $1.4 million, respectively, and reversal for unfunded loan commitments was $24 thousand and $63 thousand, respectively for the years ended December 31, 2021 and 2020, respectively.

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
Director fees and expenses decreased primarily due to the Company's Board of Directors decision to temporarily decrease director fees from the second quarter of 2020, partially offset by a severance payment of $45 thousand for a former director during the year ended December 31, 2020.
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
Income Tax Expense
Income tax expense was $16.9 million, $6.8 million and $10.2 million, respectively, and the effective tax rate was 29.6%, 29.7% and 29.8%, respectively, for the years ended December 31, 2021, 2020 and 2019.

Financial Condition
Investment Securities
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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	December 31,
	2021			2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$85,346	$84,713	$(633)	$74,622	$76,154	$1,532
Collateralized mortgage obligations	18,990	19,056	66	26,216	26,467	251
SBA loan pool securities	8,520	8,672	152	11,753	12,080	327
Municipal bonds	5,329	5,686	357	5,370	5,826	456
Corporate bonds	5,000	5,071	71	—	—	—
Total securities available-for-sale	$123,185	$123,198	$13	$117,961	$120,527	$2,566

Total carrying value of investment securities were $123.2 million at December 31, 2021, an increase of $2.7 million, or 2.2%, from $120.5 million at December 31, 2020. The increase was primarily due to purchases of $47.3 million, partially offset by principal paydowns and calls of $41.1 million, a decrease in fair value of securities available-for-sale of $2.6 million and net premium amortization of $1.0 million.
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2021 and December 31, 2020 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2021 and 2020. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized at December 31, 2021 and 2020.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of December 31, 2021. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration of premium amortization and discount accretion. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	December 31, 2021
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$623	1.56%	$7,932	1.59%	$76,791	1.45%	$85,346	1.47%
Collateralized mortgage obligations	—	—%	—	—%	9,927	0.71%	9,063	1.51%	18,990	1.09%
SBA loan pool securities	—	—%	519	2.57%	1,426	0.66%	6,575	2.03%	8,520	1.84%
Municipal bonds	305	1.72%	1,851	2.07%	830	2.27%	2,343	3.53%	5,329	2.72%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$305	1.72%	$2,993	2.05%	$25,115	1.64%	$94,772	1.55%	$123,185	1.58%

Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31,
	2021		2020		2019		2018		2017
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	1,105,843	63.9%	880,736	55.5%	803,014	55.4%	709,409	53.1%	662,031	55.5%
Residential property	209,485	12.1%	198,431	12.5%	235,046	16.3%	233,816	17.5%	168,560	14.2%
SBA property	129,661	7.5%	126,570	8.0%	129,837	8.9%	120,939	9.0%	131,740	11.1%
Construction	8,252	0.5%	15,199	1.0%	19,164	1.3%	27,323	2.0%	23,117	1.9%
Total real estate loans	1,453,241	84.0%	1,220,936	77.0%	1,187,061	81.9%	1,091,487	81.6%	985,448	82.7%
Commercial and industrial loans:
Commercial term	73,438	4.2%	87,250	5.5%	103,380	7.1%	102,133	7.6%	77,402	6.5%
Commercial lines of credit	100,936	5.8%	96,087	6.1%	111,768	7.7%	91,994	6.9%	62,751	5.3%
SBA commercial term	17,640	1.0%	21,878	1.4%	25,332	1.7%	27,147	2.0%	30,376	2.6%
SBA PPP	65,329	3.8%	135,654	8.6%	—	—%	—	—%	—	—%
Total commercial and industrial loans	257,343	14.8%	340,869	21.6%	240,480	16.5%	221,274	16.5%	170,529	14.4%
Other consumer loans	21,621	1.2%	21,773	1.4%	23,290	1.6%	25,921	1.9%	34,022	2.9%
Loans held-for-investment	1,732,205	100.0%	1,583,578	100.0%	1,450,831	100.0%	1,338,682	100.0%	1,189,999	100.0%
Allowance for loan losses	(22,381)		(26,510)		(14,380)		(13,167)		(12,224)
Net loans held-for-investment	$1,709,824		$1,557,068		$1,436,451		$1,325,515		$1,177,775

Loans held-for-investment were $1.73 billion at December 31, 2021, an increase of $148.6 million, or 9.4%, from $1.58 billion at December 31, 2020. The increase was primarily due to new funding of $619.7 million and advances of $118.9 million, partially offset by paydowns and payoffs of $581.0 million, transfers to loans held-for-sale of $8.8 million and charge-offs of $227 thousand. The increase for the year ended December 31, 2021 was primarily due to increases in commercial property and residential property loans, partially offset by decreases in SBA PPP and commercial term loans. As of December 31, 2021, the Company recognized $181.8 million in forgiveness.

The following table shows the contractual maturities of loans held-for-investment and the distribution between fixed and floating interest rate loans at December 31, 2021:

	December 31, 2021
($ in thousands)	Within One Year	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate loans:
Commercial property	$96,753	$669,819	$338,503	$768	$1,105,843
Residential property	—	—	—	209,485	209,485
SBA property	10	116	10,011	119,524	129,661
Construction	8,252	—	—	—	8,252
Total real estate loans	105,015	669,935	348,514	329,777	1,453,241
Commercial and industrial loans:
Commercial term	3,401	55,900	14,137	—	73,438
Commercial lines of credit	100,936	—	—	—	100,936
SBA commercial term	52	5,597	11,991	—	17,640
SBA PPP	5,158	60,171	—	—	65,329
Total commercial and industrial loans	109,547	121,668	26,128	—	257,343
Other consumer loans	3,079	17,930	612	—	21,621
Loans held-for-investment	$217,641	$809,533	$375,254	$329,777	$1,732,205
Loans with variable (floating) interest rates	$187,046	$307,905	$91,050	$150,224	$736,225
Loans with adjustable (fixed to floating) interest rates	—	62,899	263,135	178,606	504,640
Loans with predetermined (fixed) interest rates	30,595	438,729	21,069	947	491,340
Total	$217,641	$746,634	$112,119	$329,777	$1,732,205

SBA Paycheck Protection Program
The following table presents a summary of SBA PPP loans as of the dates indicated:

	December 31,
	2021			2020
($ in thousands)	Number of Loans	Carrying Value	Contractual Balance	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	145	$2,915	$3,074	1,017	$20,518	$20,632
Over $50,000 and less than $350,000	156	25,417	26,146	496	60,692	62,011
Over $350,000 and less than $2,000,000	52	33,812	34,432	69	46,054	46,718
$2,000,000 or more	1	3,185	3,187	3	8,390	8,427
Total	354	$65,329	$66,839	1,585	$135,654	$137,788

Loan Modifications Related to the COVID-19 Pandemic
The Company started providing modifications related to the COVID-19 pandemic during the three months ended June 30, 2020. The Company had no outstanding modification since September 30, 2021. The following table presents activity in loans under modified terms related to the COVID-19 pandemic for the year ended December 31, 2021.

	Real Estate Loans			Commercial and Industrial Loans
($ in thousands)	Commercial Property	Residential Property	SBA Property	Commercial Term	SBA Commercial Term	Total
Balance at December 31, 2020	$24,132	$425	$4,192	$5,527	$1,841	$36,117
Modification early terminated(1)	—	—	(2,576)	—	(1,338)	(3,914)
Modification expired	(33,943)	(1,100)	(1,627)	(8,330)	(513)	(45,513)
Subsequent modification	11,829	328	—	2,878	—	15,035
New modification	—	349	—	—	—	349
Amortization	(2,018)	(2)	11	(75)	10	(2,074)
Balance at December 31, 2021	$—	$—	$—	$—	$—	$—

(1)    Termination of modifications at the request of the borrower.
The following table presents the risk categories and accrued interest receivable for loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of December 31, 2021:

	December 31, 2021
	Carrying Value Per Risk Category					Accrued Interest Receivable
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Commercial property	$291,759	$11,739	$1,525	$—	$305,023	$730
Residential property	25,620	—	—	—	25,620	537
SBA property	3,683	251	—	—	3,934	15
Commercial and industrial loans:
Commercial term	29,744	3,563	1,114	—	34,421	84
SBA commercial term	1,663	—	57	—	1,720	6
Other consumer loans	699	—	—	—	699	2
Total	$353,168	$15,553	$2,696	$—	$371,417	$1,374

Loans that were granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, were classified as special mention or substandard. There were no past due or nonaccrual loans that were previously modified in response to the COVID-19 pandemic, but that had reverted back to previous contractual payment terms as of December 31, 2021.

Allowance for loan losses
The following table reflects allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2021		2020		2019		2018		2017
($ in thousands)	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans
Real estate loans:
Commercial property	$13,586	63.9%	$13,810	55.5%	$6,942	55.4%	$6,216	53.1%	$6,366	55.5%
Residential property	1,869	12.1%	2,680	12.5%	1,167	16.3%	1,152	17.5%	833	14.2%
SBA property	1,253	7.5%	2,179	8.0%	1,446	8.9%	1,225	9.0%	1,124	11.1%
Construction	89	0.5%	225	1.0%	299	1.3%	511	2.0%	184	1.9%
Total real estate loans	16,797	84.0%	18,894	77.0%	9,854	81.9%	9,104	81.6%	8,507	82.7%
Commercial and industrial loans:
Commercial term	2,715	4.2%	4,090	5.5%	1,848	7.1%	1,525	7.6%	1,513	6.5%
Commercial lines of credit	2,071	5.8%	2,359	6.1%	1,805	7.7%	1,443	6.9%	1,126	5.3%
SBA commercial term	524	1.0%	773	1.4%	701	1.7%	909	2.0%	909	2.6%
SBA PPP	—	3.8%	—	8.6%	—	—%	—	—%	—	—%
Total commercial and industrial loans	5,310	14.8%	7,222	21.6%	4,354	16.5%	3,877	16.5%	3,548	14.4%
Other consumer loans	274	1.2%	394	1.4%	172	1.6%	186	1.9%	169	2.9%
Total	$22,381	100.0%	$26,510	100.0%	$14,380	100.0%	$13,167	100.0%	$12,224	100.0%
Allowance for loan losses to loans held-for-investment	1.29%		1.67%		0.99%		0.98%		1.03%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (1)	1.34%		1.83%		0.99%		0.98%		1.03%

(1)    This ratio is not presented in accordance with GAAP. See "Non-GAAP measure" for reconciliation of this measure to its most comparable GAAP measure.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at December 31, 2021 and 2020.
The decrease in allowance for loan losses for the year ended December 31, 2021 was primarily due to a decrease in qualitative adjustment factor allocations related to economic implications of the COVID-19 pandemic.
The increase in allowance for loan losses for the year ended December 31, 2020 was primarily due to increased risks associated with economic and business conditions, as well as increases in special mention and substandard loans, as a result of the COVID-19 pandemic.

The following tables present net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories for the periods indicated:

	For the Year Ended December 31,
	2021			2020			2019
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$983,129	$—	—%	$826,288	$—	—%	$744,513	$—	—%
Residential property	197,741	—	—%	221,296	—	—%	237,825	—	—%
SBA property	125,051	(39)	(0.03)%	124,996	117	0.09%	125,785	25	0.02%
Construction	12,715	—	—%	20,285	—	—%	22,384	—	—%
Total real estate loans	1,318,636	(39)	(0.01)%	1,192,865	117	0.01%	1,130,507	25	0.01%
Commercial and industrial loans:
Commercial term	77,383	(200)	(0.26)%	97,247	(96)	(0.10)%	104,427	179	0.17%
Commercial lines of credit	92,874	(146)	(0.16)%	100,154	709	0.71%	93,344	2,597	2.78%
SBA commercial term	19,390	(104)	(0.54)%	23,868	255	1.07%	25,911	196	0.76%
SBA PPP	150,043	—	—%	92,818	—	—%	—	—	—%
Total commercial and industrial loans	339,690	(450)	(0.13)%	314,087	868	0.28%	223,682	2,972	1.33%
Other consumer loans	21,101	22	0.10%	22,033	104	0.47%	22,884	27	0.12%
Total loans held-for-investment	$1,679,427	$(467)	(0.03)%	$1,528,985	$1,089	0.07%	$1,377,073	$3,024	0.22%

	For the Year Ended December 31,
	2018			2017
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$683,739	$4	0.01%	$623,203	$—	—%
Residential property	200,061	—	—%	149,168	—	—%
SBA property	129,472	164	0.13%	117,154	167	0.14%
Construction	26,907	—	—%	21,035	—	—%
Total real estate loans	1,040,179	168	0.02%	910,560	167	0.02%
Commercial and industrial loans:
Commercial term	86,168	(170)	(0.20)%	73,239	281	0.38%
Commercial lines of credit	69,080	(28)	(0.04)%	53,782	—	—%
SBA commercial term	28,950	114	0.39%	29,193	459	1.57%
Total commercial and industrial loans	184,198	(84)	(0.05)%	156,214	740	0.47%
Other consumer loans	30,135	204	0.68%	32,951	16	0.05%
Total loans held-for-investment	$1,254,512	$288	0.02%	$1,099,725	$923	0.08%

Loans 30 to 89 Days Past Due and Still Accruing
The following table presents a summary of loans 30 to 89 days past due and still accruing as of the dates indicated:

	December 31,
($ in thousands)	2021	2020	2019	2018	2017
Real estate loans:
Residential property	$461	$182	$697	$95	$1,045
SBA property	—	—	794	183	—
Total real estate loans	461	182	1,491	278	1,045
Commercial and industrial loans:
SBA commercial term	—	—	189	—	2
Total commercial and industrial loans	—	—	189	—	2
Other consumer loans	93	156	138	99	294
Total	$554	$338	$1,818	$377	$1,341

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total NPLs and NPAs as of the dates indicated:

	December 31,
($ in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans:
Real estate loans:
Commercial property	$—	$524	$—	$—	$318
Residential property	—	189	—	302	730
SBA property	746	885	442	540	1,810
Total real estate loans	746	1,598	442	842	2,858
Commercial and industrial loans:
Commercial term	—	—	—	—	4
Commercial lines of credit	—	904	1,888	—	10
SBA commercial term	213	595	159	203	338
Total commercial and industrial loans	213	1,499	2,047	203	352
Other consumer loans	35	66	48	16	24
Total nonaccrual loans	994	3,163	2,537	1,061	3,234
Loans past due 90 days or more still on accrual	—	—	287	—	—
Total nonperforming loans	994	3,163	2,824	1,061	3,234
Other real estate owned	—	1,401	—	—	99
Total nonperforming assets	$994	$4,564	$2,824	$1,061	$3,333

Nonaccrual loans to loans held-for-investment	0.06%	0.20%	0.17%	0.08%	0.27%
Nonperforming loans to loans held-for-investment	0.06%	0.20%	0.19%	0.08%	0.27%
Allowance for loan losses to:
Nonaccrual loans	2,251.61%	838.13%	566.81%	1,241.00%	377.98%
Nonperforming loans	2,251.61%	838.13%	509.21%	1,241.00%	377.98%
Nonperforming assets to total assets	0.05%	0.24%	0.16%	0.06%	0.23%

Total nonaccrual loans were $994 thousand at December 31, 2021, a decrease of $2.2 million, or 68.6%, from $3.2 million at December 31, 2020. The decrease was primarily due to payoffs and paydowns of $2.1 million, a loan transferred to OREO of $905 thousand and charge-offs of $86 thousand, partially offset by loans placed on nonaccrual status during the year ended December 31, 2021 of $958 thousand.

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
Additional income of approximately $54 thousand would have been recorded during the year ended December 31, 2021, had these loans been paid in accordance with their original terms throughout the periods indicated.
CRE Concentration
The Bank has policies and procedures in place to monitor compliance with the CRE Concentration Guidance. The Bank has set targets for CRE concentration limits as a percentage of total capital in accordance with interagency guidelines and actively manages the Bank’s exposure to CRE lending. The Bank’s construction and land development loans remain a small portion of the loan portfolio and as a percentage of total capital (as defined by the federal bank regulators) were 5.8% and 9.5%, respectively, at December 31, 2021 and 2020. As of December 31, 2021, using regulatory definitions in the CRE Concentration Guidance, CRE loans represented 269.8% of total risk-based capital, as compared to 256.1%, 243.6%, 253.6% and 355.1% as of December 31, 2020, 2019, 2018 and 2017, respectively. The reduction in CRE concentration ratio in 2018 was primarily due to the additional capital from the Company’s IPO during the year ended December 31, 2018.
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

	December 31,
($ in thousands)	2021	2020	2019	2018	2017
Real estate loans:
Commercial property	$326	$333	$339	$—	$318
SBA property	259	275	415	315	1,373
Total real estate loans	585	608	754	315	1,691
Commercial and industrial loans:
Commercial term	2	18	28	68	199
Commercial lines of credit	—	—	—	—	10
SBA commercial term	6	13	39	180	367
Total commercial and industrial loans	8	31	67	248	576
Total TDRs	$593	$639	$821	$563	$2,267
Total nonaccrual TDRs, included above	$17	$5	$121	$131	$1,675

Total TDRs were $593 thousand at December 31, 2021, a decrease of $46 thousand, or 7.2%, from $639 thousand at December 31, 2020. The decrease was primarily due to payoffs and paydowns of $39 thousand and charge-offs of $6 thousand. There were no new TDRs for the year ended December 31, 2021.

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
The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2021	2020	2019	2018	2017
Real estate loans:
Residential property	$—	300	$760	$—	$270
SBA property	33,603	1,411	150	5,481	3,857
Commercial and industrial loans:
SBA commercial term	3,423	268	1,065	300	1,170
Loans held-for-sale	$37,026	1,979	$1,975	$5,781	$5,297

Loans held-for-sale were $37.0 million at December 31, 2021, an increase of $35.0 million, or 1,770.9%, from $2.0 million at December 31, 2020. The increase was primarily due to originations of $172.2 million and transfers from loans held-for-investment of $8.8 million, partially offset by sales of $145.8 million.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents summary of the Company’s deposit as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Noninterest-bearing demand deposits	$830,383	$538,009	$292,374	54.3%
Interest-bearing deposits:
Savings	16,299	10,481	5,818	55.5%
NOW	20,185	21,604	(1,419)	(6.6)%
Retail money market accounts	386,041	351,739	34,302	9.8%
Brokered money market accounts	1	25,002	(25,001)	(100.0)%
Retail time deposits of:
$250,000 or less	256,956	299,431	(42,475)	(14.2)%
More than $250,000	172,269	168,683	3,586	2.1%
Time deposits from internet rate service providers	—	24,902	(24,902)	—%
Brokered time deposits	85,000	55,000	30,000	54.5%
Time deposits from California State Treasurer	100,000	100,000	—	—%
Total interest-bearing deposits	1,036,751	1,056,842	(20,091)	(1.9)%
Total deposits	$1,867,134	$1,594,851	$272,283	17.1%

Total deposits not covered by deposit insurance	$919,584	$737,215	$182,369	24.7%
Time deposits not covered by deposit insurance	$216,269	$224,718	$(8,449)	(3.8)%

The increase in noninterest-bearing demand deposits was primarily due to the overall liquid deposit market. A total of $93.9 million of SBA PPP loans were funded through the Bank's noninterest-bearing demand deposits and deposit customers also received $201.1 million of SBA Economic Injury Disaster Loans and SBA Revitalization Funds during the year ended December 31, 2021.
The decrease in retail time deposits was primarily due to matured and closed accounts of $583.2 million, partially offset by new accounts of $101.6 million, renewals of the matured accounts of $428.8 million, and balance increases of $13.9 million.
As of December 31, 2021 and 2020, total deposits were comprised of 44.5% and 33.7%, respectively, of noninterest-bearing demand accounts, 22.6% and 25.7%, respectively, of savings, NOW and money market accounts and 32.9% and 40.6%, respectively, of time deposits.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Total
December 31, 2021
Time deposits of $250,000 or less	$143,594	$60,686	$129,627	$8,049	$341,956
Time deposits of more than $250,000	156,502	57,301	55,304	3,162	272,269
Total	$300,096	$117,987	$184,931	$11,211	$614,225
Not covered by deposit insurance	$136,219	$38,229	$38,780	$3,041	$216,269
December 31, 2020
Time deposits of $250,000 or less	$175,478	$76,197	$113,734	$13,924	$379,333
Time deposits of more than $250,000	156,507	35,000	72,553	4,623	268,683
Total	$331,985	$111,197	$186,287	$18,547	$648,016
Not covered by deposit insurance	$145,247	$23,338	$51,820	$4,313	$224,718

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $256.3 million at December 31, 2021, an increase of $22.5 million, or 9.6%, from $233.8 million at December 31, 2020. The increase was primarily due to the net income of $40.1 million and stock option exercised of $1.3 million, partially offset by repurchase of common stock of $10.9 million, cash dividends declared on common stock of $6.7 million and other comprehensive loss from the fair value change in securities available-for-sale of $1.8 million.
Stock Repurchase
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
Regulatory Capital Requirements
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective as of December 31, 2021 and 2020. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2021
Common tier 1 capital (to risk-weighted assets)	14.79%	14.48%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.04%	15.73%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.79%	14.48%	6.0%	8.0%
Tier 1 capital (to average assets)	12.11%	11.85%	4.0%	5.0%
December 31, 2020
Common tier 1 capital (to risk-weighted assets)	15.97%	15.70%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.22%	16.95%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.97%	15.70%	6.0%	8.0%
Tier 1 capital (to average assets)	11.94%	11.74%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.04% and 7.73%, respectively, as of December 31, 2021, and 9.22% and 8.95%, respectively, as of December 31, 2020.
Emergency Capital Investment Program
On December 14, 2021, the U.S. Treasury informed the Company that the U.S Treasury has reviewed the Company’s application to receive a capital investment from the U.S Treasury under the Emergency Capital Investment Program (“ECIP”), and that the Company would be eligible to receive an ECIP investment in an amount up to $69,141,000 in the form of non-dilutive Tier 1 senior perpetual preferred capital. The Company determined to accept the offer to receive the ECIP investment for the full amount.
In order to receive the ECIP investment from the U.S Treasury, the Company will be required to fulfill certain conditions established by the U.S Treasury and will be subject to certain restrictions following its acceptance of the investment. In addition, the final amount of the ECIP will be determined by the U.S. Treasury and it may differ from the eligible amount. The Company expects to close the investment in the second quarter of 2022, but the ultimate timing will be controlled by the U.S. Treasury.
Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions such as the Bank to augment their efforts to support small businesses and consumers in their communities.

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
The Company had $10.0 million and $80.0 million of outstanding FHLB advances at December 31, 2021 and 2020, respectively. Based on the values of loans pledged as collateral, the Company had $516.2 million and $425.3 million of additional borrowing capacity with FHLB as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had $65.0 million and $65.0 million of available unused unsecured federal funds lines, respectively.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at December 31, 2021 and 2020 was $29.2 million and $35.8 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $36.6 million and $44.1 million as of December 31, 2021 and 2020, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of December 31, 2021 and 2020, total cash and cash equivalents represented 9.5% and 10.1% of total assets, respectively.
On June 30, 2020, the Company also transferred securities held-to-maturity of $18.8 million to securities available-for-sale in order to secure additional liquidity on balance sheet. Since the beginning of the crisis, management has been able to maintain strong on-and off-balance sheet liquidity as a result of proactive liquidity management in response to the COVID-19 pandemic evidenced by the fact that as of December 31, 2021, the Company maintained $203.3 million, or 9.5% of total assets, of cash and cash equivalents and $610.4 million, or 28.4% of total assets, of available borrowing capacity.
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

	December 31,
	2021		2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$8,261	$160,739	$6,623	$150,247
Unfunded loan commitments	595	29,688	1,752	34,874
Standby letters of credit	3,078	1,431	2,971	1,814
Commercial letters of credit	91	524	—	—
Total	$12,025	$192,382	$11,346	$186,935

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $214 thousand and $238 thousand, respectively, at December 31, 2021 and 2020.
Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2021
Time deposits	$603,014	$10,850	$361	$—	$614,225
FHLB advances	10,000	—	—	—	10,000
Operating leases	2,706	3,023	1,235	710	7,674
Total	$615,720	$13,873	$1,596	$710	$631,899
December 31, 2020
Time deposits	$629,469	$17,019	$1,528	$—	$648,016
FHLB advances	70,000	10,000	—	—	80,000
Operating leases	2,494	4,342	1,413	818	9,067
Total	$701,963	$31,361	$2,941	$818	$737,083

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	December 31,
	2021		2020
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+300	26.2%	14.0%	28.9%	17.4%
+200	17.5%	10.6%	19.4%	13.3%
+100	8.7%	6.2%	9.8%	7.6%

Item 8. Financial Statements

PCB Bancorp and Subsidiary

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of PCB Bancorp
Los Angeles, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PCB Bancorp and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Los Angeles, California
March 4, 2022

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Cash and due from banks	$15,222	$19,605
Interest-bearing deposits in other financial institutions	188,063	174,493
Total cash and cash equivalents	203,285	194,098
Securities available-for-sale, at fair value	123,198	120,527
Loans held-for-sale	37,026	1,979
Loans held-for-investment, net of deferred loan costs (fees)	1,732,205	1,583,578
Allowance for loan losses	(22,381)	(26,510)
Net loans held-for-investment	1,709,824	1,557,068
Premises and equipment, net	3,098	4,048
Federal Home Loan Bank and other restricted stock, at cost	8,577	8,447
Other real estate owned, net	—	1,401
Bank-owned life insurance	29,358	—
Deferred tax assets, net	10,824	8,120
Servicing assets	7,269	6,400
Operating lease assets	6,786	7,616
Accrued interest receivable	5,368	9,334
Other assets	5,122	3,815
Total assets	$2,149,735	$1,922,853
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$830,383	$538,009
Savings, NOW and money market accounts	422,526	408,826
Time deposits of $250,000 or less	341,956	379,333
Time deposits of more than $250,000	272,269	268,683
Total deposits	1,867,134	1,594,851
Federal Home Loan Bank advances	10,000	80,000
Operating lease liabilities	7,444	8,455
Accrued interest payable and other liabilities	8,871	5,759
Total liabilities	1,893,449	1,689,065
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 14,865,825 and 15,385,878 shares, respectively, and included 55,284 and 30,300 shares of unvested restricted stock, respectively, at December 31, 2021 and 2020	154,992	164,140
Retained earnings	101,140	67,692
Accumulated other comprehensive income, net	154	1,956
Total shareholders’ equity	256,286	233,788
Total liabilities and shareholders’ equity	$2,149,735	$1,922,853

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Interest and dividend income:
Loans, including fees	$79,155	$76,546	$85,667
Tax-exempt investment securities	146	150	154
Taxable investment securities	1,467	1,977	3,802
Other interest-earning assets	704	1,088	3,322
Total interest income	81,472	79,761	92,945
Interest expense:
Deposits	4,043	12,958	23,439
Other borrowings	292	614	472
Total interest expense	4,335	13,572	23,911
Net interest income	77,137	66,189	69,034
Provision (reversal) for loan losses	(4,596)	13,219	4,237
Net interest income after provision (reversal) for loan losses	81,733	52,970	64,797
Noninterest income:
Service charges and fees on deposits	1,195	1,256	1,544
Loan servicing income	2,770	2,710	2,309
Bank-owned life insurance income	108	—	—
Gain on sale of loans	12,932	6,527	5,996
Gain on sale of securities available-for-sale	—	—	786
Other income	1,429	1,247	1,234
Total noninterest income	18,434	11,740	11,869
Noninterest expense:
Salaries and employee benefits	27,974	26,147	26,139
Occupancy and equipment	5,575	5,620	5,545
Professional fees	2,159	2,256	2,730
Marketing and business promotion	1,656	1,360	1,550
Data processing	1,572	1,472	1,365
Director fees and expenses	594	599	751
Regulatory assessments	537	978	551
Other expenses	3,141	3,267	3,684
Total noninterest expense	43,208	41,699	42,315
Income before income taxes	56,959	23,011	34,351
Income tax expense	16,856	6,836	10,243
Net income	$40,103	$16,175	$24,108

Earnings per common share, basic	$2.66	$1.05	$1.52
Earnings per common share, diluted	$2.62	$1.04	$1.49

Weighted-average common shares outstanding, basic	15,017,637	15,384,231	15,873,383
Weighted-average common shares outstanding, diluted	15,253,820	15,448,892	16,172,282

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$40,103	$16,175	$24,108
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the year	(2,553)	2,064	3,038
Reclassification adjustment for net gain included in net income	—	—	(786)
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	787	—
Income tax benefit (expense) related to items of other comprehensive income (loss)	751	(838)	(662)
Total other comprehensive income (loss), net of tax	(1,802)	2,013	1,590
Total comprehensive income	$38,301	$18,188	$25,698

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	15,977,754	$174,366	$37,577	$(1,647)	$210,296
Cumulative effect adjustment upon adoption of new lease accounting standard	—	—	(53)	—	(53)
Adjusted balance at January 1, 2019	15,977,754	174,366	37,524	(1,647)	210,243
Comprehensive income
Net income	—	—	24,108	—	24,108
Other comprehensive income, net of tax	—	—	—	1,590	1,590
Issuance of restricted stock	37,700	—	—	—	—
Repurchase of common stock	(396,715)	(6,480)	—	—	(6,480)
Share-based compensation expense	—	709	—	—	709
Stock options exercised	88,277	626	—	—	626
Cash dividends declared on common stock ($0.25 per share)	—	—	(3,962)	—	(3,962)
Balance at December 31, 2019	15,707,016	169,221	57,670	(57)	226,834
Comprehensive income
Net income	—	—	16,175	—	16,175
Other comprehensive income, net of tax	—	—	—	2,013	2,013
Issuance of restricted stock	1,900	—	—	—	—
Restricted stock surrendered due to employee tax liability	(165)	(2)	—	—	(2)
Repurchase of common stock	(428,474)	(6,487)	—	—	(6,487)
Share-based compensation expense	—	715	—	—	715
Stock options exercised	105,601	693	—	—	693
Cash dividends declared on common stock ($0.40 per share)	—	—	(6,153)	—	(6,153)
Balance at December 31, 2020	15,385,878	164,140	67,692	1,956	233,788
Comprehensive income (loss)
Net income	—	—	40,103	—	40,103
Other comprehensive loss, net of tax	—	—	—	(1,802)	(1,802)
Issuance of restricted stock	35,584	—	—	—	—
Forfeiture of restricted stock	(1,300)	—	—	—	—
Restricted stock surrendered due to employee tax liability	(231)	(4)	—	—	(4)
Repurchase of common stock	(680,269)	(10,876)	—	—	(10,876)
Share-based compensation expense	—	453	—	—	453
Stock options exercised	126,163	1,279	—	—	1,279
Cash dividends declared on common stock ($0.44 per share)	—	—	(6,655)	—	(6,655)
Balance at December 31, 2021	14,865,825	$154,992	$101,140	$154	$256,286

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$40,103	$16,175	$24,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	1,375	1,487	1,534
Net amortization of premiums on securities	1,004	938	883
Net accretion of discounts on loans	(3,504)	(3,292)	(4,022)
Net accretion of deferred loan fees	(6,096)	(2,901)	(452)
Amortization of servicing assets	2,009	1,948	2,382
Provision (reversal) for loan losses	(4,596)	13,219	4,237
Bank-owned life insurance income	(108)	—	—
Deferred tax benefit	(1,953)	(3,670)	(2,573)
Share-based compensation	453	715	709
Gain on sale of securities available-for-sale	—	—	(786)
Gain on sale of loans	(12,932)	(6,527)	(5,996)
Originations of loans held-for-sale	(172,211)	(141,215)	(105,153)
Proceeds from sales of and principal collected on loans held-for-sale	150,236	149,388	116,544
Change in accrued interest receivable and other assets	2,660	(2,338)	801
Change in accrued interest payable and other liabilities	1,943	(6,834)	(2,096)
Net cash provided by (used in) operating activities	(1,617)	17,093	30,120
Cash flows from investing activities:
Purchase of securities available-for-sale	(47,306)	(39,385)	(11,961)
Proceeds from sale of securities available-for-sale	—	—	33,627
Proceeds from maturities, calls, and paydowns of securities available-for-sale	41,078	37,182	30,134
Purchase of securities held-to-maturity	—	—	(2,150)
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	—	1,309	3,600
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	8,757	664	826
Net increase in loans held-for-investment	(149,237)	(134,626)	(113,139)
Purchase of loans held-for-investment	(2,139)	—	(1,539)
Purchase of Federal Home Loan Bank and other restricted stock	(130)	(102)	(912)
Proceeds from sale of other real estate owned	3,434	3,924	321
Purchases of premises and equipment	(430)	(1,784)	(710)
Purchase of bank-owned life insurance	(29,250)	—	—
Net cash used in investing activities	(175,223)	(132,818)	(61,903)
Cash flows from financing activities:
Net increase in deposits	272,283	115,544	35,554
Proceeds from long-term Federal Home Loan Bank advances	—	140,000	—
Repayment of long-term Federal Home Loan Bank advances	(70,000)	(80,000)	(10,000)
Stock options exercised	1,279	693	626
Restricted stock surrendered due to employee tax liability	(4)	(2)	—
Repurchase of common stock	(10,876)	(6,487)	(6,480)
Cash dividends paid on common stock	(6,655)	(6,153)	(3,962)
Net cash provided by financing activities	186,027	163,595	15,738
Net increase (decrease) in cash and cash equivalents	9,187	47,870	(16,045)
Cash and cash equivalents at beginning of year	194,098	146,228	162,273
Cash and cash equivalents at end of year	$203,285	$194,098	$146,228

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$5,790	$17,350	$24,130
Income taxes paid	14,982	10,051	13,379
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$8,752	$1,355	$824
Loans transferred to other real estate owned	905	3,079	50
Right-of-use assets obtained in exchange for lease obligations	1,459	950	1,616
Reclassification of securities held-to-maturity to securities available-for-sale	—	18,777	—

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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
In response to the COVID-19 pandemic, on March 26, 2020, the Federal Reserve reduced reserve requirement ratios to 0%, eliminating the reserve requirement for all depository institutions, an action that provides liquidity in the banking system to support lending to households and businesses. There was no reserve and clearing requirement balance at December 31, 2021 and 2020.
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
On June 30, 2020, the Company transferred securities held-to-maturity to securities available-for-sale as a part of the Company’s liquidity management plan in response to the COVID-19 pandemic. Management determined that its securities held-to-maturity no longer adhere to the Company’s current liquidity management plan and could be sold to potentially improve its liquidity position. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for up to two years from the date of transfer. The Company transferred all securities held-to-maturity of $18.8 million to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $787 thousand.

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
Realized gains and losses from sales of loans are included in noninterest income. For sales of guaranteed portion of SBA and certain residential property loans, the loan servicing rights are retained.
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
As of December 31, 2021 and 2020, total loans under modified terms related to the COVID-19 pandemic, including payment deferments and interest only payments, were none and $36.1 million, respectively. All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less and loans that were granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, were classified as special mention or substandard. In addition, all loans under modified terms related to the COVID-19 pandemic were current and accrual status as of December 31, 2020; however, all of these loans were monitored on an ongoing basis in accordance with each loan’s covenants and conditions for potential downgrade or change in accrual status.
Small Business Administration Paycheck Protection Program: U.S. SBA launched the PPP to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the C&I portfolio and have an interest rate of 1%. The substantial majority of the PPP loans funded during the year ended December 31, 2020 in the Company’s portfolio have a maturity of two years. On January 13, 2021, the SBA began accepting applications for second draw PPP loans. SBA PPP loans funded during the year ended December 31, 2021 have a maturity of five years.
As of December 31, 2021 and 2020, the Company had 354 and 1,585 SBA PPP loans totaling $65.3 million and $135.7 million, net of unamortized deferred fees and costs, respectively. As of December 31, 2021, the Company recognized $181.8 million in forgiveness. The Company amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans.

The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at December 31, 2021 and 2020.
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

Operating Leases
The Company’s operating leases are for its headquarters office spaces, and retail branch and LPO locations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of a lease renewal option is at the Company’s sole discretion. Certain leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expenses for these leases are recognized on a straight-line basis over the lease term. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. The Company also leases certain equipment, such as copy machines and scanners, but they are determined to be immaterial.
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
Servicing Assets
Servicing assets are recognized when servicing rights are retained from the sale of loans, such as sales of the guaranteed portion of SBA and certain residential property loans, and are initially recorded at fair value. Fair value is calculated as the present value of estimated future cash flows from the servicing rights based on current market sources, such as the cost to service, discount rates, and prepayment speeds. Servicing assets are amortized into noninterest income over the expected life of the underlying loans.
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
The recorded investment amount was $1.6 million and $1.9 million, respectively, and unfunded commitments were $51 thousand and $57 thousand, respectively, at December 31, 2021 and 2020. The recorded investment amount is included in Other Assets and unfunded commitment is included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. As components of income tax expense, the Company recognized amortizations of $247 thousand, $240 thousand and $261 thousand, respectively, and federal tax credits and other benefits of $299 thousand, $300 thousand and $304 thousand, respectively, for the years ended December 31, 2021, 2020 and 2019. The Company determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recorded at December 31, 2021 and 2020.

Bank-owned Life Insurance
The Company purchased life insurance policies on certain officers and directors during the year ended December 31, 2021. The Bank and named beneficiaries of various current covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement.
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

Adopted Accounting Pronouncements
During the year ended December 31, 2021, there were no significant accounting pronouncements applicable to the Company that became effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$84,713	$—	$84,713
Collateralized mortgage obligations	—	19,056	—	19,056
SBA loan pool securities	—	8,672	—	8,672
Municipal bonds	—	5,686	—	5,686
Corporate bonds	—	5,071	—	5,071
Total securities available-for-sale	—	123,198	—	123,198
Total assets measured at fair value on a recurring basis	$—	$123,198	$—	$123,198
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$76,154	$—	$76,154
Collateralized mortgage obligations	—	26,467	—	26,467
SBA loan pool securities	—	12,080	—	12,080
Municipal bonds	—	5,826	—	5,826
Total securities available-for-sale	—	120,527	—	120,527
Total assets measured at fair value on a recurring basis	$—	$120,527	$—	$120,527
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Impaired loans:
SBA property	$—	$—	$17	$17
Total impaired loans	—	—	17	17
Total assets measured at fair value on a non-recurring basis	$—	$—	$17	$17
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2020
Impaired loans:
SBA property	$—	$—	$218	$218
Commercial lines of credit	—	—	904	904
SBA commercial term	—	—	255	255
Total impaired loans	—	—	1,377	1,377
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,377	$1,377
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2021
Impaired loans:
SBA property	$17	Fair value of collateral	NM	NM
December 31, 2020
Impaired loans:
SBA property	$218	Fair value of collateral	NM	NM
Commercial lines of credit	$904	Sales comparison approach	Adjustment for differences between the comparable estate sales	5% to 9% (7.6%)
SBA commercial term	$255	Fair value of collateral	NM	NM

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Collateral dependent impaired loans:
SBA property	$(8)	$(138)	$(31)
Commercial lines of credit	136	(720)	(2,475)
SBA commercial property	(5)	(221)	—
Other real estate owned	73	9	(18)
Net gain (losses) recognized	$196	$(1,070)	$(2,524)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Interest-bearing deposits in other financial institutions	$188,063	$188,063	$188,063	$—	$—
Securities available-for-sale	123,198	123,198	—	123,198	—
Loans held-for-sale	37,026	41,079	—	41,079	—
Net loans held-for-investment	1,709,824	1,725,022	—	—	1,725,022
FHLB and other restricted stock	8,577	N/A	N/A	N/A	N/A
Accrued interest receivable	5,368	5,368	1	337	5,030
Financial liabilities:
Deposits	$1,867,134	$1,867,635	$—	$—	$1,867,635
FHLB advances	10,000	10,087	—	10,087	—
Accrued interest payable	771	771	—	1	770
December 31, 2020
Financial assets:
Interest-bearing deposits in other financial institutions	$174,493	$174,493	$174,493	$—	$—
Securities available-for-sale	120,527	120,527	—	120,527	—
Loans held-for-sale	1,979	2,112	—	2,112	—
Net loans held-for-investment	1,557,068	1,574,063	—	—	1,574,063
FHLB and other restricted stock	8,447	N/A	N/A	N/A	N/A
Accrued interest receivable	9,334	9,334	1	322	9,011
Financial liabilities:
Deposits	$1,594,851	$1,594,112	$—	$—	$1,594,112
FHLB advances	80,000	80,321	—	80,321	—
Accrued interest payable	2,226	2,226	—	2	2,224

Note 3. Investment Securities
Debt securities have been classified as available-for-sale or held-to-maturity in the consolidated balance sheets according to management’s intent. On June 30, 2020, the Company transferred securities held-to-maturity to securities available-for-sale as a part of the Company’s liquidity management plan in response to the COVID-19 pandemic. Management determined that its securities held-to-maturity no longer adhere to the Company’s current liquidity management plan and could be sold to potentially improve its liquidity position. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for up to two years from the date of transfer. The Company transferred all securities held-to-maturity of $18.8 million to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $787 thousand.
The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$85,346	$625	$(1,258)	$84,713
Collateralized mortgage obligations	18,990	113	(47)	19,056
SBA loan pool securities	8,520	156	(4)	8,672
Municipal bonds	5,329	357	—	5,686
Corporate bonds	5,000	71	—	5,071
Total securities available-for-sale	$123,185	$1,322	$(1,309)	$123,198
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$74,622	$1,558	$(26)	$76,154
Collateralized mortgage obligations	26,216	294	(43)	26,467
SBA loan pool securities	11,753	349	(22)	12,080
Municipal bonds	5,370	456	—	5,826
Total securities available-for-sale	$117,961	$2,657	$(91)	$120,527

As of December 31, 2021 and 2020, pledged securities were $110.9 million and $117.8 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of December 31, 2021. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$305	$307
One to five years	1,851	1,901
Five to ten years	5,830	5,917
Greater than ten years	2,343	2,632
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pool securities	112,856	112,441
Total	$123,185	$123,198

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$786
Gross realized losses on sales and calls of securities available-for-sale	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$—	$—	$786
Proceeds from sales and calls of securities available-for-sale	$—	$185	$33,627
Tax expense on sales and calls of securities available-for-sale	$—	$—	$234

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time That Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$46,945	$(931)	32	$8,885	$(327)	5	$55,830	$(1,258)	37
Collateralized mortgage obligations	2,897	(47)	4	—	—	—	2,897	(47)	4
SBA loan pool securities	—	—	—	156	(4)	1	156	(4)	1
Total securities available-for-sale	$49,842	$(978)	36	$9,041	$(331)	6	$58,883	$(1,309)	42
December 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$5,773	$(26)	4	$—	$—	—	$5,773	$(26)	4
Collateralized mortgage obligations	2,424	(4)	3	5,127	(39)	6	7,551	(43)	9
SBA loan pool securities	1,677	(4)	2	1,869	(18)	4	3,546	(22)	6
Total securities available-for-sale	$9,874	$(34)	9	$6,996	$(57)	10	$16,870	$(91)	19

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
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2021 and 2020 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2021 and 2020. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the years ended December 31, 2021, 2020 and 2019.

Note 4. Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Real estate loans:
Commercial property	$1,105,843	$880,736
Residential property	209,485	198,431
SBA property	129,661	126,570
Construction	8,252	15,199
Total real estate loans	1,453,241	1,220,936
Commercial and industrial loans:
Commercial term	73,438	87,250
Commercial lines of credit	100,936	96,087
SBA commercial term	17,640	21,878
SBA PPP	65,329	135,654
Total commercial and industrial loans	257,343	340,869
Other consumer loans	21,621	21,773
Loans held-for-investment	1,732,205	1,583,578
Allowance for loan losses	(22,381)	(26,510)
Net loans held-for-investment	$1,709,824	$1,557,068

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2021 and 2020, the Company had $398 thousand and $3.9 million, respectively, of such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
Balance at January 1, 2019	$9,104	$3,877	$186	$13,167
Charge-offs	(31)	(3,350)	(198)	(3,579)
Recoveries on loans previously charged off	6	378	171	555
Provision for loan losses	775	3,449	13	4,237
Balance at December 31, 2019	9,854	4,354	172	14,380
Charge-offs	(175)	(1,104)	(250)	(1,529)
Recoveries on loans previously charged off	58	236	146	440
Provision for loan losses	9,157	3,736	326	13,219
Balance at December 31, 2020	18,894	7,222	394	26,510
Charge-offs	(24)	(115)	(88)	(227)
Recoveries on loans previously charged off	63	565	66	694
Reversal for loan losses	(2,136)	(2,362)	(98)	(4,596)
Balance at December 31, 2021	$16,797	$5,310	$274	$22,381

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	16,797	5,310	274	22,381
Total	$16,797	$5,310	$274	$22,381
Loans receivable:
Individually evaluated for impairment	$1,314	$221	$—	$1,535
Collectively evaluated for impairment	1,451,927	257,122	21,621	1,730,670
Total	$1,453,241	$257,343	$21,621	$1,732,205
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$3	$2	$—	$5
Collectively evaluated for impairment	18,891	7,220	394	26,505
Total	$18,894	$7,222	$394	$26,510
Loans receivable:
Individually evaluated for impairment	$2,200	$1,531	$—	$3,731
Collectively evaluated for impairment	1,218,736	339,338	21,773	1,579,847
Total	$1,220,936	$340,869	$21,773	$1,583,578

Credit Quality Indicators
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Real estate loans:
Commercial property	$1,092,253	$11,739	$1,851	$—	$1,105,843
Residential property	209,485	—	—	—	209,485
SBA property	127,518	251	1,892	—	129,661
Construction	8,252	—	—	—	8,252
Commercial and industrial loans:
Commercial term	68,626	3,698	1,114	—	73,438
Commercial lines of credit	98,785	2,151	—	—	100,936
SBA commercial term	17,111	253	276	—	17,640
SBA PPP	65,329	—	—	—	65,329
Other consumer loans	21,586	—	35	—	21,621
Total	$1,708,945	$18,092	$5,168	$—	$1,732,205
December 31, 2020
Real estate loans:
Commercial property	$866,508	$10,268	$3,960	$—	$880,736
Residential property	198,242	—	189	—	198,431
SBA property	123,147	251	3,172	—	126,570
Construction	15,199	—	—	—	15,199
Commercial and industrial loans:
Commercial term	81,724	4,362	1,164	—	87,250
Commercial lines of credit	93,884	1,299	904	—	96,087
SBA commercial term	20,922	281	675	—	21,878
SBA PPP	135,654	—	—	—	135,654
Other consumer loans	21,707	—	66	—	21,773
Total	$1,556,987	$16,461	$10,130	$—	$1,583,578

Substandard SBA property loans included $109 thousand and $113 thousand of guaranteed portion by the U.S. government agency at December 31, 2021 and 2020, respectively.
The Company had no loans under modified terms related to the COVID-19 pandemic as of December 31, 2021. The following table presents the risk categories for the recorded investment in loans under modified terms related to the COVID-19 pandemic by portfolio segment as of December 31, 2020:

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

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
December 31, 2021
Real estate loans:
Residential property	$461	$—	$—	$—	$461
SBA property	—	—	—	746	746
Commercial and industrial loans:
SBA commercial term	—	—	—	213	213
Other consumer loans	88	5	—	35	128
Total	$549	$5	$—	$994	$1,548
December 31, 2020
Real estate loans:
Commercial property	$—	$—	$—	$524	$524
Residential property	182	—	—	189	371
SBA property	—	—	—	885	885
Commercial and industrial loans:
Commercial lines of credit	—	—	—	904	904
SBA commercial term	—	—	—	595	595
Other consumer loans	120	36	—	66	222
Total	$302	$36	$—	$3,163	$3,501

There were no nonaccrual loans guaranteed by the U.S. government agency at December 31, 2021 and 2020.
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

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2021
Real estate loans:
Commercial property	$326	$325	$—	$—	$—
SBA property	988	1,033	—	—	—
Commercial and industrial loans:
Commercial term	2	2	—	—	—
SBA commercial term	219	227	—	—	—
Total	$1,535	$1,587	$—	$—	$—
December 31, 2020
Real estate loans:
Commercial property	$856	$855	$—	$—	$—
Residential property	189	189	—	—	—
SBA property	1,108	1,198	47	45	3
Commercial and industrial loans:
Commercial term	18	18	—	—	—
Commercial lines of credit	904	904	—	—	—
SBA commercial term	593	633	16	18	2
Total	$3,668	$3,797	$63	$63	$5

The following table presents information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$329	$22	$467	$23	$170	$12
Residential property	—	—	47	—	38	—
SBA property	1,105	16	1,459	17	1,685	41
Commercial and industrial loans:
Commercial term	10	—	24	1	47	3
Commercial lines of credit	—	—	1,869	—	921	—
SBA commercial term	364	1	499	1	224	9
Total	$1,808	$39	$4,365	$42	$3,085	$65

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$99	$256	$213
Less: interest income recognized on impaired loans on a cash basis	(39)	(42)	(65)
Interest income foregone on impaired loans	$60	$214	$148

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	December 31,
	2021			2020
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$326	$—	$326	$333	$—	$333
SBA property	242	17	259	270	5	275
Commercial and industrial loans:
Commercial term	2	—	2	18	—	18
SBA commercial term	6	—	6	13	—	13
Total	$576	$17	$593	$634	$5	$639

The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of December 31, 2021 and 2020.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $0 and $0 of allowance for loan losses as of December 31, 2021 and 2020, respectively.

There were no new TDRs for the year ended December 31, 2021. The following table presents new loans that were modified as TDRs by portfolio segment for the periods indicated:

	Year Ended December 31,
	2020			2019
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Real estate loans:
Commercial property	—	$—	$—	1	$341	$341
SBA property	—	—	—	2	254	254
Commercial and industrial loans:
SBA commercial term	2	37	37	2	15	15
Total	2	$37	$37	5	$610	$610

The following table summarized the TDRs by modification type for the periods indicated:

	Principal (1)		Principal and Interest (2)		Total
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Year ended December 31, 2020:
Commercial and industrial loans:
SBA commercial term	2	$37	—	$—	2	$37
Total	2	$37	—	$—	2	$37
Year ended December 31, 2019:
Real estate loans:
Commercial property	—	$—	1	$341	1	$341
SBA property	2	254	—	—	2	254
Commercial and industrial loans:
SBA commercial term	2	15	—	—	2	15
Total	4	$269	1	$341	5	$610

(1) Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payment to interest only payment.
(2) Includes principal and interest deferments or reductions.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the years ended December 31, 2021 and 2019. There was one SBA commercial term loan of $26 thousand that was modified as a TDR for which there was a payment default within twelve months following the modification for the year ended December 31, 2020.

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Real estate loans:
Commercial property	$8,563	$—	$—
Residential property	189	1,125	824
Commercial and industrial loans:
SBA commercial term	—	230	—
Total	$8,752	$1,355	$824

The following table presents a summary of loans held-for-sale transferred to loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Real estate loans:
Residential property	$—	$697	$—
Total	$—	$697	$—

The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Real estate loans:
Residential property	$2,139	$—	$1,539
Total	$2,139	$—	$1,539

The Company had no sales of loans held-for-investment during the years ended December 31, 2021, 2020 and 2019. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Real estate loans:
Residential property	$—	$300
SBA property	33,603	1,411
Commercial and industrial loans:
SBA commercial term	3,423	268
Total	$37,026	$1,979

Note 5. Premises and Equipment
The following table presents a composition of premises and equipment as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Leasehold improvements	$7,552	$7,848
Furniture, fixtures and equipment	3,770	3,772
Computer equipment	2,466	2,288
Computer software	1,484	1,385
Total premises and equipment	15,272	15,293
Less: accumulated depreciation	(12,174)	(11,245)
Premises and equipment, net	$3,098	$4,048

The Company recognized depreciation expense of $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 6. Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Operating lease cost (1)	$2,580	$2,617	$2,632
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,760	2,776	2,705
Right-of-use assets obtained in exchange for lease obligations	1,459	950	1,616

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of December 31, 2021:

	December 31,
($ in thousands)	2021	2020
Operating leases:
Operating lease assets	$6,786	$7,616
Operating lease liabilities	7,444	8,455
Weighted-average remaining lease term	4.0 years	4.3 years
Weighted-average discount rate	2.36%	2.60%

The following table presets maturities of operating lease liabilities as of December 31, 2021:

($ in thousands)	December 31, 2021
Maturities:
2022	$2,706
2023	2,230
2024	793
2025	753
2026	482
After 2026	710
Total lease payment	7,674
Imputed interest	(230)
Present value of operating lease liabilities	$7,444

Note 7. Servicing Assets
At December 31, 2021 and 2020, total servicing assets were $7.3 million and $6.4 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $126.8 million, $89.5 million and $99.6 million, respectively, with the servicing rights retained and recognized a net gain on sale of $12.8 million, $6.0 million and $5.9 million, respectively, during the years ended December 31, 2021, 2020 and 2019. Loan servicing income was $2.8 million, $2.7 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value:

	December 31,
	2021			2020
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$86	$6,701	$482	$109	$5,642	$649
Fair value	$126	$11,196	$734	$133	$8,498	$888
Discount rates	6.33%	8.75%	9.64%	11.25%	13.25%	12.75%
Prepayment speeds	24.40%	9.80%	12.77%	27.20%	9.99%	11.01%
Weighted average remaining life	21.9 years	21.4 years	6.2 years	23.1 years	21.1 years	6.6 years
Underlying loans being serviced	$17,443	$442,424	$59,839	$22,299	$400,982	$75,514

The following table presents activity in servicing assets for the periods indicated:

($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Total
Balance at January 1, 2019	$244	$6,349	$1,073	$7,666
Additions	—	1,329	185	1,514
Amortization	(73)	(1,873)	(436)	(2,382)
Balance at December 31, 2019	171	5,805	822	6,798
Additions	—	1,408	142	1,550
Amortization	(62)	(1,571)	(315)	(1,948)
Balance at December 31, 2020	109	5,642	649	6,400
Additions	—	2,769	109	2,878
Amortization	(23)	(1,710)	(276)	(2,009)
Balance at December 31, 2021	$86	$6,701	$482	$7,269

Note 8. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Balance at beginning of year	$1,401	$—	$—
Additions	1,960	5,316	395
Sales	(3,361)	(3,915)	(329)
Net change in valuation allowance	—	—	(66)
Balance at end of year	$—	$1,401	$—

The following table presents activity in OREO valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Balance at beginning of year	$—	$—	$—
Additions	—	—	66
Net direct write-downs and removal from sale	—	—	(66)
Balance at end of year	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net (gain) loss on sales	$(73)	$(9)	$1
Operating expenses, net of rental income	81	60	—
Total	$8	$51	$1

The Company provided a loan of $250 thousand and $1.5 million to finance the sale of its OREO property during the year ended December 31, 2021 and 2020, respectively. The Company did not provide loans to finance the sale of its OREO properties during the year ended December 31, 2019.
Note 9. Deposits
At December 31, 2021 and 2020, total deposits were $1.87 billion and $1.59 billion, respectively, and total interest-bearing deposits were $1.04 billion and $1.06 billion, respectively. The aggregate amount of deposits reclassified as loans, such as overdrafts, was $39 thousand and $98 thousand at December 31, 2021 and 2020, respectively.
Total deposits not covered by deposit insurance were $919.6 million and $737.2 million, respectively, and total time deposits not covered by deposit insurance were $216.3 million and $224.7 million, respectively, at December 31, 2021 and 2020.
The Company had California State Treasurer’s deposits of $100.0 million and $100.0 million in time deposits of more than $250,000 at December 31, 2021 and 2020, respectively. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2021 and 2020, the Company pledged securities with amortized cost of $110.9 million and $117.8 million, respectively, for the California State Treasurer’s deposits. At December 31, 2021 and 2020, the Company had brokered deposits of $85.0 million and $80.0 million, respectively.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.9 million and $2.7 million at December 31, 2021 and 2020, respectively.
The following table presents scheduled maturities of time deposits as of December 31, 2021:

($ in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Time deposits of $250,000 or less	$333,907	$5,484	$2,204	$326	$35	$—	$341,956
Time deposits of more than $250,000	269,107	3,162	—	—	—	—	272,269
Total time deposits	$603,014	$8,646	$2,204	$326	$35	$—	$614,225

Note 10. Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had $10.0 million and $80.0 million in FHLB advances at December 31, 2021 and 2020, respectively. FHLB advances consisted of a fixed rate term borrowing with with a maturity date of June 29, 2022 (original maturity term of five years) at December 31, 2021.
The following table presents scheduled maturities of FHLB advances as of December 31, 2021:

($ in thousands)	2022	2023	2024	2025	Thereafter	Total
Fixed Rate	$10,000	$—	$—	$—	$—	$10,000
Variable Rate	—	—	—	—	—	—
Total	$10,000	$—	$—	$—	$—	$10,000

The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2021	2020	2019
Weighted-average interest rate at end of year	2.07%	0.67%	1.92%
Average interest rate during the year	0.97%	0.65%	1.86%
Average balance	$30,096	$94,303	$25,370
Maximum amount outstanding at any month-end	$80,000	$170,000	$35,000
Balance at end of year	$10,000	$80,000	$20,000

Advances paid early are subject to a prepayment penalty. At December 31, 2021 and 2020, loans pledged to secure from FHLB advances were $982.7 million and $834.4 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.4 million and $8.3 million, respectively, at December 31, 2021 and 2020. The Company had additional borrowing capacity of $516.2 million and $425.3 million, respectively, from the FHLB as of December 31, 2021 and 2020.
Other Borrowing Arrangements
At December 31, 2021, the Company had $29.2 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $36.6 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines on an unsecured basis with correspondent banks at December 31, 2021.
Note 11. Shareholders’ Equity
Common Stock
Stock Repurchases
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

Note 12. Share-Based Compensation
On July 25, 2013, the Company adopted the Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provided for options to purchase 1,114,446 shares of common stock for equity-based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of December 31, 2021, there were 468,170 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Share-based compensation expense related to:
Stock options	$187	$562	$650
Restricted stock awards	266	153	59
Total share-based compensation expense	$453	$715	$709
Related tax benefits	$84	$76	$44

The following table presents unrecognized share-based compensation expense as of December 31, 2021:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$341	2.4 years
Restricted stock awards	537	2.1 years
Total unrecognized share-based compensation expense	$878	2.2 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price on the grant date, and generally have a three-to five-year vesting period and contractual terms of ten years. The Company recognizes an income tax deduction upon exercise of the non-qualified stock option by the option holder in an amount equal to the taxable income reported by the option holders. The option holder of non-qualified stock option recognizes taxable income based on the closing market price immediately before the exercise date less the exercise price stated in the grant agreement. The following table presents the weighted-average assumptions used to determine the fair value of options granted for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.13%	—%	2.06%
Expected term	6.71 years	N/A	5.00 years
Expected stock price volatility	27.54%	—%	36.10%
Dividend yield	2.64%	—%	1.33%

The following table presents information related to the stock option plan for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2021	2020	2019
Intrinsic value of options exercised	$794	$789	$851
Cash received from options exercised	$1,279	$693	$627
Tax benefit from options exercised	$60	$70	$31
Weighted-average estimated fair value per share of options granted	$3.76	$—	$5.76

The following table represents stock option activity as of and for the year ended December 31, 2021:

	Year Ended December 31, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of year	718,935	$10.87	5.07 years	$—
Granted	50,000	$17.94	10.00 years
Exercised	(126,163)	$10.14	4.22 years
Forfeited	(10,000)	$17.47	8.00 years
Balance at end of year	632,772	$11.47	4.54 years	$6,641
Exercisable at end of year	525,673	$10.40	3.85 years	$6,078

The following table represents information regarding unvested stock options for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	121,199	$15.68
Granted	50,000	$17.94
Vested	(54,100)	$15.41
Forfeited	(10,000)	$17.47
Balance at end of year	107,099	$16.70

Restricted Stock Awards
The Company also has granted RSAs to certain employees and officers. The RSAs are valued at the closing market price of the Company's stock on the grant date and generally have a three-to five-year vesting period. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, when vested. The following table represents RSAs activity for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	30,300	$16.27
Granted	35,584	$10.80
Vested	(9,300)	$16.46
Forfeited	(1,300)	$13.23
Outstanding at end of period	55,284	$12.79

Note 13. Employee Benefit Plans
The Company has adopted a defined contribution 401(k) plan for the benefit of its employees. The Company matches 75% of an employee’s contribution up to 8% of the employee’s salary each year. The Board of Directors may make a discretionary contribution to the plan annually. The Company’s contribution to the plan was $901 thousand, $807 thousand and $831 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 14. Income Taxes
The following table presents the components of income tax expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Current:
Federal	$12,117	$6,596	$8,317
State	6,692	3,910	4,499
Total current income tax expense	18,809	10,506	12,816
Deferred:
Federal	(1,428)	(2,223)	(1,747)
State	(525)	(1,447)	(826)
Total deferred income tax benefit	(1,953)	(3,670)	(2,573)
Total	$16,856	$6,836	$10,243

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal tax benefit	8.55%	8.45%	8.45%
Share-based compensation	0.05%	0.39%	0.10%
Other items, net	(0.01)%	(0.13)%	0.27%
Effective income tax rate	29.59%	29.71%	29.82%

The following table presents the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$6,609	$7,790
Share-based compensation	303	335
Loans held-for-sale market adjustment	2,445	419
Operating lease liabilities	2,198	2,485
State tax benefit	1,365	822
Other	360	447
Total deferred tax assets	13,280	12,298
Deferred tax liabilities:
Depreciation on premises and equipment	208	394
Unrealized gain on investment securities	4	754
Deferred loan origination costs	177	732
Operating lease assets	2,004	2,238
Other	63	60
Total deferred tax liabilities	2,456	4,178
Deferred tax assets, net	$10,824	$8,120

The Company had no valuation allowance for deferred tax assets as of December 31, 2021 and 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences become deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, and a valuation allowance was not necessary as of December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company had no unrecognized tax benefits or related accrued interest. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income taxes. The Company does not expect the total amount of unrecognized tax benefit to significantly increase or decrease in the next twelve months.
The Company and the Bank are subject to U.S. federal and various state jurisdictions income tax examinations. As of December 31, 2021, the Company is no longer subject to examination by taxing authorities for tax years before 2018 for federal taxes and before 2017 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been immaterial to the Company’s financial results.
Note 15. Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share)	2021	2020	2019
Basic earnings per share:
Net income	$40,103	$16,175	$24,108
Less: income allocated to unvested restricted stock	(156)	(37)	(22)
Net income allocated to common stock	$39,947	$16,138	$24,086
Weighted-average total common shares outstanding	15,076,183	15,419,455	15,887,566
Less: weighted-average unvested restricted stock	(58,546)	(35,224)	(14,183)
Weighted-average common shares outstanding, basic	15,017,637	15,384,231	15,873,383
Basic earnings per share	$2.66	$1.05	$1.52
Diluted earnings per share:
Net income allocated to common stock	$39,947	$16,138	$24,086
Weighted-average commons shares outstanding	15,017,637	15,384,231	15,873,383
Diluted effect of stock options	236,183	64,661	298,899
Diluted weighted-average common shares outstanding	15,253,820	15,448,892	16,172,282
Diluted earnings per share	$2.62	$1.04	$1.49

There were 65,000, 601,019, and 155,000 stock options excluded in computing diluted earnings per share because they were anti-dilutive for years ended December 31, 2021, 2020, and 2019, respectively.
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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
	2021		2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$8,261	$160,739	$6,623	$150,247
Unfunded loan commitments	595	29,688	1,752	34,874
Standby letters of credit	3,078	1,431	2,971	1,814
Commercial letters of credit	91	524	—	—
Total	$12,025	$192,382	$11,346	$186,935

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $214 thousand and $238 thousand, respectively, at December 31, 2021 and 2020.

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
COVID-19 Pandemic
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on global economic and market conditions. The U.S. government has enacted a number of monetary and fiscal policies to provide fiscal stimulus and relief in order to mitigate the impact of the COVID-19 pandemic. However, the COVID-19 pandemic continues to be a challenge to public health, including the emergence of new variants, and impact global economic and market conditions, including global supply chain disruptions and high inflation.
Network and Data Incident
On August 30, 2021, the Bank identified unusual activity on its network. The Bank responded promptly to disable the activity, investigate its source and monitor the Bank’s network. The Bank subsequently became aware of claims that it had been the target of a ransomware attack. On September 7, 2021, the Bank determined that an external actor had illegally accessed and/or acquired certain data on its network. The Bank has been working with third-party forensic investigators to understand the nature and scope of the incident and determine what information may have been accessed and/or acquired and who may have been impacted. The investigation revealed that this incident impacted certain files containing certain Bank customer information. Some of these files contained documents related to loan applications, such as tax returns, Form W-2 information of their employees, and payroll records. The Bank has notified all individuals identified as impacted, consistent with applicable laws. All impacted individuals were offered free Equifax Complete Premier credit monitoring and identify theft protection services. The Bank has notified law enforcement and appropriate authorities of the incident.
On December 16, 2021, a complaint based on the incident was filed in the Los Angeles County Superior Court seeking damages, injunctive relief, and equitable relief. The Bank expresses no opinion on the merits of the Matter and intends to answer, respond, and/or otherwise vigorously defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law. Those defenses will be based in part on the fact that the Bank has implemented security procedures, practices, and a robust information security program pursuant to guidance from financial regulators.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income, totaled $100 thousand, which represents the retention amount on its insurance claims. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident. To date, no litigation has resulted from the data incident.

Note 17. Regulatory Matters
Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in from 0.0% in 2015 to 2.50% by 2019. Management believes as of December 31, 2021 and 2020, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” in 2018, which increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.04% and 7.73%, respectively, as of December 31, 2021, and 9.22% and 8.95%, respectively, as of December 31, 2020. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$255,650	14.79%	$77,762	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	277,263	16.04%	138,244	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	255,650	14.79%	103,683	6.0%	N/A	N/A
Tier 1 capital (to average assets)	255,650	12.11%	84,445	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$250,145	14.48%	$77,761	4.5%	$112,321	6.5%
Total capital (to risk-weighted assets)	271,757	15.73%	138,241	8.0%	172,801	10.0%
Tier 1 capital (to risk-weighted assets)	250,145	14.48%	103,681	6.0%	138,241	8.0%
Tier 1 capital (to average assets)	250,145	11.85%	84,443	4.0%	105,554	5.0%
December 31, 2020
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$231,183	15.97%	$65,162	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	249,391	17.22%	115,843	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	231,183	15.97%	86,882	6.0%	N/A	N/A
Tier 1 capital (to average assets)	231,183	11.94%	77,452	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$227,268	15.70%	$65,160	4.5%	$94,120	6.5%
Total capital (to risk-weighted assets)	245,474	16.95%	115,840	8.0%	144,800	10.0%
Tier 1 capital (to risk-weighted assets)	227,268	15.70%	86,880	6.0%	115,840	8.0%
Tier 1 capital (to average assets)	227,268	11.74%	77,450	4.0%	96,813	5.0%

On December 16, 2021, the Treasury informed the Company, that the Treasury has reviewed the Company’s application to receive a capital investment from the Treasury under the ECIP, and that the Company would be eligible to receive an ECIP investment in an amount up to approximately $69.1 million in the form of non-dilutive Tier 1 senior perpetual preferred capital. The Company determined to accept the offer to receive the ECIP investment for the full amount and it expects to close in the second quarter of 2022, both of which are subject to final determination by the U.S. Treasury.
Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions such as the Bank to augment their efforts to support small businesses and consumers in their communities.

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
Note 18. Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$81	$91	$113
Account analysis fees	885	860	972
Non-sufficient funds charges	165	228	364
Other deposit related fees	64	77	95
Total service charges and fees on deposits	1,195	1,256	1,544
Debit card fees	306	252	272
Gain (loss) on sale of other real estate owned	74	9	(1)
Wire transfer fees	596	530	515
Other service charges	198	184	221
Total	$2,369	$2,231	$2,551

Note 19. Condensed Financial Statements for Parent Company
The parent company’s condensed statements of financial condition as of December 31, 2021 and 2020, and the related condensed statements of income and comprehensive income, and condensed statements of cash flows for the years ended December 31, 2021, 2020, and 2019 are presented below:
Condensed Balance Sheets

	December 31,
($ in thousands)	2021	2020
Assets
Cash	$5,451	$3,873
Investment in Pacific City Bank	250,780	229,871
Other assets	55	44
Total assets	$256,286	$233,788
Liabilities and Shareholders’ Equity
Total liabilities	—	—
Total shareholders’ equity	256,286	233,788
Total liabilities and shareholders’ equity	$256,286	$233,788

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Income:
Dividends from subsidiary	$18,375	$13,600	$11,950
Other income	—	—	—
Total income	18,375	13,600	11,950
Expense:
Other expense	753	798	835
Total expense	753	798	835
Income before taxes and equity in undistributed subsidiary income	17,622	12,802	11,115
Income tax benefit	(223)	(234)	(245)
Income before equity in undistributed subsidiary income	17,845	13,036	11,360
Equity in undistributed subsidiary income	22,258	3,139	12,748
Net income	40,103	16,175	24,108
Other comprehensive income (loss), net of tax	(1,802)	2,013	1,590
Comprehensive income	$38,301	$18,188	$25,698

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$40,103	$16,175	$24,108
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(22,258)	(3,139)	(12,748)
Change in other assets	(11)	47	(40)
Change in other liabilities	—	—	(19)
Net cash provided by operating activities	17,834	13,083	11,301
Cash flows from investing activities:
Capital contribution to subsidiary	—	—	—
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Restricted stock surrendered due to employee tax liability	(4)	(2)	—
Repurchase of common stock	(10,876)	(6,487)	(6,480)
Stock options exercised	1,279	693	626
Cash dividends paid on common stock	(6,655)	(6,153)	(3,962)
Net cash used in financing activities	(16,256)	(11,949)	(9,816)
Net increase in cash and cash equivalents	1,578	1,134	1,485
Cash and cash equivalents at beginning of year	3,873	2,739	1,254
Cash and cash equivalents at end of year	$5,451	$3,873	$2,739

Note 20. Subsequent Events
Dividend Declared on Common Stock. On January 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share for the first quarter of 2022. The dividend was paid on February 18, 2022, to shareholders of record as of the close of business on February 11, 2022.
The Company has evaluated the effects of events that have occurred subsequent to December 31, 2021 through the issuance date of these consolidated financial statements. Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, the Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.
Attestation Report of the Company's Independent Registered Public Accounting Firm
As an Emerging Growth Company and Smaller Reporting Company, the Company is not required to provide an attestation report on its internal control over financial reporting by its independent registered public accounting firm.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during its fourth fiscal quarter of 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), which will be filed with the SEC not later than April 30, 2022.
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
During the year ended December 31, 2021, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s 2022 Proxy Statement which will be filed with the SEC not later than April 30, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s 2022 Proxy Statement which will be filed with the SEC not later than April 30, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Company’s 2022 Proxy Statement which will be filed with the SEC not later than April 30, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the Company’s 2022 Proxy Statement which will be filed with the SEC not later than April 30, 2022.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements: See Part II - Item 8. Financial Statements and Supplementary Data
(a)(2)    Financial Statement Schedule: All financial statements schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-K	001-38621	4.2	March 9, 2020
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employment Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim*
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
21.1	Subsidiaries of the Registrant*
23.1	Consent of Crowe LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith
** Furnished herewith
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCB Bancorp

Date:	March 4, 2022	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Henry Kim	Director, President and Chief Executive Officer	March 4, 2022
	Henry Kim	(Principal Executive Officer)

By:	/s/ Timothy Chang	Executive Vice President and Chief Financial Officer	March 4, 2022
	Timothy Chang	(Principal Financial and Accounting Officer)

By:	/s/ Sang Young Lee	Chairman of the Board of Directors	March 4, 2022
Sang Young Lee

By:	/s/ Kijun Ahn	Director	March 4, 2022
Kijun Ahn

By:	/s/ Daniel Cho	Director	March 4, 2022
Daniel Cho

By:	/s/ Haeyoung Cho	Director	March 4, 2022
Haeyoung Cho

By:	/s/ Janice Chung	Director	March 4, 2022
Janice Chung

By:	/s/ Sarah Jun	Director	March 4, 2022
Sarah Jun

By:	/s/ Hong Kyun “Daniel” Park	Director	March 4, 2022
Hong Kyun “Daniel” Park

By:	/s/ Don Rhee	Director	March 4, 2022
Don Rhee