Form 10-Q
period 2022-03-31
PCB BANCORP
filed 2022-05-05
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of April 28, 2022, the registrant had outstanding 14,951,760 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
March 31, 2022

Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which reflect current views of PCB Bancorp, (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “aim,” “would,” and “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•the current inflationary environment and government and regulatory responses thereto;
•compliance with governmental and regulatory requirements, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act of 2020, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Economic Growth, Regulatory Relief and Consumer Protection Act and others relating to banking, consumer protection, securities and tax matters including, but not limited to the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$19,693	$15,222
Interest-bearing deposits in other financial institutions	230,519	188,063
Total cash and cash equivalents	250,212	203,285
Securities available-for-sale, at fair value	131,345	123,198
Loans held-for-sale	18,340	37,026
Loans held-for-investment, net of deferred loan costs (fees)	1,742,955	1,732,205
Allowance for loan losses	(21,198)	(22,381)
Net loans held-for-investment	1,721,757	1,709,824
Premises and equipment, net	3,106	3,098
Federal Home Loan Bank and other restricted stock, at cost	8,577	8,577
Bank-owned life insurance	29,530	29,358
Deferred tax assets, net	11,895	10,824
Servicing assets	7,533	7,269
Operating lease assets	6,511	6,786
Accrued interest receivable	5,050	5,368
Other assets	5,886	5,122
Total assets	$2,199,742	$2,149,735
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$891,797	$830,383
Savings, NOW and money market accounts	463,638	422,526
Time deposits of $250,000 or less	281,100	341,956
Time deposits of more than $250,000	273,844	272,269
Total deposits	1,910,379	1,867,134
Federal Home Loan Bank advances	10,000	10,000
Operating lease liabilities	7,176	7,444
Accrued interest payable and other liabilities	11,129	8,871
Total liabilities	1,938,684	1,893,449
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value, no issued and outstanding shares	—	—
Common stock, 60,000,000 shares authorized, no par value; 14,944,663 and 14,865,825 shares issued and outstanding, respectively, and included 68,822 and 55,284 shares of unvested restricted stock, respectively, at March 31, 2022 and December 31, 2021	155,614	154,992
Retained earnings	109,142	101,140
Accumulated other comprehensive income (loss), net	(3,698)	154
Total shareholders’ equity	261,058	256,286
Total liabilities and shareholders’ equity	$2,199,742	$2,149,735

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$20,190	$18,744
Tax-exempt investment securities	36	36
Taxable investment securities	440	324
Other interest-earning assets	228	154
Total interest income	20,894	19,258
Interest expense:
Deposits	850	1,311
Other borrowings	51	128
Total interest expense	901	1,439
Net interest income	19,993	17,819
Reversal for loan losses	(1,191)	(1,147)
Net interest income after reversal for loan losses	21,184	18,966
Noninterest income:
Service charges and fees on deposits	303	293
Loan servicing income	700	882
Bank-owned life insurance income	172	—
Gain on sale of loans	3,777	1,322
Other income	334	360
Total noninterest income	5,286	2,857
Noninterest expense:
Salaries and employee benefits	8,595	6,182
Occupancy and equipment	1,397	1,371
Professional fees	403	494
Marketing and business promotion	207	138
Data processing	404	377
Director fees and expenses	169	138
Regulatory assessments	141	208
Other expenses	755	761
Total noninterest expense	12,071	9,669
Income before income taxes	14,399	12,154
Income tax expense	4,159	3,594
Net income	$10,240	$8,560

Earnings per common share, basic	$0.69	$0.55
Earnings per common share, diluted	$0.67	$0.55

Weighted-average common shares outstanding, basic	14,848,014	15,384,343
Weighted-average common shares outstanding, diluted	15,141,693	15,533,608

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$10,240	$8,560
Other comprehensive loss:
Unrealized loss on securities available-for-sale arising during the period	(5,467)	(1,556)
Income tax benefit related to items of other comprehensive loss	1,615	458
Total other comprehensive loss, net of tax	(3,852)	(1,098)
Total comprehensive income	$6,388	$7,462

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

		Shareholders’ Equity
	Common Stock Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	15,385,878	$164,140	$67,692	$1,956	$233,788
Comprehensive income (loss)
Net income	—	—	8,560	—	8,560
Other comprehensive loss, net of tax	—	—	—	(1,098)	(1,098)
Issuance of restricted stock	33,784	—	—	—	—
Forfeiture of restricted stock	(1,000)	—	—	—	—
Share-based compensation expense	—	90	—	—	90
Stock options exercised	49,580	468	—	—	468
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,545)	—	(1,545)
Balance at March 31, 2021	15,468,242	$164,698	$74,707	$858	$240,263

Balance at January 1, 2022	14,865,825	$154,992	$101,140	$154	$256,286
Comprehensive income (loss)
Net income	—	—	10,240	—	10,240
Other comprehensive loss, net of tax	—	—	—	(3,852)	(3,852)
Issuance of restricted stock	25,000	—	—	—	—
Forfeiture of restricted stock	(200)	—	—	—	—
Share-based compensation expense	—	141	—	—	141
Stock options exercised	54,038	481	—	—	481
Cash dividends declared on common stock ($0.15 per share)	—	—	(2,238)	—	(2,238)
Balance at March 31, 2022	14,944,663	$155,614	$109,142	$(3,698)	$261,058

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$10,240	$8,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	309	368
Net amortization of premiums on securities	135	310
Net accretion of discounts on loans	(908)	(745)
Net accretion of deferred loan fees	(1,165)	(1,220)
Amortization of servicing assets	531	391
Reversal for loan losses	(1,191)	(1,147)
Bank-owned life insurance income	(172)	—
Deferred tax expense	544	408
Stock-based compensation	141	90
Gain on sale of loans	(3,777)	(1,322)
Originations of loans held-for-sale	(21,240)	(20,425)
Proceeds from sales of and principal collected on loans held-for-sale	43,894	20,150
Change in accrued interest receivable and other assets	(780)	1,467
Change in accrued interest payable and other liabilities	2,601	1,905
Net cash provided by operating activities	29,162	8,790
Cash flows from investing activities
Purchase of securities available-for-sale	(19,915)	(20,223)
Proceeds from maturities and paydowns of securities available-for-sale	6,166	11,770
Net change in loans held-for-investment	(9,655)	(101,500)
Proceeds from sale of other real estate owned	—	1,100
Purchases of premises and equipment	(319)	(98)
Net cash used in investing activities	(23,723)	(108,951)
Cash flows from financing activities
Net change in deposits	43,245	158,920
Repayment of long-term Federal Home Loan Bank advances	—	(40,000)
Stock options exercised	481	468
Cash dividends paid on common stock	(2,238)	(1,545)
Net cash provided by financing activities	41,488	117,843
Net increase in cash and cash equivalents	46,927	17,682
Cash and cash equivalents at beginning of period	203,285	194,098
Cash and cash equivalents at end of period	$250,212	$211,780

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$1,102	$2,678
Income taxes paid	36	24
Supplemental disclosures of non-cash investment activities:
Loans transferred to other real estate owned	—	905
Right of use assets obtained in exchange for lease obligations	335	105

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is Pacific City Bank (the “Bank”), which is a single operating segment. As of March 31, 2022, the Bank operated 11 full-service branches and two regional offices in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and 7 out-of-state loan production offices (“LPOs”) in Annandale, Virginia; Atlanta, Georgia; Chicago, Illinois; Bellevue, Washington; Aurora, Colorado; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC. The December 31, 2021 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
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
As of March 31, 2022 and December 31, 2021, the Company had no loans under modified terms related to the COVID-19 pandemic. All loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications had initial modification terms of 6-months or less and loans that were granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, were classified as special mention or substandard. All of these loans were monitored on an ongoing basis in accordance with each loan’s covenants and conditions for potential changes in risk rating or accrual status.
Small Business Administration Paycheck Protection Program
The Small Business Administration (“SBA”) launched the Paycheck Protection Program (“PPP”) to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the commercial and industrial loans portfolio and have an interest rate of 1%. The substantial majority of the SBA PPP loans funded in 2020 in the Company’s portfolio have a maturity of two years. On January 13, 2021, the SBA began accepting applications for second draw PPP loans. SBA PPP loans funded in 2021 have a maturity of five years. The Company defers loan origination fees on SBA PPP loans and amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans. As of March 31, 2022 and December 31, 2021, the Company had SBA PPP loans of $22.9 million and $65.3 million, respectively.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at March 31, 2022 and December 31, 2021.

Adopted Accounting Pronouncements
During the three months ended March 31, 2022, there were no significant accounting pronouncements applicable to the Company that became effective.
Recent Accounting Pronouncements Not Yet Adopted
The following is recently issued accounting pronouncements applicable to the Company that has not yet been adopted:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU was effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In 2019, the FASB amended this ASU, which delays the effective date to 2023 for certain SEC filers that are Smaller Reporting Companies, which would apply to the Company. The Company plans to adopt this ASU, as well as any subsequent ASUs related to this ASU, at the delayed effective date of January 1, 2023.
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
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326) - Troubled Debt Restructuring and Vintage Disclosures.” The amendments in this ASU eliminates the accounting guidance for TDRs by creditors in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for restructurings involving borrowers that are experiencing financial difficulty. This Update also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company will adopt this ASU at January 1, 2023, the effective date of ASU 2016-13.

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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$82,232	$—	$82,232
Residential collateralized mortgage obligations	—	27,097	—	27,097
SBA loan pool securities	—	11,627	—	11,627
Municipal bonds	—	5,471	—	5,471
Corporate bonds	—	4,918	—	4,918
Total securities available-for-sale	—	131,345	—	131,345
Total assets measured at fair value on a recurring basis	$—	$131,345	$—	$131,345
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$84,713	$—	$84,713
Residential collateralized mortgage obligations	—	19,056	—	19,056
SBA loan pool securities	—	8,672	—	8,672
Municipal bonds	—	5,686	—	5,686
Corporate bonds	—	5,071	—	5,071
Total securities available-for-sale	—	123,198	—	123,198
Total assets measured at fair value on a recurring basis	$—	$123,198	$—	$123,198
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2022
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2021
Impaired loans:
SBA property	$—	$—	$17	$17
Total impaired loans	—	—	17	17
Total assets measured at fair value on a non-recurring basis	$—	$—	$17	$17
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2021
Impaired loans:
SBA property	$17	Fair value of collateral	NM	NM

For assets measured at fair value, the following table presents the total net gains (losses), which include charge-offs, recoveries, and specific reserves recorded for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Collateral dependent impaired loans:
SBA property	$—	$(17)
Commercial lines of credit	—	136
SBA commercial term	—	(5)
Other real estate owned	—	75
Net gains (losses) recognized	$—	$189

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2022
Financial assets:
Interest-bearing deposits in other financial institutions	$230,519	$230,519	$230,519	$—	$—
Securities available-for-sale	131,345	131,345	—	131,345	—
Loans held-for-sale	18,340	20,286	—	20,286	—
Net loans held-for-investment	1,721,757	1,726,579	—	—	1,726,579
Federal Home Loan Bank (“FHLB”) and other restricted stock	8,577	N/A	N/A	N/A	N/A
Accrued interest receivable	5,050	5,050	21	281	4,748
Financial liabilities:
Deposits	$1,910,379	$1,908,619	$—	$—	$1,908,619
FHLB advances	10,000	10,027	—	10,027	—
Accrued interest payable	570	571	—	1	570
December 31, 2021
Financial assets:
Interest-bearing deposits in other financial institutions	$188,063	$188,063	$188,063	$—	$—
Securities available-for-sale	123,198	123,198	—	123,198	—
Loans held-for-sale	37,026	41,079	—	41,079	—
Net loans held-for-investment	1,709,824	1,725,022	—	—	1,725,022
FHLB and other restricted stock	8,577	N/A	N/A	N/A	N/A
Accrued interest receivable	5,368	5,368	1	337	5,030
Financial liabilities:
Deposits	$1,867,134	$1,867,635	$—	$—	$1,867,635
FHLB advances	10,000	10,087	—	10,087	—
Accrued interest payable	771	771	—	1	770

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$87,288	$3	$(5,059)	$82,232
Residential collateralized mortgage obligations	27,419	22	(344)	27,097
SBA loan pool securities	11,774	33	(180)	11,627
Municipal bonds	5,318	154	(1)	5,471
Corporate bonds	5,000	—	(82)	4,918
Total securities available-for-sale	$136,799	$212	$(5,666)	$131,345
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$85,346	$625	$(1,258)	$84,713
Residential collateralized mortgage obligations	18,990	113	(47)	19,056
SBA loan pool securities	8,520	156	(4)	8,672
Municipal bonds	5,329	357	—	5,686
Corporate bonds	5,000	71	—	5,071
Total securities available-for-sale	$123,185	$1,322	$(1,309)	$123,198

As of March 31, 2022 and December 31, 2021, pledged securities were $110.7 million and $110.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2022
($ in thousands)	Amortized Cost	Fair Value
Within one year	$302	$303
One to five years	1,845	1,852
Five to ten years	5,826	5,747
Greater than ten years	2,345	2,487
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	126,481	120,956
Total	$136,799	$131,345

The Company had no proceeds from sales and calls of securities available-for-sale during the three months ended March 31, 2022 and 2021.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$59,115	$(2,806)	87	$22,661	$(2,253)	14	$81,776	$(5,059)	101
Residential collateralized mortgage obligations	7,706	(344)	28	—	—	—	7,706	(344)	28
SBA loan pool securities	7,302	(178)	11	85	(2)	1	7,387	(180)	12
Municipal bonds	261	(1)	1	—	—	—	261	(1)	1
Corporate bonds	4,918	(82)	1	—	—	—	4,918	(82)	1
Total securities available-for-sale	$79,302	$(3,411)	128	$22,746	$(2,255)	15	$102,048	$(5,666)	143
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$46,945	$(931)	32	$8,885	$(327)	5	$55,830	$(1,258)	37
Residential collateralized mortgage obligations	2,897	(47)	4	—	—	—	2,897	(47)	4
SBA loan pool securities	—	—	—	156	(4)	1	156	(4)	1
Total securities available-for-sale	$49,842	$(978)	36	$9,041	$(331)	6	$58,883	$(1,309)	42

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
All individual securities in a continuous unrealized loss position for 12 months or more as of March 31, 2022 and December 31, 2021 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2022 and December 31, 2021. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three months ended March 31, 2022 and 2021.

Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Real estate loans:
Commercial property	$1,150,101	$1,105,843
Residential property	215,132	209,485
SBA property	129,400	129,661
Construction	9,522	8,252
Total real estate loans	1,504,155	1,453,241
Commercial and industrial loans:
Commercial term	69,836	73,438
Commercial lines of credit	107,406	100,936
SBA commercial term	16,880	17,640
SBA PPP	22,926	65,329
Total commercial and industrial loans	217,048	257,343
Other consumer loans	21,752	21,621
Loans held-for-investment	1,742,955	1,732,205
Allowance for loan losses	(21,198)	(22,381)
Net loans held-for-investment	$1,721,757	$1,709,824

The Company had no loans under modified terms related to the COVID-19 pandemic as of March 31, 2022 and December 31, 2021.
In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of March 31, 2022 and December 31, 2021, the Company had $138 thousand and $398 thousand, respectively, of such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2022	$16,797	$5,310	$274	$22,381
Charge-offs	—	—	(12)	(12)
Recoveries on loans previously charged off	—	5	15	20
Reversal for loan losses	(195)	(959)	(37)	(1,191)
Balance at March 31, 2022	$16,602	$4,356	$240	$21,198

Balance at January 1, 2021	$18,894	$7,222	$394	$26,510
Charge-offs	(18)	(5)	(22)	(45)
Recoveries on loans previously charged off	30	149	17	196
Reversal for loan losses	(213)	(898)	(36)	(1,147)
Balance at March 31, 2021	$18,693	$6,468	$353	$25,514

The following table presents the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
March 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	16,602	4,356	240	21,198
Total	$16,602	$4,356	$240	$21,198
Loans receivable:
Individually evaluated for impairment	$1,754	$204	$—	$1,958
Collectively evaluated for impairment	1,502,401	216,844	21,752	1,740,997
Total	$1,504,155	$217,048	$21,752	$1,742,955
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	16,797	5,310	274	22,381
Total	$16,797	$5,310	$274	$22,381
Loans receivable:
Individually evaluated for impairment	$1,314	$221	$—	$1,535
Collectively evaluated for impairment	1,451,927	257,122	21,621	1,730,670
Total	$1,453,241	$257,343	$21,621	$1,732,205

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
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2022
Real estate loans:
Commercial property	$1,145,433	$2,822	$1,846	$—	$1,150,101
Residential property	214,671	—	461	—	215,132
SBA property	127,442	250	1,708	—	129,400
Construction	9,522	—	—	—	9,522
Commercial and industrial loans:
Commercial term	67,567	1,188	1,081	—	69,836
Commercial lines of credit	106,305	1,101	—	—	107,406
SBA commercial term	16,423	201	256	—	16,880
SBA PPP	22,926	—	—	—	22,926
Other consumer loans	21,727	—	25	—	21,752
Total	$1,732,016	$5,562	$5,377	$—	$1,742,955
December 31, 2021
Real estate loans:
Commercial property	$1,092,253	$11,739	$1,851	$—	$1,105,843
Residential property	209,485	—	—	—	209,485
SBA property	127,518	251	1,892	—	129,661
Construction	8,252	—	—	—	8,252
Commercial and industrial loans:
Commercial term	68,626	3,698	1,114	—	73,438
Commercial lines of credit	98,785	2,151	—	—	100,936
SBA commercial term	17,111	253	276	—	17,640
SBA PPP	65,329	—	—	—	65,329
Other consumer loans	21,586	—	35	—	21,621
Total	$1,708,945	$18,092	$5,168	$—	$1,732,205

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
March 31, 2022
Real estate loans:
Residential property	$—	$—	$—	$461	$461
SBA property	—	—	—	733	733
Commercial and industrial loans:
SBA commercial term	—	—	—	199	199
Other consumer loans	119	1	—	25	145
Total	$119	$1	$—	$1,418	$1,538
December 31, 2021
Real estate loans:
Residential property	$461	$—	$—	$—	$461
SBA property	—	—	—	746	746
Commercial and industrial loans:
SBA commercial term	—	—	—	213	213
Other consumer loans	88	5	—	35	128
Total	$549	$5	$—	$994	$1,548

There were no nonaccrual loans guaranteed by a U.S. government agency at March 31, 2022 and December 31, 2021.

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2022
Real estate loans:
Commercial property	$324	$323	$—	$—	$—
Residential property	461	461	—	—	—
SBA property	969	1,011	—	—	—
Commercial and industrial loans:
SBA commercial term	204	212	—	—	—
Total	$1,958	$2,007	$—	$—	$—
December 31, 2021
Real estate loans:
Commercial property	$326	$325	$—	$—	$—
SBA property	988	1,033	—	—	—
Commercial and industrial loans:
Commercial term	2	2	—	—	—
SBA commercial term	219	227	—	—	—
Total	$1,535	$1,587	$—	$—	$—

The following table presents information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Three Months Ended March 31,
	2022		2021
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$325	$5	$332	$6
Residential property	461	—	—	—
SBA property	979	3	1,342	7
Commercial and industrial loans:
Commercial term	1	—	16	—
SBA commercial term	211	—	288	—
Total	$1,977	$8	$1,978	$13

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$26	$28
Less: interest income recognized on impaired loans on a cash basis	(8)	(13)
Interest income foregone on impaired loans	$18	$15

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	March 31, 2022			December 31, 2021
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$324	$—	$324	$326	$—	$326
SBA property	236	15	251	242	17	259
Commercial and industrial loans:
Commercial term	—	—	—	2	—	2
SBA commercial term	5	—	5	6	—	6
Total	$565	$15	$580	$576	$17	$593

There were no new loans that were modified as TDRs for the three months ended March 31, 2022 and 2021.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of March 31, 2022 and December 31, 2021.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated no allowance for loan losses as of March 31, 2022 and December 31, 2021.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended March 31, 2022 and 2021.
Purchases, Sales, and Transfers
The Company had no loans that were transferred between loans held-for investment and loans held-for-sale, and no purchases of loans held-for-investment during the three months ended March 31, 2022 and 2021.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Real estate loans:
SBA property	$16,892	$33,603
Commercial and industrial loans:
SBA commercial term	1,448	3,423
Total	$18,340	$37,026

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

Note 5 - Servicing Assets
At March 31, 2022 and December 31, 2021, total servicing assets were $7.5 million and $7.3 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $39.7 million and $10.9 million, respectively, with the servicing rights retained and recognized a net gain on sale of $3.8 million and $1.2 million, respectively, during the three months ended March 31, 2022 and 2021. Loan servicing income was $700 thousand and $882 thousand for the three months ended March 31, 2022 and 2021, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	March 31, 2022			December 31, 2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$76	$6,984	$473	$86	$6,701	$482
Fair value	$125	$10,623	$625	$126	$11,196	$734
Discount rate	4.89%	8.31%	10.64%	6.33%	8.75%	9.64%
Prepayment speed	22.60%	12.22%	19.28%	24.40%	9.80%	12.77%
Weighted average remaining life	21.7 years	21.5 years	6.3 years	21.9 years	21.4 years	6.2 years
Underlying loans being serviced	$15,708	$456,355	$59,120	$17,443	$442,424	$59,839

The following table presents activity in servicing assets for the periods indicated:

	Three Months Ended March 31,
	2022			2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$86	$6,701	$482	$109	$5,642	$649
Additions	—	745	50	—	207	37
Amortization	(10)	(462)	(59)	(4)	(330)	(57)
Balance at end of period	$76	$6,984	$473	$105	$5,519	$629

Note 6 - Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Balance at beginning of period	$—	$1,401
Additions	—	1,960
Sales	—	(1,025)
Net change in valuation allowance	—	—
Balance at end of period	$—	$2,336

The following table presents activity in OREO valuation allowance for the periods indicated:

Three Months Ended March 31,
($ in thousands)	2022	2021
Balance at beginning of period	$—	$—
Additions	—	—
Net direct write-downs and removal from sale	—	—
Balance at end of period	$—	$—

The following table presents expenses related to OREOs for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net (gain) loss on sales	$—	$(75)
Operating expenses, net of rental income	—	63
Total	$—	$(12)

The Company did not provide loans to finance the sale of its OREO property during the three months ended March 31, 2021.

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Operating lease cost (1)	$665	$651
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$719	$699
Right of use assets obtained in exchange for lease obligations	$335	$105

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Operating leases:
Operating lease assets	$6,511	$6,786
Operating lease liabilities	$7,176	$7,444
Weighted-average remaining lease term	3.9 years	4.0 years
Weighted-average discount rate	2.34%	2.36%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	March 31, 2022
Maturities:
2022	$2,141
2023	2,376
2024	940
2025	842
2026	575
After 2026	732
Total lease payment	7,606
Imputed Interest	(430)
Present value of operating lease liabilities	$7,176

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had an outstanding FHLB advance of $10.0 million at March 31, 2022 and December 31, 2021. The FHLB advance was a fixed interest rate term borrowing with a maturity date of June 29, 2022 (original maturity term of five years) and an interest rate of 2.07%. Each borrowing is payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At March 31, 2022 and December 31, 2021, loans pledged to secure borrowings from the FHLB were $1.01 billion and $982.7 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $8.4 million and $8.4 million at March 31, 2022 and December 31, 2021, respectively. The Company had additional borrowing capacity of $527.4 million and $516.2 million from the FHLB as of March 31, 2022 and December 31, 2021, respectively.
Other Borrowing Arrangements
At March 31, 2022, the Company had $26.5 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $33.5 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at March 31, 2022.
Note 9 - Shareholders’ Equity
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
Note 10 - Share-Based Compensation
On July 25, 2013, the Company adopted the 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,090,926 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of March 31, 2022, there were 413,370 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Share-based compensation expense related to:
Stock options	$47	$28
Restricted stock awards	94	62
Total share-based compensation expense	$141	$90
Related tax benefits	$29	$20

The following table presents unrecognized share-based compensation expense as of the date indicated:

	March 31, 2022
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$446	3.5 years
Restricted stock awards	993	3.4 years
Total unrecognized share-based compensation expense	$1,439	3.4 years

Stock Options
The following table represents stock option activity for the period indicated:

	Three Months Ended March 31, 2022
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	632,772	$11.47	4.5 years	$6,641
Granted	30,000	$22.61	10.0 years
Exercised	(54,038)	$8.91	2.9 years
Outstanding at end of period	608,734	$12.24	4.7 years	$6,519
Exercisable at end of period	486,734	$10.70	3.8 years	$5,964

The following table represents information regarding unvested stock options for the period indicated:

	Three Months Ended March 31, 2022
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	107,099	$16.70
Granted	30,000	$22.61
Vested	(15,099)	$14.69
Outstanding at end of period	122,000	$18.40

Restricted Stock Awards
The following table represents RSAs activity for the period indicated:

	Three Months Ended March 31, 2022
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	55,284	$12.79
Granted	25,000	$21.96
Vested	(11,262)	$10.36
Forfeited	(200)	$17.09
Outstanding at end of period	68,822	$16.51

Note 11 - Income Taxes
Income tax expense was $4.2 million and $3.6 million, respectively, and the effective tax rate was 28.9% and 29.6%, respectively, for the three months ended March 31, 2022 and 2021.
At March 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of March 31, 2022, the Company is no longer subject to examination by taxing authorities for tax years before 2018 for federal taxes and before 2017 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.
Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
($ in thousands, except per share)	2022	2021
Basic earnings per share:
Net income	$10,240	$8,560
Less: income allocated to unvested restricted stock	(48)	(33)
Net income allocated to common stock	$10,192	$8,527
Weighted-average total common shares outstanding	14,918,594	15,443,120
Less: weighted-average unvested restricted stock	(70,580)	(58,777)
Weighted-average common shares outstanding, basic	14,848,014	15,384,343
Basic earnings per share	$0.69	$0.55
Diluted earnings per share:
Net income allocated to common stock	$10,192	$8,527
Weighted-average common shares outstanding, basic	14,848,014	15,384,343
Diluted effect of stock options	293,679	149,265
Weighted-average common shares outstanding, diluted	15,141,693	15,533,608
Diluted earnings per share	$0.67	$0.55

There were 60,000 and 173,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended March 31, 2022 and 2021, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	March 31, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$5,621	$170,121	$8,261	$160,739
Unfunded loan commitments	1,080	34,489	595	29,688
Standby letters of credit	3,343	1,431	3,078	1,431
Commercial letters of credit	10	721	91	524
Total	$10,054	$206,762	$12,025	$192,382

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained a reserve for off-balance sheet items of $216 thousand and $214 thousand, respectively, at March 31, 2022 and December 31, 2021, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident totaled $100 thousand, which represents the retention amount on its insurance claims. There were no additional expenses associated with the data incident during the three months ended March 31, 2022.

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of March 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 7.97% and 7.63%, respectively, as of March 31, 2022, and 8.04% and 7.73%, respectively, as of December 31, 2021. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$264,283	14.77%	$80,523	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	285,697	15.97%	143,152	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	264,283	14.77%	107,364	6.0%	N/A	N/A
Tier 1 capital (to average assets)	264,283	12.22%	86,487	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$258,207	14.43%	$80,520	4.5%	$116,307	6.5%
Total capital (to risk-weighted assets)	279,621	15.63%	143,147	8.0%	178,934	10.0%
Tier 1 capital (to risk-weighted assets)	258,207	14.43%	107,360	6.0%	143,147	8.0%
Tier 1 capital (to average assets)	258,207	11.94%	86,485	4.0%	108,106	5.0%
December 31, 2021
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$255,650	14.79%	$77,762	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	277,263	16.04%	138,244	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	255,650	14.79%	103,683	6.0%	N/A	N/A
Tier 1 capital (to average assets)	255,650	12.11%	84,445	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$250,145	14.48%	$77,761	4.5%	$112,321	6.5%
Total capital (to risk-weighted assets)	271,757	15.73%	138,241	8.0%	172,801	10.0%
Tier 1 capital (to risk-weighted assets)	250,145	14.48%	103,681	6.0%	138,241	8.0%
Tier 1 capital (to average assets)	250,145	11.85%	84,443	4.0%	105,554	5.0%

On December 16, 2021, the Treasury informed the Company, that the Treasury has reviewed the Company’s application to receive a capital investment from the Treasury under the ECIP, and that the Company would be eligible to receive an ECIP investment in an amount up to approximately $69.1 million in the form of non-dilutive Tier 1 senior perpetual preferred capital. The Company determined to accept the offer to receive the ECIP investment for the full amount and it expects to close in the second quarter of 2022.
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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$21	$20
Account analysis fees	215	210
Non-sufficient funds charges	47	49
Other deposit related fees	20	14
Total service charges and fees on deposits	303	293
Debit card fees	84	59
Gain (loss) on sale of other real estate owned	—	75
Wire transfer fees	159	135
Other service charges	45	52
Total	$591	$614

Note 16 - Subsequent Events
Dividend Declared on Common Stock. On April 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be paid on or about May 13, 2022, to shareholders of record as of the close of business on May 20, 2022.
The Company has evaluated the effects of events that have occurred subsequent to March 31, 2022 through the issuance date of these consolidated financial statements (unaudited). Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three months ended March 31, 2022. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
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

($ in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Loans held-for-investment	$1,742,955	$1,732,205	$1,685,916
Less: SBA PPP loans	22,926	65,329	218,709
Loans held-for-investment, excluding SBA PPP loans	$1,720,029	$1,666,876	$1,467,207
Allowance for loan losses	$21,198	$22,381	$25,514
Allowance for loan losses to loans held-for-investment	1.22%	1.29%	1.51%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.23%	1.34%	1.74%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March, 31
($ in thousands, except per share data)	2022	2021
Selected balance sheet data:
Cash and cash equivalents	$250,212	$211,780
Securities available-for-sale	131,345	127,114
Loans held-for-sale	18,340	3,569
Loans held-for-investment, net of deferred loan costs (fees)	1,742,955	1,685,916
Allowance for loan losses	(21,198)	(25,514)
Total assets	2,199,742	2,050,672
Total deposits	1,910,379	1,753,771
Shareholders’ equity	261,058	240,263
Selected income statement data:
Interest income	$20,894	$19,258
Interest expense	901	1,439
Net interest income	19,993	17,819
Reversal for loan losses	(1,191)	(1,147)
Noninterest income	5,286	2,857
Noninterest expense	12,071	9,669
Income before income taxes	14,399	12,154
Income tax expense	4,159	3,594
Net income	10,240	8,560
Per share data:
Earnings per common share, basic	$0.69	$0.55
Earnings per common share, diluted	0.67	0.55
Book value per common share (1)	17.47	15.53
Cash dividends declared per common share	0.15	0.10
Outstanding share data:
Number of common shares outstanding	14,944,663	15,468,242
Weighted-average common shares outstanding, basic	14,848,014	15,384,343
Weighted-average common shares outstanding, diluted	15,141,693	15,533,608
Selected performance ratios:
Return on average assets (2)	1.92%	1.75%
Return on average shareholders’ equity (2)	16.01%	14.66%
Dividend payout ratio (3)	21.74%	18.18%
Efficiency ratio (4)	47.75%	46.76%
Yield on average interest-earning assets (2)	4.04%	4.00%
Cost of average interest-bearing liabilities (2)	0.35%	0.52%
Net interest spread (2)	3.69%	3.48%
Net interest margin (2), (5)	3.87%	3.70%
Total loans to total deposits ratio (6)	92.20%	96.33%

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2022	2021
Asset quality:
Loans 30 to 89 days past due and still accruing	$120	$108
Nonaccrual loans	1,418	1,461
Nonperforming loans (7)	1,418	1,461
Nonperforming assets (8)	1,418	3,797
Net recoveries	(8)	(151)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.01%	0.01%
Nonperforming loans to loans held-for-investment	0.08%	0.09%
Nonperforming loans to allowance for loan losses	6.69%	5.73%
Nonperforming assets to total assets	0.06%	0.19%
Allowance for loan losses to loans held-for-investment	1.22%	1.51%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (9)	1.23%	1.74%
Allowance for loan losses to nonaccrual loans	1,494.92%	1,746.34%
Allowance for loan losses to nonperforming loans	1,494.92%	1,746.34%
Net recoveries to average loans held-for-investment (2)	(0.01)%	(0.04)%
Capital ratios:
Shareholders’ equity to total assets	11.87%	11.72%
Average equity to average assets	12.00%	11.92%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	14.77%	15.92%
Total capital (to risk-weighted assets)	15.97%	17.17%
Tier 1 capital (to risk-weighted assets)	14.77%	15.92%
Tier 1 capital (to average assets)	12.22%	12.03%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	14.43%	15.62%
Total capital (to risk-weighted assets)	15.63%	16.88%
Tier 1 capital (to risk-weighted assets)	14.43%	15.62%
Tier 1 capital (to average assets)	11.94%	11.81%

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

Executive Summary
Q1 2022 Financial Highlights
•Net income was $10.2 million for the three months ended March 31, 2022, an increase of $1.7 million, or 19.6%, from $8.6 million for the three months ended March 31, 2021;
◦The Company recorded a reversal for loan losses of $1.2 million for the three months ended March 31, 2022 compared with $1.1 million for the three months ended March 31, 2021.
◦Net interest income was $20.0 million for the three months ended March 31, 2022 compared with $17.8 million for the three months ended March 31, 2021. Net interest margin was 3.87% for the three months ended March 31, 2022 compared with 3.70% for the three months ended March 31, 2021.
◦Gain on sale of loans was $3.8 million for the three months ended March 31, 2022 compared with $1.3 million for the three months ended March 31, 2021.
•Total assets were $2.20 billion at March 31, 2022, an increase of $50.0 million, or 2.3%, from $2.15 billion at December 31, 2021;
•Loans held-for-investment, net of deferred costs (fees), were $1.74 billion at March 31, 2022, an increase of $10.8 million, or 0.6%, from $1.73 billion at December 31, 2021; and
◦SBA PPP loans totaled $22.9 million and $65.3 million at March 31, 2022 and December 31, 2021, respectively.
~~◦~~There were no loans under modified terms related to COVID-19 pandemic at March 31, 2022 and December 31, 2021, respectively.
◦Allowance for loan losses to total loans held-for-investment ratio was 1.22% at March 31, 2022 compared with 1.29% at December 31, 2021.
•Total deposits were $1.91 billion at March 31, 2022, an increase of $43.2 million, or 2.3%, from $1.87 billion at December 31, 2021.
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

On December 16, 2021, a complaint based on the incident was filed in the Los Angeles County Superior Court seeking damages, injunctive relief, and equitable relief. The Bank expresses no opinion on the merits of the Matter and intends to answer, respond, and/or otherwise vigorously defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law. Those defenses will be based in part on the fact that the Bank has implemented security procedures, practices, and a robust information security program pursuant to guidance from financial regulators. Please see Part II Item 1 for more information about the litigation.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began and the lawsuit mentioned above is in its very early stages. During the year ended December 31, 2021, expenses associated with the data incident totaled $100 thousand, which represents the retention amount on its insurance claims. There were no additional expenses associated with the data incident during the three months ended March 31, 2022. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
	2022			2021
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,773,376	$20,190	4.62%	$1,641,634	$18,744	4.63%
Mortgage backed securities	84,223	307	1.48%	81,486	215	1.07%
Collateralized mortgage obligation	18,242	48	1.07%	24,888	57	0.93%
SBA loan pool securities	10,095	38	1.53%	11,673	52	1.81%
Municipal bonds - tax exempt (2)	5,632	36	2.59%	5,804	36	2.52%
Corporate bonds	5,038	47	3.78%	—	—	—%
Interest-bearing deposits in other financial institutions	190,341	96	0.20%	180,706	45	0.10%
FHLB and other bank stock	8,577	132	6.24%	8,447	109	5.23%
Total interest-earning assets	2,095,524	20,894	4.04%	1,954,638	19,258	4.00%
Noninterest-earning assets:
Cash and due from banks	20,385			19,072
Allowance for loan losses	(22,377)			(26,870)
Other assets	67,600			40,377
Total noninterest earning assets	65,608			32,579
Total assets	$2,161,132			$1,987,217
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$431,981	313	0.29%	$407,623	333	0.33%
Savings	15,644	2	0.05%	10,609	1	0.04%
Time deposits	586,387	535	0.37%	635,613	977	0.62%
Borrowings	10,400	51	1.99%	75,556	128	0.69%
Total interest-bearing liabilities	1,044,412	901	0.35%	1,129,401	1,439	0.52%
Noninterest-bearing liabilities:
Demand deposits	840,626			607,076
Other liabilities	16,727			13,950
Total noninterest-bearing liabilities	857,353			621,026
Total liabilities	1,901,765			1,750,427
Shareholders’ equity	259,367			236,790
Total liabilities and shareholders’ equity	$2,161,132			$1,987,217
Net interest income		$19,993			$17,819
Net interest spread (3)			3.69%			3.48%
Net interest margin (4)			3.87%			3.70%
Cost of funds (5)			0.19%			0.34%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $1.2 million and $1.2 million, respectively, and net accretion of discount on loans of $908 thousand and $745 thousand, respectively, are included in the interest income for the three months ended March 31, 2022 and 2021.
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

	Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate
Interest earned on:
Total loans	$1,504	$(58)	$1,446
Investment securities	(2)	118	116
Other interest-earning assets	8	66	74
Total interest income	1,510	126	1,636
Interest incurred on:
Savings, NOW, and money market deposits	24	(43)	(19)
Time deposits	(76)	(366)	(442)
Borrowings	(111)	34	(77)
Total interest expense	(163)	(375)	(538)
Change in net interest income	$1,673	$501	$2,174

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Interest and dividend income:
Loans, including fees	$20,190	$18,744	$1,446	7.7%
Investment securities	476	360	116	32.2%
Other interest-earning assets	228	154	74	48.1%
Total interest income	20,894	19,258	1,636	8.5%
Interest expense:
Deposits	850	1,311	(461)	(35.2)%
Borrowings	51	128	(77)	(60.2)%
Total interest expense	901	1,439	(538)	(37.4)%
Net interest income	$19,993	$17,819	$2,174	12.2%

Net interest income increased primarily due to a 7.2% increase in average balance of interest-earning assets, 4 basis point increase in average yield, a 17 basis point decrease in average cost and a 7.5% decrease in average balance of interest-bearing liabilities.
Interest and fees on loans increased primarily due to an 8.0% increase in average balance, partially offset by a 1 basis point decrease in average yield. The decrease in average yield was primarily due to a decrease in overall interest rates on loans from lower market rates throughout 2021, partially offset by an increase in net accretion of discount on loans. The increase in net accretion of discount was primarily due to an increase in loan payoffs on SBA loans.
Interest on investment securities increased primarily due to a 39 basis point increase in average yield, partially offset by a 0.5% decrease in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on mortgage-backed securities and collateralized mortgage obligations. For the three months ended March 31, 2022 and 2021, yield on total investment securities was 1.57% and 1.18%, respectively.

Interest income on other interest-earning assets increased primarily due to a 13 basis point increase in average yield and a 5.2% increase in average balance. The increase in average yield was primarily due to increases in dividend income on Federal Home Loan Bank stock and interest rate on cash held at the Federal Reserve Bank (“FRB”) account. The increase in average balance was primarily due to an increase in deposits, partially offset by an increase in loans. The Company maintains most of its cash at the FRB account. For the three months ended March 31, 2022 and 2021, yield on total other interest-earning assets was 0.46% and 0.33%, respectively.
Interest expense on deposits decreased primarily due to a 17 basis point decrease in average cost of interest-bearing deposits and a 7.7% decrease in average balance of time deposits, partially offset by a 7.0% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower market rates. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the three months ended March 31, 2022 and 2021, average cost on total interest-bearing deposits was 0.33% and 0.50%, respectively, and average cost on total deposits were 0.18% and 0.32%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance, partially offset by an increase in average cost of FHLB advances. The Company maintained a lower balance of other borrowings primarily due to the increase in deposits.
Reversal for Loan Losses
Reversal for loan losses was $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. The reversal for loan losses for the three months ended March 31, 2022 was primarily due to a decrease in historical loss and qualitative adjustment factor allocations as a result of improving economic conditions, partially offset by an increase in commercial property loans.
See further discussion in “Allowance for Loan Losses.”
Noninterest Income
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Service charges and fees on deposits	$303	$293	$10	3.4%
Loan servicing income	700	882	(182)	(20.6)%
Bank-owned life insurance income	172	—	172	NM
Gain on sale of loans	3,777	1,322	2,455	185.7%
Other income	334	360	(26)	(7.2)%
Total noninterest income	$5,286	$2,857	$2,429	85.0%

Loan servicing income decreased primarily due to an increase in servicing asset amortization from an increase in loan payoffs. Servicing asset amortization was $531 thousand and $391 thousand, respectively, for the three months ended March 31, 2022 and 2021.
The Company purchased a bank-owned life insurance during November 2021. Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans increased primarily due to an increase in sale volume of SBA loans. The Company sold SBA loans of $39.7 million with a gain of $3.8 million during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company sold SBA loans of $10.9 million with a gain of $1.2 million and residential property loans of $7.9 million with a gain of $127 thousand.
Other income primarily included wire transfer fees of $159 thousand and $135 thousand, respectively, debit card interchange fees of $84 thousand and $59 thousand, respectively, and gain on sale of OREO of none and $75 thousand, respectively, for the three months ended March 31, 2022 and 2021.

Noninterest Expense
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Salaries and employee benefits	$8,595	$6,182	$2,413	39.0%
Occupancy and equipment	1,397	1,371	26	1.9%
Professional fees	403	494	(91)	(18.4)%
Marketing and business promotion	207	138	69	50.0%
Data processing	404	377	27	7.2%
Director fees and expenses	169	138	31	22.5%
Regulatory assessments	141	208	(67)	(32.2)%
Other expenses	755	761	(6)	(0.8)%
Total noninterest expense	$12,071	$9,669	$2,402	24.8%

Salaries and employee benefits increased primarily due to increases in salaries from the annual merit increase and increased number of employees, incentives tied to the sales of LPO originated SBA loans, vacation accrual, and a decrease in loan origination cost, which offsets the recognition of salaries and employee benefits. For the three months ended March 31, 2021, the Company recognized a higher loan origination cost primarily due to the SBA PPP loan production. The number of full-time equivalent employees was 256 at March 31, 2022 compared to 246 at March 31, 2021.
Professional fees decreased primarily due to a decrease in internal audit fees.
Marketing and business promotion expense increased primarily due to an increase in advertisement.
Director fees and expenses increased primarily due to a new director appointed during the fourth quarter of 2021.
Regulatory assessment expense decreased primarily due to a decrease in assessment rate, partially offset by an increase in balance sheet.
Other expenses primarily included $46 thousand and $157 thousand in loan related expenses, $326 thousand and $307 thousand in office expense, and $140 thousand and $114 thousand in armed guard expense for the three months ended March 31, 2022 and 2021, respectively.
Income Tax Expense
Income tax expense was $4.2 million and $3.6 million, respectively, and the effective tax rate was 28.9% and 29.6%, respectively, for the three months ended March 31, 2022 and 2021.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$87,288	$82,232	$(5,056)	$85,346	$84,713	$(633)
Residential collateralized mortgage obligations	27,419	27,097	(322)	18,990	19,056	66
SBA loan pool securities	11,774	11,627	(147)	8,520	8,672	152
Municipal bonds	5,318	5,471	153	5,329	5,686	357
Corporate bonds	5,000	4,918	(82)	5,000	5,071	71
Total securities available-for-sale	$136,799	$131,345	$(5,454)	$123,185	$123,198	$13

Total investment securities were $131.3 million at March 31, 2022, an increase of $8.1 million, or 6.6%, from $123.2 million at December 31, 2021. The increase was primarily due to purchases of $19.9 million, partially offset by principal paydowns of $6.2 million, a decrease in fair value of securities available-for-sale of $5.5 million, and net premium amortization of $135 thousand.
The Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. All individual securities in a continuous unrealized loss position for 12 months or more as of March 31, 2022 and December 31, 2021 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2022 and December 31, 2021. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three months ended March 31, 2022 and 2021.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	March 31, 2022
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$980	1.57%	$9,612	1.81%	$76,696	1.58%	$87,288	1.60%
Residential collateralized mortgage obligations	—	—%	241	2.06%	9,175	0.96%	18,003	2.19%	27,419	1.78%
SBA loan pool securities	—	—%	401	2.59%	3,246	0.50%	8,127	1.64%	11,774	1.36%
Municipal bonds	302	1.72%	1,845	2.07%	826	2.27%	2,345	3.53%	5,318	2.72%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$302	1.72%	$3,467	1.99%	$27,859	1.74%	$105,171	1.73%	$136,799	1.74%

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

($ in thousands)	March 31, 2022	December 31, 2021
Real estate loans:
SBA property	$16,892	$33,603
Commercial and industrial loans:
SBA commercial term	1,448	3,423
Total	$18,340	$37,026

Loans held-for-sale were $18.3 million at March 31, 2022, a decrease of $18.7 million, or 50.5%, from $37.0 million at December 31, 2021. The decrease was primarily due to sales of $39.7 million, partially offset by new funding of $21.2 million.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	March 31, 2022		December 31, 2021
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,150,101	66.1%	$1,105,843	63.9%
Residential property	215,132	12.3%	209,485	12.1%
SBA property	129,400	7.4%	129,661	7.5%
Construction	9,522	0.5%	8,252	0.5%
Total real estate loans	1,504,155	86.3%	1,453,241	84.0%
Commercial and industrial loans:
Commercial term	69,836	4.0%	73,438	4.2%
Commercial lines of credit	107,406	6.2%	100,936	5.8%
SBA commercial term	16,880	1.0%	17,640	1.0%
SBA PPP	22,926	1.3%	65,329	3.8%
Total commercial and industrial loans	217,048	12.5%	257,343	14.8%
Other consumer loans	21,752	1.2%	21,621	1.2%
Loans held-for-investment	1,742,955	100.0%	1,732,205	100.0%
Allowance for loan losses	(21,198)		(22,381)
Net loans held-for-investment	$1,721,757		$1,709,824

Allowance for loan losses to loans held-for-investment	1.22%		1.29%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (1)	1.23%		1.34%

(1)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.
Loans held-for-investment, net of deferred loan costs (fees) were $1.74 billion at March 31, 2022, an increase of $10.8 million, or 0.6%, from $1.73 billion at December 31, 2021. The increase was primarily due to new funding of $117.9 million and advances of $29.2 million, partially offset by paydowns and payoffs of $136.4 million. During the three months ended March 31, 2022, SBA PPP loans of $42.4 million were paid off and related unamortized net deferred fees were recognized through interest income. Commercial property loan production contributed significantly to the Company’s loan growth for the three months ended March 31, 2022.

SBA Paycheck Protection Program
The following table presents a summary of SBA PPP loans as of the dates indicated:

	March 31, 2022			December 31, 2021
($ in thousands)	Number of Loans	Carrying Value	Contractual Balance	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	36	$741	$777	145	$2,915	$3,074
Over $50,000 and less than $350,000	42	7,455	7,672	156	25,417	26,146
Over $350,000 and less than $2,000,000	20	14,730	14,970	52	33,812	34,432
$2,000,000 or more	—	—	—	1	3,185	3,187
Total	98	$22,926	$23,419	354	$65,329	$66,839

Loan Modifications Related to the COVID-19 Pandemic
The Company had provided modifications related to the COVID-19 pandemic during the years ended December 31, 2021 and 2020. The Company had no outstanding modification since September 30, 2021.
The following table presents the risk categories and accrued interest receivable for loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of the dates indicated:

	Carrying Value Per Risk Category					Accrued Interest Receivable
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2022
Real estate loans:
Commercial property	$291,109	$2,822	$1,522	$—	$295,453	$679
Residential property	22,278	—	—	—	22,278	507
SBA property	3,663	250	—	—	3,913	16
Commercial and industrial loans:
Commercial term	26,500	1,059	1,081	—	28,640	73
SBA commercial term	1,579	—	52	—	1,631	7
Other consumer loans	628	—	—	—	628	2
Total	$345,757	$4,131	$2,655	$—	$352,543	$1,284
December 31, 2021
Real estate loans:
Commercial property	$291,759	$11,739	$1,525	$—	$305,023	$730
Residential property	25,620	—	—	—	25,620	537
SBA property	3,683	251	—	—	3,934	15
Commercial and industrial loans:
Commercial term	29,744	3,563	1,114	—	34,421	84
SBA commercial term	1,663	—	57	—	1,720	6
Other consumer loans	699	—	—	—	699	2
Total	$353,168	$15,553	$2,696	$—	$371,417	$1,374

The decrease in special mention loans for the three months ended March 31, 2022 was primarily due to improvements of 2 loans with an aggregated carrying value of $11.3 million.

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
For any loan held-for-investment, a specific allowance may be assigned based on an impairment analysis. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on nonaccrual status.
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
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at March 31, 2022 and December 31, 2021.
The following tables present net charge-offs (recoveries) as a percentage to the average loan held for investment balances in each of the loan categories for the periods indicated:

	Three Months Ended March 31,
	2022			2021
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,130,889	$—	—%	$900,912	$—	—%
Residential property	208,969	—	—%	195,020	—	—%
SBA property	117,242	—	—%	124,405	(12)	(0.04)%
Construction	9,050	—	—%	14,513	—	—%
Total real estate loans	1,466,150	—	—%	1,234,850	(12)	(0.01)%
Commercial and industrial loans:
Commercial term	72,378	(2)	(0.01)%	84,423	(3)	(0.01)%
Commercial lines of credit	99,758	—	—%	96,916	(136)	(0.56)%
SBA commercial term	15,465	(3)	(0.08)%	22,080	(5)	(0.09)%
SBA PPP	42,244	—	—%	178,747	—	—%
Total commercial and industrial loans	229,845	(5)	(0.01)%	382,166	(144)	(0.15)%
Other consumer loans	21,302	(3)	(0.06)%	21,096	5	0.09%
Total	1,717,297	(8)	(0.01)%	1,638,112	(151)	(0.04)%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Residential property	$461	$—	$461	—%
SBA property	733	746	(13)	(1.7)%
Total real estate loans	1,194	746	448	60.1%
Commercial and industrial loans:
SBA commercial term	199	213	(14)	(6.6)%
Total commercial and industrial loans	199	213	(14)	(6.6)%
Other consumer loans	25	35	(10)	(28.6)%
Total nonaccrual loans	1,418	994	424	42.7%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	1,418	994	424	42.7%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$1,418	$994	$424	42.7%

Nonaccrual loans to loans held-for-investment	0.08%	0.06%
Allowance for loan losses to nonaccrual loans	1,494.92%	2,251.61%
Nonperforming assets to total assets	0.06%	0.05%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $470 thousand during the three months ended March 31, 2022, partially offset by paydowns and payoffs of $40 thousand, and charge-offs of $6 thousand. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $18 thousand would have been recorded during the three months ended March 31, 2022, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	March 31, 2022			December 31, 2021
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$324	$—	$324	$326	$—	$326
SBA property	236	15	251	242	17	259
Commercial and industrial loans:
Commercial term	—	—	—	2	—	2
SBA commercial term	5	—	5	6	—	6
Total	$565	$15	$580	$576	$17	$593

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2021	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$891,797	$830,383	$61,414	7.4%
Interest-bearing deposits:
Savings	15,037	16,299	(1,262)	(7.7)%
NOW	17,543	20,185	(2,642)	(13.1)%
Retail money market accounts	431,057	386,041	45,016	11.7%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	246,100	256,956	(10,856)	(4.2)%
More than $250,000	173,844	172,269	1,575	0.9%
Brokered time deposits	35,000	85,000	(50,000)	(58.8)%
Time deposits from California State Treasurer	100,000	100,000	—	—%
Total interest-bearing deposits	1,018,582	1,036,751	(18,169)	(1.8)%
Total deposits	$1,910,379	$1,867,134	$43,245	2.3%

Total deposits not covered by deposit insurance	$1,015,255	$919,584	95,671	10.4%
Time deposits not covered by deposit insurance	$216,055	$216,269	(214)	(0.1)%

The increases in noninterest-bearing demand deposits and retail money market accounts were primarily due to the overall liquid deposit market.
The decrease in retail time deposits was primarily due to matured and closed accounts of $188.5 million, partially offset by new accounts of $30.6 million and renewals of the matured accounts of $143.6 million.
As of March 31, 2022 and December 31, 2021, total deposits were comprised of 46.7% and 44.5%, respectively, of noninterest-bearing demand accounts, 24.3% and 22.6%, respectively, of savings, NOW and money market accounts, and 29.0% and 32.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.1 million and $3.9 million, respectively, at March 31, 2022 and December 31, 2021.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
March 31, 2022
Time deposits of $250,000 or less	$79,766	$81,664	$114,174	$5,496	$281,100
Time deposits of more than $250,000	170,293	49,925	53,336	290	273,844
Total	$250,059	$131,589	$167,510	$5,786	$554,944
Not covered by deposit insurance	$140,585	$39,908	$35,349	$213	$216,055
December 31, 2021
Time deposits of $250,000 or less	$143,594	$60,686	$129,627	$8,049	$341,956
Time deposits of more than $250,000	156,502	57,301	55,304	3,162	272,269
Total	$300,096	$117,987	$184,931	$11,211	$614,225
Not covered by deposit insurance	$136,219	$38,229	$38,780	$3,041	$216,269

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $261.1 million at March 31, 2022, an increase of $4.8 million, or 1.9%, from $256.3 million at December 31, 2021. The increase was primarily due to net income of $10.2 million and cash proceeds from exercise of stock options of $481 thousand, partially offset by dividends declared on common stock of $2.2 million and a decrease in accumulated other comprehensive income of $3.9 million.
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
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of the dates indicated. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
March 31, 2022
Common tier 1 capital (to risk-weighted assets)	14.77%	14.43%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.97%	15.63%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.77%	14.43%	6.0%	8.0%
Tier 1 capital (to average assets)	12.22%	11.94%	4.0%	5.0%
December 31, 2021
Common tier 1 capital (to risk-weighted assets)	14.79%	14.48%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.04%	15.73%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.79%	14.48%	6.0%	8.0%
Tier 1 capital (to average assets)	12.11%	11.85%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 7.97% and 7.63%, respectively, as of March 31, 2022, and 8.04% and 7.73%, respectively, as of December 31, 2021.
Emergency Capital Investment Program
On December 14, 2021, the U.S. Treasury informed the Company that the U.S Treasury has reviewed the Company’s application to receive a capital investment from the U.S Treasury under the Emergency Capital Investment Program (“ECIP”), and that the Company would be eligible to receive an ECIP investment in an amount up to $69,141,000 in the form of non-dilutive Tier 1 senior perpetual preferred capital. The Company determined to accept the offer to receive the ECIP investment for the full amount. The Company expects to close the investment in the second quarter of 2022.
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
The Company had $10.0 million and $10.0 million of outstanding FHLB advances at March 31, 2022 and December 31, 2021, respectively. Based on the values of loans pledged as collateral, the Company had $527.4 million and $516.2 million of additional borrowing capacity with FHLB as of March 31, 2022 and December 31, 2021, respectively. The Company also had $65.0 million and $65.0 million, respectively, of available unused unsecured federal funds lines at March 31, 2022 and December 31, 2021.
In addition, available unused secured borrowing capacity from Federal Reserve Discount Window at March 31, 2022 and December 31, 2021 was $26.5 million and $29.2 million, respectively. Federal Reserve Discount Window was collateralized by loans totaling $33.5 million and $36.6 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s borrowing capacity from the Federal Reserve Discount Window is limited by eligible collateral. The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts. As of March 31, 2022 and December 31, 2021, total cash and cash equivalents represented 11.4% and 9.5% of total assets, respectively.
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

	March 31, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$5,621	$170,121	$8,261	$160,739
Unfunded loan commitments	1,080	34,489	595	29,688
Standby letters of credit	3,343	1,431	3,078	1,431
Commercial letters of credit	10	721	91	524
Total	$10,054	$206,762	$12,025	$192,382

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
March 31, 2022
Time deposits	$549,158	$5,539	$247	$—	$554,944
FHLB advances	10,000	—	—	—	10,000
Operating leases	2,854	2,821	1,297	634	7,606
Total	$562,012	$8,360	$1,544	$634	$572,550
December 31, 2021
Time deposits	$603,014	$10,850	$361	$—	$614,225
FHLB advances	10,000	—	—	—	10,000
Operating leases	2,022	3,515	1,341	796	7,674
Total	$615,036	$14,365	$1,702	$796	$631,899

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	March 31, 2022		December 31, 2021
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+300	26.2%	10.2%	26.2%	14.0%
+200	17.7%	7.9%	17.5%	10.6%
+100	8.8%	4.5%	8.7%	6.2%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2022 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at March 31, 2022. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). In the Matter, Plaintiff seeks to form a class action and alleges causes of action for: (1) negligence; (2) unjust enrichment; (3) violations of California’s Consumer Privacy Act, Civil Code § 1798.150(a); and (4) violations of California’s unfair competition law (Cal. Bus. & Prof. Code § 17200, et seq.). The summons and complaint have been served on the Bank as of the date of this submission. The Bank expresses no opinion on the merits of the Matter and intends to answer, respond, and/or otherwise defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law. Those defenses will be based in part on the fact that the Bank has implemented security procedures, practices, and a robust information security program pursuant to guidance from the applicable financial regulators.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began and the lawsuit mentioned above is in its very early stages. During the year ended December 31, 2021, expenses associated with the data incident totaled $100 thousand, which represents the retention amount on its insurance claims. There were no additional expenses associated with the data incident during the three months ended March 31, 2022. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
Item 1A - Risk Factors
Management is not aware of any material changes, other than the noted above, to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2022.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From January 1, 2022 to January 31, 2022	—	$—	—	—
From February 1, 2022 to February 28, 2022	—	—	—	—
From March 1, 2022 to March 31, 2022	—	—	—	—
Total	—	$—	—

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
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-K	001-38621	4.2	March 9, 2020
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim*	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	May 5, 2022	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2022	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)