Form 10-Q
period 2022-06-30
PCB BANCORP
filed 2022-08-04
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of July 28, 2022, the registrant had outstanding 14,958,760 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2022

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, but are not limited to, the following:
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas and arising from recent inflationary pressures and governmental and societal responses thereto;
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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$23,125	$15,222
Interest-bearing deposits in other financial institutions	276,785	188,063
Total cash and cash equivalents	299,910	203,285
Securities available-for-sale, at fair value	139,067	123,198
Loans held-for-sale	9,627	37,026
Loans held-for-investment, net of deferred loan costs (fees)	1,833,010	1,732,205
Allowance for loan losses	(21,071)	(22,381)
Net loans held-for-investment	1,811,939	1,709,824
Premises and equipment, net	3,633	3,098
Federal Home Loan Bank and other restricted stock, at cost	10,183	8,577
Other real estate owned, net	808	—
Bank-owned life insurance	29,705	29,358
Deferred tax assets, net	11,869	10,824
Servicing assets	7,716	7,269
Operating lease assets	6,512	6,786
Accrued interest receivable	5,212	5,368
Other assets	8,379	5,122
Total assets	$2,344,560	$2,149,735
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$988,454	$830,383
Savings, NOW and money market accounts	492,173	422,526
Time deposits of $250,000 or less	270,956	341,956
Time deposits of more than $250,000	246,024	272,269
Total deposits	1,997,607	1,867,134
Federal Home Loan Bank advances	—	10,000
Operating lease liabilities	7,067	7,444
Accrued interest payable and other liabilities	5,511	8,871
Total liabilities	2,010,185	1,893,449
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	69,141	—
Common stock, 60,000,000 shares authorized, no par value; 14,956,760 and 14,865,825 shares issued and outstanding, respectively, and included 68,822 and 55,284 shares of unvested restricted stock, respectively, at June 30, 2022 and December 31, 2021	155,842	154,992
Retained earnings	115,992	101,140
Accumulated other comprehensive income (loss), net	(6,600)	154
Total shareholders’ equity	334,375	256,286
Total liabilities and shareholders’ equity	$2,344,560	$2,149,735

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$21,243	$19,511	$41,433	$38,255
Tax-exempt investment securities	37	37	73	73
Taxable investment securities	631	338	1,071	662
Other interest-earning assets	535	165	763	319
Total interest income	22,446	20,051	43,340	39,309
Interest expense:
Deposits	1,041	1,000	1,891	2,311
Other borrowings	54	55	105	183
Total interest expense	1,095	1,055	1,996	2,494
Net interest income	21,351	18,996	41,344	36,815
Reversal for loan losses	(109)	(934)	(1,300)	(2,081)
Net interest income after reversal for loan losses	21,460	19,930	42,644	38,896
Noninterest income:
Service charges and fees on deposits	330	302	633	595
Loan servicing income	755	545	1,455	1,427
Bank-owned life insurance income	175	—	347	—
Gain on sale of loans	2,039	3,967	5,816	5,289
Other income	349	337	683	697
Total noninterest income	3,648	5,151	8,934	8,008
Noninterest expense:
Salaries and employee benefits	8,125	7,125	16,720	13,307
Occupancy and equipment	1,537	1,388	2,934	2,759
Professional fees	642	658	1,045	1,152
Marketing and business promotion	310	516	517	654
Data processing	441	396	845	773
Director fees and expenses	182	151	351	289
Regulatory assessments	147	179	288	387
Other expense	861	726	1,616	1,487
Total noninterest expense	12,245	11,139	24,316	20,808
Income before income taxes	12,863	13,942	27,262	26,096
Income tax expense	3,771	4,098	7,930	7,692
Net income	$9,092	$9,844	$19,332	$18,404

Earnings per common share, basic	$0.61	$0.65	$1.29	$1.20
Earnings per common share, diluted	$0.60	$0.64	$1.27	$1.19

Weighted-average common shares outstanding, basic	14,883,768	15,115,561	14,865,990	15,249,210
Weighted-average common shares outstanding, diluted	15,122,452	15,309,873	15,138,493	15,425,308

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$9,092	$9,844	$19,332	$18,404
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(4,117)	403	(9,584)	(1,153)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,215	(118)	2,830	340
Total other comprehensive income (loss), net of tax	(2,902)	285	(6,754)	(813)
Total comprehensive income	$6,190	$10,129	$12,578	$17,591

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2021	—	15,468,242	$—	$164,698	$74,707	$858	$240,263
Comprehensive income
Net income	—	—	—	—	9,844	—	9,844
Other comprehensive income, net of tax	—	—	—	—	—	285	285
Repurchase of common stock	—	(646,334)		(10,333)	—	—	(10,333)
Share-based compensation expense	—	—	—	117	—	—	117
Stock options exercised	—	32,407	—	314	—	—	314
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,549)	—	(1,549)
Balance at June 30, 2021	—	14,854,315	$—	$154,796	$83,002	$1,143	$238,941

Balance at April 1, 2022	—	14,944,663	$—	$155,614	$109,142	$(3,698)	$261,058
Comprehensive income (loss)
Net income	—	—	—	—	9,092	—	9,092
Other comprehensive loss, net of tax	—	—	—	—	—	(2,902)	(2,902)
Issuance of preferred stock	69,141	—	69,141	—	—	—	69,141
Share-based compensation expense	—	—	—	142	—	—	142
Stock options exercised	—	12,097	—	86	—	—	86
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,242)	—	(2,242)
Balance at June 30, 2022	69,141	14,956,760	$69,141	$155,842	$115,992	$(6,600)	$334,375

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Six Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	—	15,385,878	$—	$164,140	$67,692	$1,956	$233,788
Comprehensive income (loss)
Net income	—	—	—	—	18,404	—	18,404
Other comprehensive loss, net of tax	—	—	—	—	—	(813)	(813)
Issuance of restricted stock	—	33,784	—	—	—	—	—
Forfeiture of restricted stock	—	(1,000)	—	—	—	—	—
Repurchase of common stock	—	(646,334)	—	(10,333)	—	—	(10,333)
Share-based compensation expense	—	—	—	207	—	—	207
Stock options exercised	—	81,987	—	782	—	—	782
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,094)	—	(3,094)
Balance at June 30, 2021	—	14,854,315	$—	$154,796	$83,002	$1,143	$238,941

Balance at January 1, 2022	—	14,865,825	$—	$154,992	$101,140	$154	$256,286
Comprehensive income (loss)
Net income	—	—	—	—	19,332	—	19,332
Other comprehensive loss, net of tax	—	—	—	—	—	(6,754)	(6,754)
Issuance of preferred stock	69,141	—	69,141	—	—	—	69,141
Issuance of restricted stock	—	25,000	—	—	—	—	—
Forfeiture of restricted stock	—	(200)	—	—	—	—	—
Share-based compensation expense	—	—	—	283	—	—	283
Stock options exercised	—	66,135	—	567	—	—	567
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	(4,480)	—	(4,480)
Balance at June 30, 2022	69,141	14,956,760	$69,141	$155,842	$115,992	$(6,600)	$334,375

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$19,332	$18,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	651	719
Net amortization of premiums on securities	232	590
Net accretion of discounts on loans	(1,815)	(1,757)
Net accretion of deferred loan fees	(1,771)	(2,679)
Amortization of servicing assets	1,061	970
Reversal for loan losses	(1,300)	(2,081)
Bank-owned life insurance income	(347)	—
Deferred tax expense	1,785	568
Stock-based compensation	283	207
Gain on sale of loans	(5,816)	(5,289)
Originations of loans held-for-sale	(51,106)	(63,646)
Proceeds from sales of and principal collected on loans held-for-sale	84,802	59,576
Change in accrued interest receivable and other assets	(3,094)	2,390
Change in accrued interest payable and other liabilities	(4,119)	(767)
Net cash provided by operating activities	38,778	7,205
Cash flows from investing activities
Purchase of securities available-for-sale	(38,033)	(39,538)
Proceeds from maturities and paydowns of securities available-for-sale	12,348	22,843
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	—	1,899
Net change in loans held-for-investment	(99,369)	(134,455)
Purchase of loans held-for-investment	—	(636)
Purchase of Federal Home Loan Bank stock	(1,606)	(130)
Proceeds from sale of other real estate owned	—	3,434
Purchases of premises and equipment	(1,194)	(251)
Net cash used in investing activities	(127,854)	(146,834)
Cash flows from financing activities
Net change in deposits	130,473	202,797
Repayment of long-term Federal Home Loan Bank advances	(10,000)	(70,000)
Stock options exercised	567	782
Issuance of preferred stock	69,141	—
Repurchase of common stock	—	(10,333)
Cash dividends paid on common stock	(4,480)	(3,094)
Net cash provided by financing activities	185,701	120,152
Net increase (decrease) in cash and cash equivalents	96,625	(19,477)
Cash and cash equivalents at beginning of period	203,285	194,098
Cash and cash equivalents at end of period	$299,910	$174,621

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$2,165	$3,872
Income taxes paid	11,409	5,777
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$—	$1,899
Loans transferred to other real estate owned	151	905
Right of use assets obtained in exchange for lease obligations	964	136

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is Pacific City Bank (the “Bank”), which is a single operating segment. As of June 30, 2022, the Bank operated 11 full-service branches in Los Angeles and Orange counties, California, one full-service branch in each of Englewood Cliffs, New Jersey and Bayside, New York, and loan production offices (“LPOs”) in Artesia, California; Annandale, Virginia; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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
As of June 30, 2022 and December 31, 2021, the Company had no loans under modified terms related to the COVID-19 pandemic. All loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications had initial modification terms of 6-months or less and loans that were granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, were classified as special mention or substandard. All of these loans were monitored on an ongoing basis in accordance with each loan’s covenants and conditions for potential changes in risk rating or accrual status.
Small Business Administration Paycheck Protection Program
The Small Business Administration (“SBA”) launched the Paycheck Protection Program (“PPP”) to provide a direct incentive for small businesses to keep their workers on the payroll in response to the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in the commercial and industrial loans portfolio and have an interest rate of 1%. The substantial majority of the SBA PPP loans funded in 2020 in the Company’s portfolio have a maturity of two years. On January 13, 2021, the SBA began accepting applications for second draw PPP loans. SBA PPP loans funded in 2021 have a maturity of five years. The Company defers loan origination fees on SBA PPP loans and amortizes these deferred fees and costs without prepayment assumption using the contractual lives of SBA PPP loans. As of June 30, 2022 and December 31, 2021, the Company had SBA PPP loans of $1.6 million and $65.3 million, respectively.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at June 30, 2022 and December 31, 2021.

Adopted Accounting Pronouncements
During the six months ended June 30, 2022, there were no significant accounting pronouncements applicable to the Company that became effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$93,510	$—	$93,510
Residential collateralized mortgage obligations	—	24,680	—	24,680
SBA loan pool securities	—	10,792	—	10,792
Municipal bonds	—	5,272	—	5,272
Corporate bonds	—	4,813	—	4,813
Total securities available-for-sale	—	139,067	—	139,067
Total assets measured at fair value on a recurring basis	$—	$139,067	$—	$139,067
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$84,713	$—	$84,713
Residential collateralized mortgage obligations	—	19,056	—	19,056
SBA loan pool securities	—	8,672	—	8,672
Municipal bonds	—	5,686	—	5,686
Corporate bonds	—	5,071	—	5,071
Total securities available-for-sale	—	123,198	—	123,198
Total assets measured at fair value on a recurring basis	$—	$123,198	$—	$123,198
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2022
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2021
Impaired loans:
SBA property	$—	$—	$17	$17
Total impaired loans	—	—	17	17
Total assets measured at fair value on a non-recurring basis	$—	$—	$17	$17
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

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

For assets measured at fair value, the following table presents the total net gains (losses), which include charge-offs, recoveries, and specific reserves recorded for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Collateral dependent impaired loans:
SBA property	$—	$15	$—	$(2)
Commercial lines of credit	—	—	—	136
SBA commercial term	—	—	—	(5)
Other real estate owned	—	(1)	—	74
Net gains (losses) recognized	$—	$14	$—	$203

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2022
Financial assets:
Interest-bearing deposits in other financial institutions	$276,785	$276,785	$276,785	$—	$—
Securities available-for-sale	139,067	139,067	—	139,067	—
Loans held-for-sale	9,627	10,275	—	10,275	—
Net loans held-for-investment	1,811,830	1,790,987	—	—	1,790,987
Federal Home Loan Bank (“FHLB”) and other restricted stock	10,183	N/A	N/A	N/A	N/A
Accrued interest receivable	5,212	5,212	13	400	4,799
Financial liabilities:
Deposits	$1,997,607	$1,993,792	$—	$—	$1,993,792
Accrued interest payable	602	602	—	—	602
December 31, 2021
Financial assets:
Interest-bearing deposits in other financial institutions	$188,063	$188,063	$188,063	$—	$—
Securities available-for-sale	123,198	123,198	—	123,198	—
Loans held-for-sale	37,026	41,079	—	41,079	—
Net loans held-for-investment	1,709,824	1,725,022	—	—	1,725,022
FHLB and other restricted stock	8,577	N/A	N/A	N/A	N/A
Accrued interest receivable	5,368	5,368	1	337	5,030
Financial liabilities:
Deposits	$1,867,134	$1,867,635	$—	$—	$1,867,635
FHLB advances	10,000	10,087	—	10,087	—
Accrued interest payable	771	771	—	1	770

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$101,619	$9	$(8,118)	$93,510
Residential collateralized mortgage obligations	25,705	9	(1,034)	24,680
SBA loan pool securities	11,007	51	(266)	10,792
Municipal bonds	5,307	7	(42)	5,272
Corporate bonds	5,000	—	(187)	4,813
Total securities available-for-sale	$148,638	$76	$(9,647)	$139,067
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$85,346	$625	$(1,258)	$84,713
Residential collateralized mortgage obligations	18,990	113	(47)	19,056
SBA loan pool securities	8,520	156	(4)	8,672
Municipal bonds	5,329	357	—	5,686
Corporate bonds	5,000	71	—	5,071
Total securities available-for-sale	$123,185	$1,322	$(1,309)	$123,198

As of June 30, 2022 and December 31, 2021, pledged securities were $68.7 million and $110.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2022
($ in thousands)	Amortized Cost	Fair Value
Within one year	$300	$300
One to five years	1,839	1,842
Five to ten years	5,822	5,634
Greater than ten years	2,346	2,309
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	138,331	128,982
Total	$148,638	$139,067

The Company had no proceeds from sales and calls of securities available-for-sale during the three and six months ended June 30, 2022 and 2021.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$68,576	$(4,963)	95	$21,103	$(3,155)	15	$89,679	$(8,118)	110
Residential collateralized mortgage obligations	18,553	(1,034)	37	—	—	—	18,553	(1,034)	37
SBA loan pool securities	4,923	(265)	10	84	(1)	1	5,007	(266)	11
Municipal bonds	2,851	(42)	8	—	—	—	2,851	(42)	8
Corporate bonds	4,813	(187)	1	—	—	—	4,813	(187)	1
Total securities available-for-sale	$99,716	$(6,491)	151	$21,187	$(3,156)	16	$120,903	$(9,647)	167
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$46,945	$(931)	32	$8,885	$(327)	5	$55,830	$(1,258)	37
Residential collateralized mortgage obligations	2,897	(47)	4	—	—	—	2,897	(47)	4
SBA loan pool securities	—	—	—	156	(4)	1	156	(4)	1
Total securities available-for-sale	$49,842	$(978)	36	$9,041	$(331)	6	$58,883	$(1,309)	42

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
All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2022 and December 31, 2021 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2022 and December 31, 2021. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and six months ended June 30, 2022 and 2021.

Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Real estate loans:
Commercial property	$1,204,142	$1,105,843
Residential property	258,259	209,485
SBA property	131,420	129,661
Construction	12,595	8,252
Total real estate loans	1,606,416	1,453,241
Commercial and industrial loans:
Commercial term	73,885	73,438
Commercial lines of credit	111,916	100,936
SBA commercial term	16,985	17,640
SBA PPP	1,583	65,329
Total commercial and industrial loans	204,369	257,343
Other consumer loans	22,225	21,621
Loans held-for-investment	1,833,010	1,732,205
Allowance for loan losses	(21,071)	(22,381)
Net loans held-for-investment	$1,811,939	$1,709,824

The Company had no loans under modified terms related to the COVID-19 pandemic as of June 30, 2022 and December 31, 2021.
In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of June 30, 2022 and December 31, 2021, the Company had $115 thousand and $398 thousand, respectively, of such loans outstanding.

Allowance for Loan Losses
The following tables present the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at April 1, 2022	$16,602	$4,356	$240	$21,198
Charge-offs	—	(17)	(30)	(47)
Recoveries on loans previously charged off	—	18	11	29
Reversal for loan losses	(11)	(82)	(16)	(109)
Balance at June 30, 2022	$16,591	$4,275	$205	$21,071

Balance at April 1, 2021	$18,693	$6,468	$353	$25,514
Charge-offs	—	(11)	(22)	(33)
Recoveries on loans previously charged off	17	310	15	342
Provision (reversal) for loan losses	(38)	(901)	5	(934)
Balance at June 30, 2021	$18,672	$5,866	$351	$24,889

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2022	$16,797	$5,310	$274	$22,381
Charge-offs	—	(17)	(42)	(59)
Recoveries on loans previously charged off	—	23	26	49
Reversal for loan losses	(206)	(1,041)	(53)	(1,300)
Balance at June 30, 2022	$16,591	$4,275	$205	$21,071

Balance at January 1, 2021	$18,894	$7,222	$394	$26,510
Charge-offs	(18)	(16)	(44)	(78)
Recoveries on loans previously charged off	47	459	32	538
Reversal for loan losses	(251)	(1,799)	(31)	(2,081)
Balance at June 30, 2021	$18,672	$5,866	$351	$24,889

The following table presents the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
June 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	16,591	4,275	205	21,071
Total	$16,591	$4,275	$205	$21,071
Loans receivable:
Individually evaluated for impairment	$1,564	$190	$—	$1,754
Collectively evaluated for impairment	1,604,852	204,179	22,225	1,831,256
Total	$1,606,416	$204,369	$22,225	$1,833,010
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	16,797	5,310	274	22,381
Total	$16,797	$5,310	$274	$22,381
Loans receivable:
Individually evaluated for impairment	$1,314	$221	$—	$1,535
Collectively evaluated for impairment	1,451,927	257,122	21,621	1,730,670
Total	$1,453,241	$257,343	$21,621	$1,732,205

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
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2022
Real estate loans:
Commercial property	$1,200,147	$3,304	$691	$—	$1,204,142
Residential property	257,808	—	451	—	258,259
SBA property	129,640	249	1,531	—	131,420
Construction	12,595	—	—	—	12,595
Commercial and industrial loans:
Commercial term	71,377	1,462	1,046	—	73,885
Commercial lines of credit	110,815	1,101	—	—	111,916
SBA commercial term	16,551	197	237	—	16,985
SBA PPP	1,583	—	—	—	1,583
Other consumer loans	22,201	—	24	—	22,225
Total	$1,822,717	$6,313	$3,980	$—	$1,833,010
December 31, 2021
Real estate loans:
Commercial property	$1,092,253	$11,739	$1,851	$—	$1,105,843
Residential property	209,485	—	—	—	209,485
SBA property	127,518	251	1,892	—	129,661
Construction	8,252	—	—	—	8,252
Commercial and industrial loans:
Commercial term	68,626	3,698	1,114	—	73,438
Commercial lines of credit	98,785	2,151	—	—	100,936
SBA commercial term	17,111	253	276	—	17,640
SBA PPP	65,329	—	—	—	65,329
Other consumer loans	21,586	—	35	—	21,621
Total	$1,708,945	$18,092	$5,168	$—	$1,732,205

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
June 30, 2022
Real estate loans:
Residential property	$372	$—	$—	$450	$822
SBA property	191	—	—	564	755
Commercial and industrial loans:
SBA commercial term	—	—	—	185	185
Other consumer loans	119	—	—	24	143
Total	$682	$—	$—	$1,223	$1,905
December 31, 2021
Real estate loans:
Residential property	$461	$—	$—	$—	$461
SBA property	—	—	—	746	746
Commercial and industrial loans:
SBA commercial term	—	—	—	213	213
Other consumer loans	88	5	—	35	128
Total	$549	$5	$—	$994	$1,548

There were no nonaccrual loans guaranteed by a U.S. government agency at June 30, 2022 and December 31, 2021.
Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2022
Real estate loans:
Commercial property	$322	$321	$—	$—	$—
Residential property	450	451	—	—	—
SBA property	792	831	—	—	—
Commercial and industrial loans:
SBA commercial term	190	196	—	—	—
Total	$1,754	$1,799	$—	$—	$—
December 31, 2021
Real estate loans:
Commercial property	$326	$325	$—	$—	$—
SBA property	988	1,033	—	—	—
Commercial and industrial loans:
Commercial term	2	2	—	—	—
SBA commercial term	219	227	—	—	—
Total	$1,535	$1,587	$—	$—	$—

The following tables present information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Three Months Ended June 30,
	2022		2021
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$323	$6	$330	$5
Residential property	456	—	—	—
SBA property	880	3	1,048	3
Commercial and industrial loans:
Commercial term	—	—	13	—
SBA commercial term	197	—	616	1
Total	$1,856	$9	$2,007	$9

	Six Months Ended June 30,
	2022		2021
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$324	$11	$331	$11
Residential property	458	—	—	—
SBA property	931	6	1,196	10
Commercial and industrial loans:
Commercial term	—	—	14	—
SBA commercial term	204	—	452	1
Total	$1,917	$17	$1,993	$22

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$24	$27	$50	$55
Less: interest income recognized on impaired loans on a cash basis	(9)	(9)	(17)	(22)
Interest income foregone on impaired loans	$15	$18	$33	$33

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$321	$—	$321	$326	$—	$326
SBA property	229	10	239	242	17	259
Commercial and industrial loans:
Commercial term	—	—	—	2	—	2
SBA commercial term	5	—	5	6	—	6
Total	$555	$10	$565	$576	$17	$593

There were no new loans that were modified as TDRs for the three and six months ended June 30, 2022 and 2021.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of June 30, 2022 and December 31, 2021.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated no allowance for loan losses as of June 30, 2022 and December 31, 2021.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the three and six months ended June 30, 2022 and 2021.

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Real estate loans:
Commercial property	$—	$1,710	$—	$1,710
Residential property	—	189	—	189
Total	$—	$1,899	$—	$1,899

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three and six months ended June 30, 2022 and 2021.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Real estate loans:
Residential property	$—	$636	$—	$636
Total	$—	$636	$—	$636

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Real estate loans:
SBA property	$8,040	$33,603
Commercial and industrial loans:
SBA commercial term	1,587	3,423
Total	$9,627	$37,026

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

Note 5 - Servicing Assets
At June 30, 2022 and December 31, 2021, total servicing assets were $7.7 million and $7.3 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $38.4 million and $34.1 million, respectively, with the servicing rights retained and recognized a net gain on sale of $2.0 million and $4.0 million, respectively, during the three months ended June 30, 2022 and 2021. During the six months ended June 30, 2022 and 2021, the Company sold loans of $78.1 million and $45.0 million, respectively, with the servicing rights retained and recognized a net gain on sale of $5.8 million and $5.1 million, respectively. Loan servicing income was $755 thousand and $545 thousand for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, loan servicing income was $1.5 million and $1.4 million, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$72	$7,193	$451	$86	$6,701	$482
Fair value	$114	$10,056	$601	$126	$11,196	$734
Discount rate	4.89%	8.31%	10.64%	6.33%	8.75%	9.64%
Prepayment speed	23.20%	14.28%	19.00%	24.40%	9.80%	12.77%
Weighted average remaining life	21.3 years	21.5 years	6.5 years	21.9 years	21.4 years	6.2 years
Underlying loans being serviced	$14,593	$467,466	$55,931	$17,443	$442,424	$59,839

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended June 30,
	2022			2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$76	$6,984	$473	$105	$5,519	$629
Additions	—	669	44	—	774	34
Amortization	(4)	(460)	(66)	(9)	(493)	(77)
Balance at end of period	$72	$7,193	$451	$96	$5,800	$586

	Six Months Ended June 30,
	2022			2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$86	$6,701	$482	$109	$5,642	$649
Additions	—	1,414	94	—	981	71
Amortization	(14)	(922)	(125)	(13)	(823)	(134)
Balance at end of period	$72	$7,193	$451	$96	$5,800	$586

Note 6 - Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$—	$2,336	$—	$1,401
Additions	808	—	808	1,960
Sales	—	(2,336)	—	(3,361)
Net change in valuation allowance	—	—	—	—
Balance at end of period	$808	$—	$808	$—

The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$—	$—	$—	$—
Additions	—	—	—	—
Net direct write-downs and removal from sale	—	—	—	—
Balance at end of period	$—	$—	$—	$—

The following table presents expenses related to OREOs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net loss (gain) on sales	$—	$2	$—	$(73)
Operating expenses, net of rental income	3	18	3	81
Total	$3	$20	$3	$8

The Company did not provide loans to finance the sale of its OREO property during the three and six months ended June 30, 2021.

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Operating lease cost (1)	$659	$651	$1,324	$1,302
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$708	$698	$1,427	$1,397
Right of use assets obtained in exchange for lease obligations	$629	$31	$964	$136

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Operating leases:
Operating lease assets	$6,512	$6,786
Operating lease liabilities	$7,067	$7,444
Weighted-average remaining lease term	3.9 years	4.0 years
Weighted-average discount rate	2.40%	2.36%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	June 30, 2022
Maturities:
2022	$1,485
2023	2,492
2024	1,059
2025	965
2026	701
After 2026	786
Total lease payment	7,488
Imputed Interest	(421)
Present value of operating lease liabilities	$7,067

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had no outstanding FHLB advance of June 30, 2022. At December 31, 2021, the Company had a fixed interest rate FHLB advance of $10.0 million with a maturity date of June 29, 2022 (original maturity term of five years) and an interest rate of 2.07%. The borrowing was payable at its maturity date. Borrowings paid early are subject to a prepayment penalty.
At June 30, 2022 and December 31, 2021, loans pledged to secure borrowings from the FHLB were $967.0 million and $982.7 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $10.0 million and $8.4 million at June 30, 2022 and December 31, 2021, respectively. The Company had additional borrowing capacity of $549.9 million and $516.2 million from the FHLB as of June 30, 2022 and December 31, 2021, respectively.
Other Borrowing Arrangements
At June 30, 2022, the Company had $22.0 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $29.1 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at June 30, 2022.
Note 9 - Shareholders’ Equity
Series C, Senior Non-Cumulative Perpetual Preferred Stock
On May 24, 2022, the Company issued 69,141 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference of $1,000 per share (“Series C Preferred Stock”) for the capital investment of $69.1 million from the U.S. Treasury under the Emergency Capital Investment Program (“ECIP”). ECIP investment is treated as tier 1 capital for the regulatory capital treatment.
The Series C Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.
The Series C Preferred Stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations.
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

Note 10 - Share-Based Compensation
On July 25, 2013, the Company adopted the 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of June 30, 2022, there were 414,370 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Share-based compensation expense related to:
Stock options	$43	$50	$90	$78
Restricted stock awards	99	67	193	6,129
Total share-based compensation expense	$142	$117	$283	$207
Related tax benefits	$31	$21	$60	$41

The following table presents unrecognized share-based compensation expense as of the date indicated:

	June 30, 2022
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$401	3.3 years
Restricted stock awards	901	3.1 years
Total unrecognized share-based compensation expense	$1,302	3.2 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended June 30, 2022
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	608,734	$12.24	4.7 years	$6,519
Exercised	(12,097)	$7.07	1.6 years
Forfeited	(1,000)	$15.50	5.5 years
Outstanding at end of period	595,637	$12.34	4.5 years	$3,776
Exercisable at end of period	481,637	$10.85	3.6 years	$3,770

	Six Months Ended June 30, 2022
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	632,772	$11.47	4.54 years	$6,641
Granted	30,000	$22.61	10.00 years
Exercised	(66,135)	$8.57	2.43 years
Forfeited	(1,000)	$15.50	5.53 years
Outstanding at end of period	595,637	$12.34	4.50 years	$3,776
Exercisable at end of period	481,637	$10.85	3.58 years	$3,770

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	122,000	$18.40	107,099	$16.70
Granted	—	$—	30,000	$22.61
Vested	(7,000)	$15.19	(22,099)	$14.84
Forfeited	(1,000)	$15.50	(1,000)	$15.50
Outstanding at end of period	114,000	$18.63	114,000	$18.63

Restricted Stock Awards
The following table represents RSAs activity for the periods indicated:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	68,822	$16.51	55,284	$12.79
Granted	—	$—	25,000	$21.96
Vested	—	$—	(11,262)	$10.36
Forfeited	—	$—	(200)	$17.09
Outstanding at end of period	68,822	$16.51	68,822	$16.51

Note 11 - Income Taxes
Income tax expense was $3.8 million and $4.1 million, respectively, and the effective tax rate was 29.3% and 29.4%, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, income tax expense was $7.9 million and $7.7 million, respectively, and the effective tax rate was 29.1% and 29.5%, respectively.
At June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of June 30, 2022, the Company is no longer subject to examination by taxing authorities for tax years before 2018 for federal taxes and before 2017 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2022	2021	2022	2021
Basic earnings per share:
Net income	$9,092	$9,844	$19,332	$18,404
Less: income allocated to unvested restricted stock	(42)	(41)	(90)	(73)
Net income allocated to common stock	$9,050	$9,803	$19,242	$18,331
Weighted-average total common shares outstanding	14,952,590	15,178,445	14,935,686	15,310,052
Less: weighted-average unvested restricted stock	(68,822)	(62,884)	(69,696)	(60,842)
Weighted-average common shares outstanding, basic	14,883,768	15,115,561	14,865,990	15,249,210
Basic earnings per share	$0.61	$0.65	$1.29	$1.20
Diluted earnings per share:
Net income allocated to common stock	$9,050	$9,803	$19,242	$18,331
Weighted-average common shares outstanding, basic	14,883,768	15,115,561	14,865,990	15,249,210
Diluted effect of stock options	238,684	194,312	272,503	176,098
Weighted-average common shares outstanding, diluted	15,122,452	15,309,873	15,138,493	15,425,308
Diluted earnings per share	$0.60	$0.64	$1.27	$1.19

There were 65,000 and 85,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, there were 65,000 and 163,000 stock options excluded in computing diluted EPS because they were anti-dilutive.
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
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	June 30, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$16,940	$201,910	$8,261	$160,739
Unfunded loan commitments	1,086	39,500	595	29,688
Standby letters of credit	2,921	1,701	3,078	1,431
Commercial letters of credit	—	362	91	524
Total	$20,947	$243,473	$12,025	$192,382

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained a reserve for off-balance sheet items of $252 thousand and $214 thousand, respectively, at June 30, 2022 and December 31, 2021, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident totaled $100 thousand, which represents the retention amount on its insurance claims. There were no additional expenses associated with the data incident during the three and six months ended June 30, 2022.

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of June 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 11.25% and 10.92%, respectively, as of June 30, 2022, and 8.04% and 7.73%, respectively, as of December 31, 2021. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$271,383	14.44%	$84,595	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	361,846	19.25%	150,390	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	340,524	18.11%	112,793	6.0%	N/A	N/A
Tier 1 capital (to average assets)	340,524	15.37%	88,619	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$334,347	17.79%	$84,591	4.5%	$122,187	6.5%
Total capital (to risk-weighted assets)	355,670	18.92%	150,384	8.0%	187,980	10.0%
Tier 1 capital (to risk-weighted assets)	334,347	17.79%	112,788	6.0%	150,384	8.0%
Tier 1 capital (to average assets)	334,347	15.09%	88,617	4.0%	110,771	5.0%
December 31, 2021
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$255,650	14.79%	$77,762	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	277,263	16.04%	138,244	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	255,650	14.79%	103,683	6.0%	N/A	N/A
Tier 1 capital (to average assets)	255,650	12.11%	84,445	4.0%	N/A	N/A
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	$250,145	14.48%	$77,761	4.5%	$112,321	6.5%
Total capital (to risk-weighted assets)	271,757	15.73%	138,241	8.0%	172,801	10.0%
Tier 1 capital (to risk-weighted assets)	250,145	14.48%	103,681	6.0%	138,241	8.0%
Tier 1 capital (to average assets)	250,145	11.85%	84,443	4.0%	105,554	5.0%

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$22	$19	$43	$39
Account analysis fees	232	219	447	429
Non-sufficient funds charges	57	46	104	95
Other deposit related fees	19	18	39	32
Total service charges and fees on deposits	330	302	633	595
Debit card fees	85	77	169	136
Gain (loss) on sale of other real estate owned	—	(1)	—	74
Wire transfer fees	166	141	325	276
Other service charges	47	48	92	100
Total	$628	$567	$1,219	$1,181

Note 16 - Subsequent Events
Dividend Declared on Common Stock. On July 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be paid on or about August 19, 2022, to shareholders of record as of the close of business on August 12, 2022.
Stock Repurchase Plan. On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting.
The Bank Name Change and New Logo. On July 28, 2022, the Company announced that the Bank will changes its name to PCB Bank, effective August 25, 2022. In addition, the Company introduced a new logo, which will also be utilized by the Bank after its name change.
The Company has evaluated the effects of events that have occurred subsequent to June 30, 2022 through the issuance date of these consolidated financial statements (unaudited). Other than the events described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and six months ended June 30, 2022. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
The following tables present reconciliation of return on average tangible common equity, tangible common equity per common share and tangible common equity to tangible assets ratios to their most comparable GAAP measures as of the dates or for the periods indicated. These non-GAAP measures are used by management in its analysis of the Company's performance.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Average total shareholders' equity	$292,135	$239,448	$275,841	$238,127
Less: average preferred stock	28,872	—	14,516	—
Average tangible common equity	$263,263	$239,448	$261,325	$238,127
Net income	$9,092	$9,844	$19,332	$18,404
Annualized return on average shareholder's equity	12.48%	16.49%	14.13%	15.59%
Annualized return on average tangible common equity	13.85%	16.49%	14.92%	15.59%

($ in thousands, except per share data)	June 30, 2022	December 31, 2021	June 30, 2021
Total shareholders' equity	$334,375	$256,286	$238,941
Less: preferred stock	69,141	—	—
Tangible common equity	$265,234	$256,286	$238,941
Outstanding common shares	14,956,760	14,865,825	14,854,315
Book value per common share	$22.36	$17.24	$16.09
Tangible common equity per common share	$17.73	$17.24	$16.09
Total assets	$2,344,560	$2,149,735	$2,060,003
Total shareholders' equity to total assets	14.26%	11.92%	11.60%
Tangible common equity to total assets	11.31%	11.92%	11.60%

The following table presents reconciliation of allowance for loan losses to loans held-for-investment, excluding SBA PPP loans to its most comparable GAAP measure as of the dates indicated. The Company believes that this non-GAAP measure enhances comparability to prior periods in which there were no SBA PPP loans and provides supplemental information regarding the Company’s credit quality trend.

($ in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Loans held-for-investment	$1,833,010	$1,732,205	$1,719,656
Less: SBA PPP loans	1,583	65,329	181,019
Loans held-for-investment, excluding SBA PPP loans	$1,831,427	$1,666,876	$1,538,637
Allowance for loan losses	$21,071	$22,381	$24,889
Allowance for loan losses to loans held-for-investment	1.15%	1.29%	1.45%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.15%	1.34%	1.62%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2022	2021	2022	2021
Selected balance sheet data:
Cash and cash equivalents	$299,910	$174,621	$299,910	$174,621
Securities available-for-sale	139,067	135,479	139,067	135,479
Loans held-for-sale	9,627	11,255	9,627	11,255
Loans held-for-investment, net of deferred loan costs (fees)	1,833,010	1,719,656	1,833,010	1,719,656
Allowance for loan losses	(21,071)	(24,889)	(21,071)	(24,889)
Total assets	2,344,560	2,060,003	2,344,560	2,060,003
Total deposits	1,997,607	1,797,648	1,997,607	1,797,648
Shareholders’ equity	334,375	238,941	334,375	238,941
Selected income statement data:
Interest income	$22,446	$20,051	$43,340	$39,309
Interest expense	1,095	1,055	1,996	2,494
Net interest income	21,351	18,996	41,344	36,815
Reversal for loan losses	(109)	(934)	(1,300)	(2,081)
Noninterest income	3,648	5,151	8,934	8,008
Noninterest expense	12,245	11,139	24,316	20,808
Income before income taxes	12,863	13,942	27,262	26,096
Income tax expense	3,771	4,098	7,930	7,692
Net income	9,092	9,844	19,332	18,404
Per share data:
Earnings per common share, basic	$0.61	$0.65	$1.29	$1.20
Earnings per common share, diluted	0.60	0.64	1.27	1.19
Book value per common share (1)	22.36	16.09	22.36	16.09
Tangible common equity per common share (9)	17.73	16.09	17.73	16.09
Cash dividends declared per common share	0.15	0.10	0.30	0.20
Outstanding share data:
Number of common shares outstanding	14,956,760	14,854,315	14,956,760	14,854,315
Weighted-average common shares outstanding, basic	14,883,768	15,115,561	14,865,990	15,249,210
Weighted-average common shares outstanding, diluted	15,122,452	15,309,873	15,138,493	15,425,308

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2022	2021	2022	2021
Selected performance ratios:
Return on average assets (2)	1.65%	1.96%	1.78%	1.85%
Return on average shareholders' equity (2)	12.48%	16.49%	14.13%	15.59%
Return on average tangible common equity (2),(9)	13.85%	16.49%	14.92%	15.59%
Dividend payout ratio (3)	24.59%	15.38%	23.26%	16.67%
Efficiency ratio (4)	48.98%	46.13%	48.36%	46.42%
Yield on average interest-earning assets (2)	4.22%	4.04%	4.13%	4.02%
Cost of average interest-bearing liabilities (2)	0.43%	0.40%	0.39%	0.46%
Net interest spread (2)	3.79%	3.64%	3.74%	3.56%
Net interest margin (2), (5)	4.01%	3.83%	3.94%	3.77%
Total loans to total deposits ratio (6)	92.24%	96.29%	92.24%	96.29%
Asset quality:
Loans 30 to 89 days past due and still accruing	$682	$227	$682	$227
Nonperforming loans (7)	1,223	1,446	1,223	1,446
Nonperforming assets (8)	2,031	1,446	2,031	1,446
Net charge-offs (recoveries)	18	(309)	10	(460)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.04%	0.01%	0.04%	0.01%
Nonperforming loans to loans held-for-investment	0.07%	0.08%	0.07%	0.08%
Nonperforming loans to allowance for loan losses	5.80%	5.81%	5.80%	5.81%
Nonperforming assets to total assets	0.09%	0.07%	0.09%	0.07%
Allowance for loan losses to loans held-for-investment	1.15%	1.45%	1.15%	1.45%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (9)	1.15%	1.62%	1.15%	1.62%
Allowance for loan losses to nonperforming loans	1,722.89%	1,721.23%	1,722.89%	1,721.23%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.01%	(0.07)%	0.01%	(0.06)%
Capital ratios:
Shareholders’ equity to total assets	14.26%	11.60%	14.26%	11.60%
Tangible common equity to total assets (9)	11.31%	11.60%	11.31%	11.60%
Average shareholders’ equity to average total assets	13.23%	11.86%	12.63%	11.89%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	14.44%	15.17%	14.44%	15.17%
Total capital (to risk-weighted assets)	19.25%	16.43%	19.25%	16.43%
Tier 1 capital (to risk-weighted assets)	18.11%	15.17%	18.11%	15.17%
Tier 1 capital (to average assets)	15.37%	11.76%	15.37%	11.76%
Pacific City Bank
Common tier 1 capital (to risk-weighted assets)	17.79%	14.88%	17.79%	14.88%
Total capital (to risk-weighted assets)	18.92%	16.13%	18.92%	16.13%
Tier 1 capital (to risk-weighted assets)	17.79%	14.88%	17.79%	14.88%
Tier 1 capital (to average assets)	15.09%	11.53%	15.09%	11.53%

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

Executive Summary
Q2 2022 Financial Highlights
•Net income was $9.1 million for the three months ended June 30, 2022, a decrease of $752 thousand, or 7.6%, from $9.8 million for the three months ended June 30, 2021;
◦The Company recorded a reversal for loan losses of $109 thousand for the three months ended June 30, 2022 compared with $934 thousand for the three months ended June 30, 2021.
◦Net interest income was $21.4 million for the three months ended June 30, 2022 compared with $19.0 million for the three months ended June 30, 2021. Net interest margin was 4.01% for the three months ended June 30, 2022 compared with 3.83% for the three months ended June 30, 2021.
◦Gain on sale of loans was $2.0 million for the three months ended June 30, 2022 compared with $4.0 million for the three months ended June 30, 2021.
•Total assets were $2.34 billion at June 30, 2022, an increase of $194.8 million, or 9.1%, from $2.15 billion at December 31, 2021;
•Loans held-for-investment, net of deferred costs (fees), were $1.83 billion at June 30, 2022, an increase of $100.8 million, or 5.8%, from $1.73 billion at December 31, 2021; and
◦SBA PPP loans totaled $1.6 million and $65.3 million at June 30, 2022 and December 31, 2021, respectively.
~~◦~~There were no loans under modified terms related to COVID-19 pandemic at June 30, 2022 and December 31, 2021, respectively.
◦Allowance for loan losses to total loans held-for-investment ratio was 1.15% at June 30, 2022 compared with 1.29% at December 31, 2021.
•Total deposits were $2.00 billion at June 30, 2022, an increase of $130.5 million, or 7.0%, from $1.87 billion at December 31, 2021.
•The Company issued 69,141 shares of preferred stock in exchange for a capital investment of $69.1 million from the U.S. Treasury under the ECIP.
Name Change of Pacific City Bank to PCB Bank
On August 25, 2022, the Pacific City Bank will change its name to PCB Bank. In addition, the Company introduced a new logo, which will also be utilized by the Bank after its name change. In accordance with the name change, the Bank will update its website, branch signage and marketing collateral.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began and the lawsuit mentioned above is in its very early stages. During the year ended December 31, 2021, expenses associated with the data incident totaled $100 thousand, which represents the retention amount on its insurance claims. There were no additional expenses associated with the data incident during the three and six months ended June 30, 2022. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
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

The following tables present interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,804,368	$21,243	4.72%	$1,691,704	$19,511	4.63%
Mortgage backed securities	88,032	416	1.90%	92,732	233	1.01%
Collateralized mortgage obligation	25,929	125	1.93%	22,929	54	0.94%
SBA loan pool securities	11,164	43	1.54%	10,828	51	1.89%
Municipal bonds - tax exempt (2)	5,347	37	2.78%	5,760	37	2.58%
Corporate bonds	4,852	47	3.89%	—	—	—%
Interest-bearing deposits in other financial institutions	185,786	410	0.89%	156,155	42	0.11%
FHLB and other bank stock	9,847	125	5.09%	8,555	123	5.77%
Total interest-earning assets	2,135,325	22,446	4.22%	1,988,663	20,051	4.04%
Noninterest-earning assets:
Cash and due from banks	20,801			19,080
Allowance for loan losses	(21,204)			(25,559)
Other assets	73,137			36,605
Total noninterest earning assets	72,734			30,126
Total assets	$2,208,059			$2,018,789
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$464,829	430	0.37%	$400,314	317	0.32%
Savings	14,989	2	0.05%	11,588	1	0.03%
Time deposits	521,606	609	0.47%	615,035	682	0.44%
Borrowings	11,132	54	1.95%	19,012	55	1.16%
Total interest-bearing liabilities	1,012,556	1,095	0.43%	1,045,949	1,055	0.40%
Noninterest-bearing liabilities:
Demand deposits	889,691			720,105
Other liabilities	13,677			13,287
Total noninterest-bearing liabilities	903,368			733,392
Total liabilities	1,915,924			1,779,341
Shareholders’ equity	292,135			239,448
Total liabilities and shareholders’ equity	$2,208,059			$2,018,789
Net interest income		$21,351			$18,996
Net interest spread (3)			3.79%			3.64%
Net interest margin (4)			4.01%			3.83%
Cost of funds (5)			0.23%			0.24%
(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $606 thousand and $1.5 million, respectively, and net accretion of discount on loans of $907 thousand and $1.0 million, respectively, are included in the interest income for the three months ended June 30, 2022 and 2021.
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
(6)    Annualized.

	Six Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,788,958	$41,433	4.67%	$1,666,808	$38,255	4.63%
Mortgage backed securities	86,138	723	1.69%	87,140	448	1.04%
Collateralized mortgage obligation	22,106	173	1.58%	23,903	111	0.94%
SBA loan pool securities	10,633	81	1.54%	11,248	103	1.85%
Municipal bonds - tax exempt (2)	5,489	73	2.68%	5,782	73	2.55%
Corporate bonds	4,944	94	3.83%	—	—	—%
Interest-bearing deposits in other financial institutions	188,051	506	0.54%	168,363	87	0.10%
FHLB and other bank stock	9,216	257	5.62%	8,501	232	5.50%
Total interest-earning assets	2,115,535	43,340	4.13%	1,971,745	39,309	4.02%
Noninterest-earning assets:
Cash and due from banks	20,594			19,076
Allowance for loan losses	(21,787)			(26,211)
Other assets	70,384			38,481
Total noninterest earning assets	69,191			31,346
Total assets	$2,184,726			$2,003,091
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$448,496	743	0.33%	$403,948	650	0.32%
Savings	15,315	4	0.05%	11,101	2	0.04%
Time deposits	553,818	1,144	0.42%	625,267	1,659	0.54%
Borrowings	10,768	105	1.97%	47,128	183	0.78%
Total interest-bearing liabilities	1,028,397	1,996	0.39%	1,087,444	2,494	0.46%
Noninterest-bearing liabilities:
Demand deposits	865,294			663,902
Other liabilities	15,194			13,618
Total noninterest-bearing liabilities	880,488			677,520
Total liabilities	1,908,885			1,764,964
Shareholders’ equity	275,841			238,127
Total liabilities and shareholders’ equity	$2,184,726			$2,003,091
Net interest income		$41,344			$36,815
Net interest spread (3)			3.74%			3.56%
Net interest margin (4)			3.94%			3.77%
Cost of funds (5)			0.21%			0.29%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $1.8 million and $2.7 million, respectively, and net accretion of discount on loans of $1.8 million and $1.8 million, respectively, are included in the interest income for the six months ended June 30, 2022 and 2021.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$1,299	$433	$1,732	$2,803	$375	$3,178
Investment securities	9	284	293	7	402	409
Other interest-earning assets	31	339	370	37	407	444
Total interest income	1,339	1,056	2,395	2,847	1,184	4,031
Interest incurred on:
Savings, NOW, and money market deposits	52	62	114	77	18	95
Time deposits	(104)	31	(73)	(190)	(325)	(515)
Borrowings	(23)	22	(1)	(141)	63	(78)
Total interest expense	(75)	115	40	(254)	(244)	(498)
Change in net interest income	$1,414	$941	$2,355	$3,101	$1,428	$4,529

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Interest and dividend income:
Loans, including fees	$21,243	$19,511	$1,732	8.9%
Investment securities	668	375	293	78.1%
Other interest-earning assets	535	165	370	224.2%
Total interest income	22,446	20,051	2,395	11.9%
Interest expense:
Deposits	1,041	1,000	41	4.1%
Borrowings	54	55	(1)	(1.8)%
Total interest expense	1,095	1,055	40	3.8%
Net interest income	$21,351	$18,996	$2,355	12.4%

Net interest income increased primarily due to a 7.4% increase in average balance of interest-earning assets, an 18 basis point increase in average yield, and a 3.2% decrease in average balance of interest-bearing liabilities, partially offset by a 3 basis point increase in average cost.
Interest and fees on loans increased primarily due to a 6.7% increase in average balance and a 9 basis point increase in average yield. The increase in average yield was primarily due to an increase in overall interest rates on loans from the rising interest rate environment, partially offset by a decrease in net amortization of deferred loan fees. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to an 84 basis point increase in average yield and a 2.3% increase in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on mortgage-backed securities and collateralized mortgage obligations. For the three months ended June 30, 2022 and 2021, yield on total investment securities was 1.98% and 1.14%, respectively.

Interest income on other interest-earning assets increased primarily due to a 70 basis point increase in average yield and a 18.8% increase in average balance. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank (“FRB”) account. The increase in average balance was primarily due to an increase in deposits and the ECIP capital investment, partially offset by an increase in loans. The Company maintains most of its cash at the FRB account. For the three months ended June 30, 2022 and 2021, yield on total other interest-earning assets was 1.10% and 0.40%, respectively.
Interest expense on deposits increased primarily due to a 3 basis point increase in average cost of interest-bearing deposits and a 16.5% increase in savings, NOW and money market accounts, partially offset by a 15.2% decrease in average balance of time deposits. The increase in average cost was primarily due to an increase in market rates. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the three months ended June 30, 2022 and 2021, average cost on total interest-bearing deposits was 0.42% and 0.39%, respectively, and average cost on total deposits were 0.22% and 0.23%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance, partially offset by an increase in average cost. The Company had no outstanding borrowings as of June 30, 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table presents the components of net interest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Interest and dividend income:
Loans, including fees	$41,433	$38,255	$3,178	8.3%
Investment securities	1,144	735	409	55.6%
Other interest-earning assets	763	319	444	139.2%
Total interest income	43,340	39,309	4,031	10.3%
Interest expense:
Deposits	1,891	2,311	(420)	(18.2)%
Borrowings	105	183	(78)	(42.6)%
Total interest expense	1,996	2,494	(498)	(20.0)%
Net interest income	$41,344	$36,815	$4,529	12.3%

Net interest income increased primarily due to a 7.3% increase in average balance of interest-earning assets, an 11 basis point increase in average yield, a 5.4% decrease in average balance of interest-bearing liabilities and a 7 basis point decrease in average cost.
Interest and fees on loans increased primarily due to a 7.3% increase in average balance and a 4 basis point increase in average yield. The increase in average yield was primarily due to the rising interest rate environment, partially offset by a decrease in net amortization of deferred loan fees. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to a 62 basis point increase in average yield and a 1.0% increase in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on mortgage-backed securities and collateralized mortgage obligations. For the six months ended June 30, 2022 and 2021, yield on total investment securities was 1.78% and 1.16%, respectively.
Interest income on other interest-earning assets increased primarily due to a 42 basis point increase in average yield and a 11.5% increase in average balance. The increase in average yield was primarily due to an increase in interest rate on cash held at the FRB account. The increase in average balance was primarily due to an increase in deposits and the ECIP capital investment, partially offset by an increase in loans. For the six months ended June 30, 2022 and 2021, yield on total other interest-earning assets was 0.78% and 0.36%, respectively.

Interest expense on deposits decreased primarily due to an 8 basis point decrease in average cost of interest-bearing deposits and an 11.4% decrease in average balance of time deposits, partially offset by a 11.7% increase in savings, NOW and money market accounts. The decrease in average cost was primarily due to the lower interest rates on time deposits opened throughout 2021. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the six months ended June 30, 2022 and 2021, average cost on total interest-bearing deposits was 0.37% and 0.45%, respectively, and average cost on total deposits were 0.20% and 0.27%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance, partially offset by an increase in average cost of FHLB advances. The Company had no outstanding borrowings as of June 30, 2022.
Reversal for Loan Losses
Reversal for loan losses was $109 thousand and $934 thousand for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, reversal for loan losses was $1.3 million and $2.1 million, respectively. The reversal for loan losses for the three and six months ended June 30, 2022 was primarily due to a decrease in historical loss and qualitative adjustment factor allocations as a result of improving economic conditions, partially offset by increases in commercial and residential property loans.
See further discussion in “Allowance for Loan Losses.”

Noninterest Income
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Service charges and fees on deposits	$330	$302	$28	9.3%
Loan servicing income	755	545	210	38.5%
Bank-owned life insurance income	175	—	175	NM
Gain on sale of loans	2,039	3,967	(1,928)	(48.6)%
Other income	349	337	12	3.6%
Total noninterest income	$3,648	$5,151	$(1,503)	(29.2)%

Loan servicing income increased primarily due to an increase in servicing income received and a decrease in servicing asset amortization. Servicing asset amortization was $532 thousand and $579 thousand, respectively, for the three months ended June 30, 2022 and 2021.
The Company purchased bank-owned life insurance during November 2021. Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans decreased primarily due to a lower level of premium on SBA loans in the secondary market. The Company sold SBA loans of $38.4 million with a gain of $2.0 million during the three months ended June 30, 2022. During the three months ended June 30, 2021, the Company sold SBA loans of $34.1 million with a gain of $4.0 million and residential property loans of $1.6 million with a gain of $13 thousand.
Other income primarily included wire transfer fees of $166 thousand and $141 thousand, respectively, and debit card interchange fees of $85 thousand and $77 thousand, respectively, for the three months ended June 30, 2022 and 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table presents the components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Service charges and fees on deposits	$633	$595	$38	6.4%
Loan servicing income	1,455	1,427	28	2.0%
Bank-owned life insurance income	347	—	347	NM
Gain on sale of loans	5,816	5,289	527	10.0%
Other income	683	697	(14)	(2.0)%
Total noninterest income	$8,934	$8,008	$926	11.6%

Loan servicing income increased primarily due to an increase in servicing income received, partially offset by an increase in servicing asset amortization. Servicing asset amortization was $1.1 million and $970 thousand, respectively, for the six months ended June 30, 2022 and 2021.
The Company purchased bank-owned life insurance during November 2021. Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans increased primarily due to an increase in sale volume of SBA loans. The Company sold SBA loans of $78.1 million with a gain of $5.9 million during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company sold SBA loans of $45.0 million with a gain of $5.1 million and residential property loans of $9.5 million with a gain of $140 thousand.
Other income primarily included wire transfer fees of $325 thousand and $276 thousand, respectively, debit card interchange fees of $169 thousand and $136 thousand, respectively, and gain on sale of OREO of none and $74 thousand, respectively, for the six months ended June 30, 2022 and 2021.

Noninterest Expense
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Salaries and employee benefits	$8,125	$7,125	$1,000	14.0%
Occupancy and equipment	1,537	1,388	149	10.7%
Professional fees	642	658	(16)	(2.4)%
Marketing and business promotion	310	516	(206)	(39.9)%
Data processing	441	396	45	11.4%
Director fees and expenses	182	151	31	20.5%
Regulatory assessments	147	179	(32)	(17.9)%
Other expenses	861	726	135	18.6%
Total noninterest expense	$12,245	$11,139	$1,106	9.9%

Salaries and employee benefits increased primarily due to an increase in salaries from the annual merit increase and an increased number of employees, partially offset by a decrease in incentives tied to the sales of Loan Production Offices (“LPO”) originated SBA loans and an increase in loan origination cost, which offsets the recognition of salaries. The number of full-time equivalent employees was 271 at June 30, 2022 compared to 248 at June 30, 2021.
Marketing and business promotion expense decreased primarily due to a decrease in advertisement, partially offset by an increase in marketing activities.
Director fees and expenses increased primarily due to a new director appointed during the fourth quarter of 2021.
Regulatory assessment expense decreased primarily due to a decrease in assessment rate, partially offset by an increase in balance sheet.
Other expenses primarily included $55 thousand and $64 thousand in loan related expenses, $369 thousand and $338 thousand in office expense, and $150 thousand and $130 thousand in armed guard expense for the three months ended June 30, 2022 and 2021, respectively.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table presents the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Salaries and employee benefits	$16,720	$13,307	$3,413	25.6%
Occupancy and equipment	2,934	2,759	175	6.3%
Professional fees	1,045	1,152	(107)	(9.3)%
Marketing and business promotion	517	654	(137)	(20.9)%
Data processing	845	773	72	9.3%
Director fees and expenses	351	289	62	21.5%
Regulatory assessments	288	387	(99)	(25.6)%
Other expenses	1,616	1,487	129	8.7%
Total noninterest expense	$24,316	$20,808	$3,508	16.9%

Salaries and employee benefits increased primarily due to increases in salaries, the incentives tied to sales of LPO originated SBA loans, and other employee benefit expenses, and a decrease in loan origination cost. For the six months ended June 30, 2021, loan origination cost were higher primarily due to the SBA PPP loan production. The number of full-time equivalent employees was 271 at June 30, 2022 compared to 248 at June 30, 2021.
Marketing and business promotion expense decreased primarily due to a decrease in advertisement, partially offset by an increase in marketing activities.
Director fees and expenses increased primarily due to a new director appointed during the fourth quarter of 2021.
Regulatory assessment expense decreased primarily due to a decrease in assessment rate, partially offset by an increase in balance sheet.
Other expenses primarily included $101 thousand and $221 thousand in loan related expenses, $695 thousand and $645 thousand in office expense, and $290 thousand and $244 thousand in armed guard expense for the six months ended June 30, 2022 and 2021, respectively.
Income Tax Expense
Income tax expense was $3.8 million and $4.1 million, respectively, and the effective tax rate was 29.3% and 29.4%, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, income tax expense was $7.9 million and $7.7 million, respectively, and the effective tax rate was 29.1% and 29.5%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$101,619	$93,510	$(8,109)	$85,346	$84,713	$(633)
Residential collateralized mortgage obligations	25,705	24,680	(1,025)	18,990	19,056	66
SBA loan pool securities	11,007	10,792	(215)	8,520	8,672	152
Municipal bonds	5,307	5,272	(35)	5,329	5,686	357
Corporate bonds	5,000	4,813	(187)	5,000	5,071	71
Total securities available-for-sale	$148,638	$139,067	$(9,571)	$123,185	$123,198	$13

Total investment securities were $139.1 million at June 30, 2022, an increase of $15.9 million, or 12.9%, from $123.2 million at December 31, 2021. The increase was primarily due to purchases of $38.0 million, partially offset by principal paydowns of $12.3 million, a decrease in fair value of securities available-for-sale of $9.6 million, and net premium amortization of $232 thousand.
The Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. All individual securities in a continuous unrealized loss position for 12 months or more as of June 30, 2022 and December 31, 2021 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2022 and December 31, 2021. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and six months ended June 30, 2022 and 2021.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	June 30, 2022
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$840	1.57%	$8,747	1.81%	$92,032	2.04%	$101,619	2.01%
Residential collateralized mortgage obligations	—	—%	218	2.09%	8,579	1.99%	16,908	2.32%	25,705	2.21%
SBA loan pool securities	—	—%	401	2.58%	3,098	0.73%	7,508	1.72%	11,007	1.48%
Municipal bonds	300	5.00%	1,839	2.07%	822	2.27%	2,346	3.53%	5,307	2.91%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$300	5.00%	$3,298	2.01%	$26,246	2.13%	$118,794	2.09%	$148,638	2.10%

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

($ in thousands)	June 30, 2022	December 31, 2021
Real estate loans:
SBA property	$8,040	$33,603
Commercial and industrial loans:
SBA commercial term	1,587	3,423
Total	$9,627	$37,026

Loans held-for-sale were $9.6 million at June 30, 2022, a decrease of $27.4 million, or 74.0%, from $37.0 million at December 31, 2021. The decrease was primarily due to sales of $78.1 million, partially offset by new funding of $51.1 million.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2022		December 31, 2021
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,204,142	65.7%	$1,105,843	63.9%
Residential property	258,259	14.1%	209,485	12.1%
SBA property	131,420	7.2%	129,661	7.5%
Construction	12,595	0.7%	8,252	0.5%
Total real estate loans	1,606,416	87.7%	1,453,241	84.0%
Commercial and industrial loans:
Commercial term	73,885	4.0%	73,438	4.2%
Commercial lines of credit	111,916	6.1%	100,936	5.8%
SBA commercial term	16,985	0.9%	17,640	1.0%
SBA PPP	1,583	0.1%	65,329	3.8%
Total commercial and industrial loans	204,369	11.1%	257,343	14.8%
Other consumer loans	22,225	1.2%	21,621	1.2%
Loans held-for-investment	1,833,010	100.0%	1,732,205	100.0%
Allowance for loan losses	(21,071)		(22,381)
Net loans held-for-investment	$1,811,939		$1,709,824

Allowance for loan losses to loans held-for-investment	1.15%		1.29%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (1)	1.15%		1.34%

(1)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.
Loans held-for-investment, net of deferred loan costs (fees) were $1.83 billion at June 30, 2022, an increase of $100.8 million, or 5.8%, from $1.73 billion at December 31, 2021. The increase was primarily due to new funding of $278.9 million and advances of $69.3 million, partially offset by paydowns and payoffs of $247.3 million. During the six months ended June 30, 2022, SBA PPP loans of $63.7 million were paid off and related unamortized net deferred fees were recognized through interest income. Commercial and residential property loan production contributed significantly to the Company’s loan growth for the six months ended June 30, 2022.

SBA Paycheck Protection Program
The following table presents a summary of SBA PPP loans as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in thousands)	Number of Loans	Carrying Value	Contractual Balance	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	3	$102	$108	145	$2,915	$3,074
Over $50,000 and less than $350,000	8	1,041	1,098	156	25,417	26,146
Over $350,000 and less than $2,000,000	1	440	451	52	33,812	34,432
$2,000,000 or more	—	—	—	1	3,185	3,187
Total	12	$1,583	$1,657	354	$65,329	$66,839

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
The following table presents the risk categories and accrued interest receivable for loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of the dates indicated:

	Carrying Value Per Risk Category					Accrued Interest Receivable
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2022
Real estate loans:
Commercial property	$270,481	$2,800	$370	$—	$273,651	$687
Residential property	20,223	—	—	—	20,223	477
SBA property	3,648	249	—	—	3,897	11
Commercial and industrial loans:
Commercial term	23,478	960	1,046	—	25,484	69
SBA commercial term	1,513	—	47	—	1,560	5
Other consumer loans	512	—	—	—	512	1
Total	$319,855	$4,009	$1,463	$—	$325,327	$1,250
December 31, 2021
Real estate loans:
Commercial property	$291,759	$11,739	$1,525	$—	$305,023	$730
Residential property	25,620	—	—	—	25,620	537
SBA property	3,683	251	—	—	3,934	15
Commercial and industrial loans:
Commercial term	29,744	3,563	1,114	—	34,421	84
SBA commercial term	1,663	—	57	—	1,720	6
Other consumer loans	699	—	—	—	699	2
Total	$353,168	$15,553	$2,696	$—	$371,417	$1,374

The decrease in special mention loans for the six months ended June 30, 2022 was primarily due to improvements of 2 loans with an aggregated carrying value of $11.3 million at December 31, 2021.

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
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at June 30, 2022 and December 31, 2021.

The following tables present net charge-offs (recoveries) as a percentage to the average loan held for investment balances in each of the loan categories for the periods indicated:

	Three Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,176,726	$—	—%	$939,972	$—	—%
Residential property	237,978	—	—%	189,800	—	—%
SBA property	113,253	—	—%	124,530	(17)	(0.05)%
Construction	10,345	—	—%	13,322	—	—%
Total real estate loans	1,538,302	—	—%	1,267,624	(17)	(0.01)%
Commercial and industrial loans:
Commercial term	71,552	(2)	(0.01)%	78,930	(123)	(0.62)%
Commercial lines of credit	110,090	—	—%	86,905	—	—%
SBA commercial term	16,047	1	0.02%	20,226	(176)	(3.48)%
SBA PPP	10,549	—	—%	202,917	—	—%
Total commercial and industrial loans	208,238	(1)	—%	388,978	(299)	(0.31)%
Other consumer loans	21,615	19	0.35%	20,907	7	0.13%
Total	$1,768,155	$18	(0.01)%	$1,677,509	$(309)	(0.07)%

	Six Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,153,936	$—	—%	$920,546	$—	—%
Residential property	223,554	—	—%	192,395	—	—%
SBA property	115,220	—	—%	124,494	(29)	(0.05)%
Construction	9,701	—	—%	13,914	—	—%
Total real estate loans	1,502,411	—	—%	1,251,349	(29)	(0.01)%
Commercial and industrial loans:
Commercial term	71,963	(4)	(0.01)%	81,661	(126)	(0.31)%
Commercial lines of credit	104,952	—	—%	91,883	(136)	(0.30)%
SBA commercial term	16,455	(2)	(0.02)%	21,152	(181)	(1.71)%
SBA PPP	26,307	—	—%	190,902	—	—%
Total commercial and industrial loans	219,677	(6)	(0.02)%	385,598	(443)	(0.23)%
Other consumer loans	21,459	16	0.15%	21,001	12	0.11%
Total	$1,743,547	$10	(0.01)%	$1,657,948	$(460)	(0.06)%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Residential property	$450	$—	$450	—%
SBA property	564	746	(182)	(24.4)%
Total real estate loans	1,014	746	268	35.9%
Commercial and industrial loans:
SBA commercial term	185	213	(28)	(13.1)%
Total commercial and industrial loans	185	213	(28)	(13.1)%
Other consumer loans	24	35	(11)	(31.4)%
Total nonaccrual loans	1,223	994	229	23.0%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	1,223	994	229	23.0%
Other real estate owned	808	—	808	—%
Total nonperforming assets	$2,031	$994	$1,037	104.3%

Nonaccrual loans to loans held-for-investment	0.07%	0.06%
Allowance for loan losses to nonaccrual loans	1,722.89%	2,251.61%
Nonperforming assets to total assets	0.09%	0.05%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $481 thousand during the six months ended June 30, 2022, partially offset by paydowns and payoffs of $246 thousand and charge-offs of $6 thousand. Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $17 thousand and $35 thousand would have been recorded during the three and six months ended June 30, 2022, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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

	June 30, 2022			December 31, 2021
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$321	$—	$321	$326	$—	$326
SBA property	229	10	239	242	17	259
Commercial and industrial loans:
Commercial term	—	—	—	2	—	2
SBA commercial term	5	—	5	6	—	6
Total	$555	$10	$565	$576	$17	$593

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$988,454	$830,383	$158,071	19.0%
Interest-bearing deposits:
Savings	14,686	16,299	(1,613)	(9.9)%
NOW	18,881	20,185	(1,304)	(6.5)%
Retail money market accounts	458,605	386,041	72,564	18.8%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	235,956	256,956	(21,000)	(8.2)%
More than $250,000	186,024	172,269	13,755	8.0%
Brokered time deposits	35,000	85,000	(50,000)	(58.8)%
Time deposits from California State Treasurer	60,000	100,000	(40,000)	(40.0)%
Total interest-bearing deposits	1,009,153	1,036,751	(27,598)	(2.7)%
Total deposits	$1,997,607	$1,867,134	$130,473	7.0%

Total deposits not covered by deposit insurance	$1,199,502	$919,584	279,918	30.4%
Time deposits not covered by deposit insurance	$192,296	$216,269	(23,973)	(11.1)%

The increases in noninterest-bearing demand deposits and retail money market accounts were primarily due to the overall liquid deposit market.
The decrease in retail time deposits was primarily due to matured and closed accounts of $413.7 million, partially offset by new accounts of $297.6 million and renewals of the matured accounts of $99.4 million.
As of June 30, 2022 and December 31, 2021, total deposits were comprised of 49.5% and 44.5%, respectively, of noninterest-bearing demand accounts, 24.6% and 22.6%, respectively, of savings, NOW and money market accounts, and 25.9% and 32.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.1 million and $3.9 million, respectively, at June 30, 2022 and December 31, 2021.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
June 30, 2022
Time deposits of $250,000 or less	$100,393	$90,778	$74,701	$5,084	$270,956
Time deposits of more than $250,000	134,962	38,200	71,662	1,200	246,024
Total	$235,355	$128,978	$146,363	$6,284	$516,980
Not covered by deposit insurance	$112,489	$25,578	$52,935	$1,294	$192,296
December 31, 2021
Time deposits of $250,000 or less	$143,594	$60,686	$129,627	$8,049	$341,956
Time deposits of more than $250,000	156,502	57,301	55,304	3,162	272,269
Total	$300,096	$117,987	$184,931	$11,211	$614,225
Not covered by deposit insurance	$136,219	$38,229	$38,780	$3,041	$216,269

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $334.4 million at June 30, 2022, an increase of $78.1 million, or 30.5%, from $256.3 million at December 31, 2021. The increase was primarily due to an issuance of preferred stock of $69.1 million, net income of $19.3 million and cash proceeds from exercise of stock options of $567 thousand, partially offset by dividends declared on common stock of $4.5 million and a decrease in accumulated other comprehensive income of $6.8 million.
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

	PCB Bancorp	Pacific City Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2022
Common tier 1 capital (to risk-weighted assets)	14.44%	17.79%	4.5%	6.5%
Total capital (to risk-weighted assets)	19.25%	18.92%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	18.11%	17.79%	6.0%	8.0%
Tier 1 capital (to average assets)	15.37%	15.09%	4.0%	5.0%
December 31, 2021
Common tier 1 capital (to risk-weighted assets)	14.79%	14.48%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.04%	15.73%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.79%	14.48%	6.0%	8.0%
Tier 1 capital (to average assets)	12.11%	11.85%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 11.25% and 10.92%, respectively, as of June 30, 2022, and 8.04% and 7.73%, respectively, as of December 31, 2021.
Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. ECIP investment is treated as tier 1 capital for the regulatory capital treatment.
The Series C Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Series C Preferred Stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations.
Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially low-income and underserved communities, including persistent poverty counties, that may be disproportionately impacted by the economic effect of the COVID-19 pandemic by providing direct and indirect capital investments in low- and moderate-income community financial institutions.
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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021	Amount Change	Percentage Change
Cash and cash equivalents	$299,910	$203,285	$96,625	47.5%
Cash and cash equivalents to total assets	12.8%	9.5%
Available borrowing capacity:
FHLB advances	$549,920	$516,158	33,762	6.5%
Federal Reserve Discount Window	21,955	29,198	(7,243)	(24.8)%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$636,875	$610,356	$26,519	4.3%
Total available borrowing capacity to total assets	27.2%	28.4%

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

	June 30, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$16,940	$201,910	$8,261	$160,739
Unfunded loan commitments	1,086	39,500	595	29,688
Standby letters of credit	2,921	1,701	3,078	1,431
Commercial letters of credit	—	362	91	524
Total	$20,947	$243,473	$12,025	$192,382

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2022
Time deposits	$510,696	$6,071	$213	$—	$516,980
Operating leases	2,968	2,565	1,396	559	7,488
Total	$513,664	$8,636	$1,609	$559	$524,468
December 31, 2021
Time deposits	$603,014	$10,850	$361	$—	$614,225
FHLB advances	10,000	—	—	—	10,000
Operating leases	2,706	3,023	1,235	710	7,674
Total	$615,036	$13,873	$1,596	$710	$631,899

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
The Company’s Board asset liability committee (“Board ALCO”) establishes broad policy limits with respect to interest rate risk. Board ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, The Company seeks to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Board ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits. As discussed earlier, the Company also has a Management ALCO, which is comprised of the senior management team and Chief Executive Officer. Management ALCO meets monthly and is responsible for reviewing the Company’s open market positions and establishing polices to monitor and limit exposure to market risk.
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
Measurement
Interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios. Interest rate risk measurement is calculated and reported to the Board ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.
The Company uses two approaches to model interest rate risk: Net Interest Income at Risk (“NII at Risk”), and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. The Company uses a static balance sheet to perform these analyses. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE simulation reflects the effect of interest rate shifts on the value of the Company. In contrast to NII simulation, EVE simulation identifies risks arising from repricing or maturity gaps over the life of the balance sheet. The EVE approach provides a comparatively broader scope than the NII at Risk approach since it captures all anticipated cash flows.
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	June 30, 2022		December 31, 2021
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+300	17.2%	4.3%	26.2%	14.0%
+200	11.7%	3.7%	17.5%	10.6%
+100	5.9%	2.2%	8.7%	6.2%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2022 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at June 30, 2022. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began and the lawsuit mentioned above is in its very early stages. During the year ended December 31, 2021, expenses associated with the data incident totaled $100 thousand, which represents the retention amount on its insurance claims. There were no additional expenses associated with the data incident during the three and six months ended June 30, 2022. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Except for the preferred stock discussed below, there were no unregistered sales of equity securities during the three and six months ended June 30, 2022.
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. For additional information, see Note 9 to the Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From April 1, 2022 to April 30, 2022	—	$—	—	—
From May 1, 2022 to May 31, 2022	—	—	—	—
From June 1, 2022 to June 30, 2022	—	—	—	—
Total	—	$—	—

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
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock*
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim*	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
10.7	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	August 4, 2022	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2022	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)