Form 10-Q
period 2022-09-30
PCB BANCORP
filed 2022-11-03
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 28, 2022, the registrant had outstanding 14,800,133 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2022

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$22,252	$15,222
Interest-bearing deposits in other financial institutions	131,786	188,063
Total cash and cash equivalents	154,038	203,285
Securities available-for-sale, at fair value	129,401	123,198
Loans held-for-sale	18,982	37,026
Loans held-for-investment, net of deferred loan costs (fees)	1,959,237	1,732,205
Allowance for loan losses	(23,761)	(22,381)
Net loans held-for-investment	1,935,476	1,709,824
Premises and equipment, net	4,671	3,098
Federal Home Loan Bank and other restricted stock, at cost	10,183	8,577
Bank-owned life insurance	29,883	29,358
Deferred tax assets, net	12,135	10,824
Servicing assets	7,627	7,269
Operating lease assets	6,897	6,786
Accrued interest receivable	6,070	5,368
Other assets	11,688	5,122
Total assets	$2,327,051	$2,149,735
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$809,842	$830,383
Savings, NOW and money market accounts	563,000	422,526
Time deposits of $250,000 or less	305,985	341,956
Time deposits of more than $250,000	299,271	272,269
Total deposits	1,978,098	1,867,134
Federal Home Loan Bank advances	—	10,000
Operating lease liabilities	7,402	7,444
Accrued interest payable and other liabilities	8,832	8,871
Total liabilities	1,994,332	1,893,449
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	69,141	—
Common stock, 60,000,000 shares authorized, no par value; 14,853,140 and 14,865,825 shares issued and outstanding, respectively, and included 62,022 and 55,284 shares of unvested restricted stock, respectively, at September 30, 2022 and December 31, 2021	153,890	154,992
Retained earnings	120,699	101,140
Accumulated other comprehensive income (loss), net	(11,011)	154
Total shareholders’ equity	332,719	256,286
Total liabilities and shareholders’ equity	$2,327,051	$2,149,735

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$24,835	$20,537	$66,268	$58,792
Tax-exempt investment securities	34	36	107	109
Taxable investment securities	772	401	1,843	1,063
Other interest-earning assets	1,194	194	1,957	513
Total interest income	26,835	21,168	70,175	60,477
Interest expense:
Deposits	2,798	885	4,689	3,196
Other borrowings	14	56	119	239
Total interest expense	2,812	941	4,808	3,435
Net interest income	24,023	20,227	65,367	57,042
Provision (reversal) for loan losses	3,753	(1,053)	2,453	(3,134)
Net interest income after provision (reversal) for loan losses	20,270	21,280	62,914	60,176
Noninterest income:
Service charges and fees on deposits	341	292	974	887
Loan servicing income	780	655	2,235	2,082
Bank-owned life insurance income	178	—	525	—
Gain on sale of loans	1,415	4,269	7,231	9,558
Other income	462	372	1,145	1,069
Total noninterest income	3,176	5,588	12,110	13,596
Noninterest expense:
Salaries and employee benefits	8,457	7,606	25,177	20,913
Occupancy and equipment	1,650	1,399	4,584	4,158
Professional fees	587	422	1,632	1,574
Marketing and business promotion	909	416	1,426	1,070
Data processing	427	391	1,272	1,164
Director fees and expenses	179	144	530	433
Regulatory assessments	150	12	438	399
Other expense	1,336	842	2,952	2,329
Total noninterest expense	13,695	11,232	38,011	32,040
Income before income taxes	9,751	15,636	37,013	41,732
Income tax expense	2,798	4,613	10,728	12,305
Net income	$6,953	$11,023	$26,285	$29,427

Earnings per common share, basic	$0.47	$0.74	$1.76	$1.94
Earnings per common share, diluted	$0.46	$0.73	$1.73	$1.92

Weighted-average common shares outstanding, basic	14,877,879	14,779,707	14,869,997	15,090,989
Weighted-average common shares outstanding, diluted	15,088,089	15,031,558	15,126,863	15,298,065

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$6,953	$11,023	$26,285	$29,427
Other comprehensive loss:
Unrealized loss on securities available-for-sale arising during the period	(6,255)	(581)	(15,839)	(1,734)
Income tax benefit related to items of other comprehensive loss	1,844	170	4,674	510
Total other comprehensive loss, net of tax	(4,411)	(411)	(11,165)	(1,224)
Total comprehensive income	$2,542	$10,612	$15,120	$28,203

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2021	—	14,854,315	$—	$154,796	$83,002	$1,143	$238,941
Comprehensive income (loss)
Net income	—	—	—	—	11,023	—	11,023
Other comprehensive loss, net of tax	—	—	—	—	—	(411)	(411)
Issuance of restricted stock		1,800	—	—	—	—	—
Forfeiture of restricted stock		(300)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability		(231)		(4)	—	—	(4)
Repurchase of common stock	—	(33,935)		(543)	—	—	(543)
Share-based compensation expense	—	—	—	116	—	—	116
Stock options exercised	—	19,977	—	253	—	—	253
Cash dividends declared on common stock ($0.12 per share)	—	—	—	—	(1,777)	—	(1,777)
Balance at September 30, 2021	—	14,841,626	$—	$154,618	$92,248	$732	$247,598

Balance at July 1, 2022	69,141	14,956,760	$69,141	$155,842	$115,992	$(6,600)	$334,375
Comprehensive income (loss)
Net income	—	—	—	—	6,953	—	6,953
Other comprehensive loss, net of tax	—	—	—	—	—	(4,411)	(4,411)
Issuance of restricted stock	—	2,700	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(429)	—	(8)	—	—	(8)
Repurchase of common stock	—	(119,941)	—	(2,249)	—	—	(2,249)
Share-based compensation expense	—	—	—	135	—	—	135
Stock options exercised	—	14,050	—	170	—	—	170
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,246)	—	(2,246)
Balance at September 30, 2022	69,141	14,853,140	$69,141	$153,890	$120,699	$(11,011)	$332,719

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Nine Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	—	15,385,878	$—	$164,140	$67,692	$1,956	$233,788
Comprehensive income (loss)
Net income	—	—	—	—	29,427	—	29,427
Other comprehensive loss, net of tax	—	—	—	—	—	(1,224)	(1,224)
Issuance of restricted stock	—	35,584	—	—	—	—	—
Forfeiture of restricted stock	—	(1,300)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability		(231)		(4)	—	—	(4)
Repurchase of common stock	—	(680,269)	—	(10,876)	—	—	(10,876)
Share-based compensation expense	—	—	—	323	—	—	323
Stock options exercised	—	101,964	—	1,035	—	—	1,035
Cash dividends declared on common stock ($0.32 per share)	—	—	—	—	(4,871)	—	(4,871)
Balance at September 30, 2021	—	14,841,626	$—	$154,618	$92,248	$732	$247,598

Balance at January 1, 2022	—	14,865,825	$—	$154,992	$101,140	$154	$256,286
Comprehensive income (loss)
Net income	—	—	—	—	26,285	—	26,285
Other comprehensive loss, net of tax	—	—	—	—	—	(11,165)	(11,165)
Issuance of preferred stock	69,141	—	69,141	—	—	—	69,141
Issuance of restricted stock	—	27,700	—	—	—	—	—
Forfeiture of restricted stock	—	(200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(429)		(8)	—	—	(8)
Repurchase of common stock	—	(119,941)	—	(2,249)	—	—	(2,249)
Share-based compensation expense	—	—	—	418	—	—	418
Stock options exercised	—	80,185	—	737	—	—	737
Cash dividends declared on common stock ($0.45 per share)	—	—	—	—	(6,726)	—	(6,726)
Balance at September 30, 2022	69,141	14,853,140	$69,141	$153,890	$120,699	$(11,011)	$332,719

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$26,285	$29,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	1,072	1,053
Net amortization of premiums on securities	307	811
Net accretion of discounts on loans	(2,682)	(2,689)
Net accretion of deferred loan fees	(2,014)	(4,662)
Amortization of servicing assets	1,584	1,496
Provision (reversal) for loan losses	2,453	(3,134)
Bank-owned life insurance income	(525)	—
Deferred tax expense	3,363	1,111
Stock-based compensation	418	323
Gain on sale of loans	(7,231)	(9,558)
Originations of loans held-for-sale	(88,236)	(126,774)
Proceeds from sales of and principal collected on loans held-for-sale	114,400	109,409
Change in accrued interest receivable and other assets	(7,261)	3,191
Change in accrued interest payable and other liabilities	(1,194)	(315)
Net cash provided by (used in) operating activities	40,739	(311)
Cash flows from investing activities
Purchase of securities available-for-sale	(41,099)	(47,306)
Proceeds from maturities and paydowns of securities available-for-sale	18,750	32,186
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	458	5,355
Net change in loans held-for-investment	(226,849)	(123,698)
Purchase of loans held-for-investment	—	(1,439)
Purchase of Federal Home Loan Bank stock	(1,606)	(130)
Proceeds from sale of other real estate owned	1,191	3,434
Purchases of premises and equipment	(2,690)	(315)
Net cash used in investing activities	(251,845)	(131,913)
Cash flows from financing activities
Net change in deposits	110,964	237,815
Repayment of long-term Federal Home Loan Bank advances	(10,000)	(70,000)
Stock options exercised	737	1,035
Restricted stock surrendered due to employee tax liability	(8)	(4)
Issuance of preferred stock	69,141	—
Repurchase of common stock	(2,249)	(10,876)
Cash dividends paid on common stock	(6,726)	(4,871)
Net cash provided by financing activities	161,859	153,099
Net increase (decrease) in cash and cash equivalents	(49,247)	20,875
Cash and cash equivalents at beginning of period	203,285	194,098
Cash and cash equivalents at end of period	$154,038	$214,973

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$4,559	$4,916
Income taxes paid	12,625	9,027
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$458	$5,351
Loans transferred to other real estate owned	151	905
Right of use assets obtained in exchange for lease obligations	2,007	1,247

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. The Company changed its subsidiary name from Pacific City Bank to PCB Bank on August 25, 2022. As of September 30, 2022, the Bank operated 11 full-service branches in Los Angeles and Orange counties, California, two full-service branches in Bergen County, New Jersey, and one full-service branch in each of Dallas, Texas and Bayside, New York, and loan production offices (“LPOs”) in Artesia, California; Annandale, Virginia; Atlanta, Georgia; Bellevue, Washington; Aurora, Colorado; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Adopted Accounting Pronouncements
During the nine months ended September 30, 2022, there were no significant accounting pronouncements applicable to the Company that became effective.
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
The Company has completed its parallel-run during the three months ended September 30, 2022. During the fourth quarter of 2022, the Company will continue to analyze model results, review qualitative factors, update the allowance documentation, and address any gaps arising from internal reviews, model validation, and implementation testing. Based on the Company’s current assessment of this ASU, the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses which could potentially have a material impact on its consolidated financial statements as of the beginning of the first reporting period in which this ASU is effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$88,302	$—	$88,302
Residential collateralized mortgage obligations	—	22,701	—	22,701
SBA loan pool securities	—	9,816	—	9,816
Municipal bonds	—	4,020	—	4,020
Corporate bonds	—	4,562	—	4,562
Total securities available-for-sale	—	129,401	—	129,401
Total assets measured at fair value on a recurring basis	$—	$129,401	$—	$129,401
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$84,713	$—	$84,713
Residential collateralized mortgage obligations	—	19,056	—	19,056
SBA loan pool securities	—	8,672	—	8,672
Municipal bonds	—	5,686	—	5,686
Corporate bonds	—	5,071	—	5,071
Total securities available-for-sale	—	123,198	—	123,198
Total assets measured at fair value on a recurring basis	$—	$123,198	$—	$123,198
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022
Impaired loans:
Commercial lines of credit	$—	$—	$4,000	$4,000
Total impaired loans	—	—	4,000	4,000
Total assets measured at fair value on a non-recurring basis	$—	$—	$4,000	$4,000
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2021
Impaired loans:
SBA property	$—	$—	$17	$17
Total impaired loans	—	—	17	17
Total assets measured at fair value on a non-recurring basis	$—	$—	$17	$17
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
September 30, 2022
Impaired loans:
Commercial lines of credit	$4,000	Pending Sales Agreement	NM	NM
December 31, 2021
Impaired loans:
SBA property	$17	Fair value of collateral	NM	NM

For assets measured at fair value, the following table presents the total net gains (losses), which include charge-offs, recoveries, and specific reserves recorded for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Collateral dependent impaired loans:
SBA property	$—	$—	$—	$(2)
Commercial lines of credit	—	—	—	136
SBA commercial term	—	—	—	(5)
Other real estate owned	152	—	152	74
Net gains (losses) recognized	$152	$—	$152	$203

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2022
Financial assets:
Interest-bearing deposits in other financial institutions	$131,786	$131,786	$131,786	$—	$—
Securities available-for-sale	129,401	129,401	—	129,401	—
Loans held-for-sale	18,982	20,396	—	20,396	—
Net loans held-for-investment	1,935,476	1,895,488	—	—	1,895,488
Federal Home Loan Bank (“FHLB”) and other restricted stock	10,183	N/A	N/A	N/A	N/A
Accrued interest receivable	6,070	6,070	90	334	5,646
Financial liabilities:
Deposits	$1,978,098	$1,971,950	$—	$—	$1,971,950
Accrued interest payable	1,020	1,020	—	—	1,020
December 31, 2021
Financial assets:
Interest-bearing deposits in other financial institutions	$188,063	$188,063	$188,063	$—	$—
Securities available-for-sale	123,198	123,198	—	123,198	—
Loans held-for-sale	37,026	41,079	—	41,079	—
Net loans held-for-investment	1,709,824	1,725,022	—	—	1,725,022
FHLB and other restricted stock	8,577	N/A	N/A	N/A	N/A
Accrued interest receivable	5,368	5,368	1	337	5,030
Financial liabilities:
Deposits	$1,867,134	$1,867,635	$—	$—	$1,867,635
FHLB advances	10,000	10,087	—	10,087	—
Accrued interest payable	771	771	—	1	770

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$101,233	$1	$(12,932)	$88,302
Residential collateralized mortgage obligations	24,486	8	(1,793)	22,701
SBA loan pool securities	10,244	14	(442)	9,816
Municipal bonds	4,264	1	(245)	4,020
Corporate bonds	5,000	—	(438)	4,562
Total securities available-for-sale	$145,227	$24	$(15,850)	$129,401
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$85,346	$625	$(1,258)	$84,713
Residential collateralized mortgage obligations	18,990	113	(47)	19,056
SBA loan pool securities	8,520	156	(4)	8,672
Municipal bonds	5,329	357	—	5,686
Corporate bonds	5,000	71	—	5,071
Total securities available-for-sale	$123,185	$1,322	$(1,309)	$123,198

As of September 30, 2022 and December 31, 2021, pledged securities were $66.4 million and $110.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2022
($ in thousands)	Amortized Cost	Fair Value
Within one year	$963	$952
One to five years	871	865
Five to ten years	5,081	4,637
Greater than ten years	2,349	2,128
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	135,963	120,819
Total	$145,227	$129,401

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$1,040	$—	$1,040	$—
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$45,595	$(4,591)	82	$42,667	$(8,341)	32	$88,262	$(12,932)	114
Residential collateralized mortgage obligations	14,956	(1,348)	35	1,701	(445)	2	16,657	(1,793)	37
SBA loan pool securities	6,233	(441)	11	83	(1)	1	6,316	(442)	12
Municipal bonds	3,520	(245)	12	—	—	—	3,520	(245)	12
Corporate bonds	4,562	(438)	1	—	—	—	4,562	(438)	1
Total securities available-for-sale	$74,866	$(7,063)	141	$44,451	$(8,787)	35	$119,317	$(15,850)	176
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$46,945	$(931)	32	$8,885	$(327)	5	$55,830	$(1,258)	37
Residential collateralized mortgage obligations	2,897	(47)	4	—	—	—	2,897	(47)	4
SBA loan pool securities	—	—	—	156	(4)	1	156	(4)	1
Total securities available-for-sale	$49,842	$(978)	36	$9,041	$(331)	6	$58,883	$(1,309)	42

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
All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2022 and December 31, 2021 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2022 and December 31, 2021. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and nine months ended September 30, 2022 and 2021.

Note 4 - Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Real estate loans:
Commercial property	$1,271,781	$1,105,843
Residential property	297,506	209,485
SBA property	136,088	129,661
Construction	14,592	8,252
Total real estate loans	1,719,967	1,453,241
Commercial and industrial loans:
Commercial term	80,225	73,438
Commercial lines of credit	117,960	100,936
SBA commercial term	16,542	17,640
SBA PPP	1,309	65,329
Total commercial and industrial loans	216,036	257,343
Other consumer loans	23,234	21,621
Loans held-for-investment	1,959,237	1,732,205
Allowance for loan losses	(23,761)	(22,381)
Net loans held-for-investment	$1,935,476	$1,709,824

The Company had no loans under modified terms related to the COVID-19 pandemic as of September 30, 2022 and December 31, 2021.
In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of September 30, 2022 and December 31, 2021, the Company had $114 thousand and $398 thousand, respectively, of such loans outstanding.

Allowance for Loan Losses
The following tables present the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at July 1, 2022	$16,591	$4,275	$205	$21,071
Charge-offs	—	(1,078)	(34)	(1,112)
Recoveries on loans previously charged off	—	21	28	49
Provision for loan losses	1,758	1,966	29	3,753
Balance at September 30, 2022	$18,349	$5,184	$228	$23,761

Balance at July 1, 2021	$18,672	$5,866	$351	$24,889
Charge-offs	—	(84)	(43)	(127)
Recoveries on loans previously charged off	—	94	4	98
Provision (reversal) for loan losses	(733)	(336)	16	(1,053)
Balance at September 30, 2021	$17,939	$5,540	$328	$23,807

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2022	$16,797	$5,310	$274	$22,381
Charge-offs	—	(1,095)	(76)	(1,171)
Recoveries on loans previously charged off	—	44	54	98
Provision (reversal) for loan losses	1,552	925	(24)	2,453
Balance at September 30, 2022	$18,349	$5,184	$228	$23,761

Balance at January 1, 2021	$18,894	$7,222	$394	$26,510
Charge-offs	(18)	(100)	(87)	(205)
Recoveries on loans previously charged off	47	553	36	636
Reversal for loan losses	(984)	(2,135)	(15)	(3,134)
Balance at September 30, 2021	$17,939	$5,540	$328	$23,807

The following table presents the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
September 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	18,349	5,184	228	23,761
Total	$18,349	$5,184	$228	$23,761
Loans receivable:
Individually evaluated for impairment	$3,910	$4,003	$—	$7,913
Collectively evaluated for impairment	1,716,057	212,033	23,234	1,951,324
Total	$1,719,967	$216,036	$23,234	$1,959,237
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	16,797	5,310	274	22,381
Total	$16,797	$5,310	$274	$22,381
Loans receivable:
Individually evaluated for impairment	$1,314	$221	$—	$1,535
Collectively evaluated for impairment	1,451,927	257,122	21,621	1,730,670
Total	$1,453,241	$257,343	$21,621	$1,732,205

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
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Real estate loans:
Commercial property	$1,265,366	$3,283	$3,132	$—	$1,271,781
Residential property	297,134	—	372	—	297,506
SBA property	134,133	248	1,707	—	136,088
Construction	14,592	—	—	—	14,592
Commercial and industrial loans:
Commercial term	77,855	1,355	1,015	—	80,225
Commercial lines of credit	112,859	1,100	4,001	—	117,960
SBA commercial term	16,501	—	41	—	16,542
SBA PPP	1,309	—	—	—	1,309
Other consumer loans	23,209	—	25	—	23,234
Total	$1,942,958	$5,986	$10,293	$—	$1,959,237
December 31, 2021
Real estate loans:
Commercial property	$1,092,253	$11,739	$1,851	$—	$1,105,843
Residential property	209,485	—	—	—	209,485
SBA property	127,518	251	1,892	—	129,661
Construction	8,252	—	—	—	8,252
Commercial and industrial loans:
Commercial term	68,626	3,698	1,114	—	73,438
Commercial lines of credit	98,785	2,151	—	—	100,936
SBA commercial term	17,111	253	276	—	17,640
SBA PPP	65,329	—	—	—	65,329
Other consumer loans	21,586	—	35	—	21,621
Total	$1,708,945	$18,092	$5,168	$—	$1,732,205

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
September 30, 2022
Real estate loans:
Commercial property	$—	$—	$—	$2,444	$2,444
Residential property	—	—	—	372	372
SBA property	50	192	—	552	794
Commercial and industrial loans:
Commercial term	—	—	—	3	3
Commercial lines of credit	—	—	—	4,000	4,000
SBA commercial term	3	—	—	—	3
Other consumer loans	162	3	—	25	190
Total	$215	$195	$—	$7,396	$7,806
December 31, 2021
Real estate loans:
Residential property	$461	$—	$—	$—	$461
SBA property	—	—	—	746	746
Commercial and industrial loans:
SBA commercial term	—	—	—	213	213
Other consumer loans	88	5	—	35	128
Total	$549	$5	$—	$994	$1,548

There were no nonaccrual loans guaranteed by a U.S. government agency at September 30, 2022 and December 31, 2021. The increase in nonaccrual loans was primarily due to single credit relationship.

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2022
Real estate loans:
Commercial property	$2,776	$2,772	$—	$—	$—
Residential property	387	372	—	—	—
SBA property	778	812	—	—	—
Commercial and industrial loans:
Commercial term	3	3	—	—	—
Commercial lines of credit	4,034	5,074	—	—	—
Total	$7,978	$7,959	$—	$—	$—
December 31, 2021
Real estate loans:
Commercial property	$326	$325	$—	$—	$—
SBA property	988	1,033	—	—	—
Commercial and industrial loans:
Commercial term	2	2	—	—	—
SBA commercial term	219	227	—	—	—
Total	$1,535	$1,587	$—	$—	$—

The following tables present information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Three Months Ended September 30,
	2022		2021
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$2,772	$5	$329	$6
Residential property	225	—	—	—
SBA property	783	4	1,026	3
Commercial and industrial loans:
Commercial term	—	—	8	—
Commercial lines of credit	4,537	—	—	—
SBA commercial term	95	—	327	—
Total	$8,412	$9	$1,690	$9

	Nine Months Ended September 30,
	2022		2021
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$1,140	$16	$330	$17
Residential property	381	—	—	—
SBA property	881	10	1,140	13
Commercial and industrial loans:
Commercial term	—	—	12	—
Commercial lines of credit	1,512	—	—	—
SBA commercial term	168	—	410	1
Total	$4,082	$26	$1,892	$31

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$109	$23	$159	$78
Less: interest income recognized on impaired loans on a cash basis	(9)	(9)	(26)	(31)
Interest income foregone on impaired loans	$100	$14	$133	$47

Troubled Debt Restructurings
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$320	$—	$320	$326	$—	$326
SBA property	222	7	229	242	17	259
Commercial and industrial loans:
Commercial term	—	—	—	2	—	2
SBA commercial term	—	—	—	6	—	6
Total	$542	$7	$549	$576	$17	$593

There were no new loans that were modified as TDRs for the three and nine months ended September 30, 2022 and 2021.
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of September 30, 2022 and December 31, 2021.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated no allowance for loan losses as of September 30, 2022 and December 31, 2021.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2022 and 2021.

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Real estate loans:
Commercial property	$—	$3,452	$—	$5,162
Residential property	458	—	458	189
Total	$458	$3,452	$458	$5,351

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three and nine months ended September 30, 2022 and 2021.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Real estate loans:
Residential property	$—	$803	$—	$1,439
Total	$—	$803	$—	$1,439

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Real estate loans:
SBA property	$15,981	$33,603
Commercial and industrial loans:
SBA commercial term	3,001	3,423
Total	$18,982	$37,026

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

Note 5 - Servicing Assets
At September 30, 2022 and December 31, 2021, total servicing assets were $7.6 million and $7.3 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $27.3 million and $45.0 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.4 million and $4.3 million, respectively, during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, the Company sold loans of $105.4 million and $90.1 million, respectively, with the servicing rights retained and recognized a net gain on sale of $7.2 million and $9.4 million, respectively. Loan servicing income was $780 thousand and $655 thousand for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, loan servicing income was $2.2 million and $2.1 million, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$66	$7,106	$455	$86	$6,701	$482
Fair value	$106	$9,144	$634	$126	$11,196	$734
Discount rate	7.73%	11.47%	12.55%	6.33%	8.75%	9.64%
Prepayment speed	20.90%	14.89%	16.68%	24.40%	9.80%	12.77%
Weighted average remaining life	21.0 years	21.5 years	6.6 years	21.9 years	21.4 years	6.2 years
Underlying loans being serviced	$13,497	$469,507	$55,900	$17,443	$442,424	$59,839

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended September 30,
	2022			2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$72	$7,193	$451	$96	$5,800	$586
Additions	—	370	64	—	1,040	13
Amortization	(6)	(457)	(60)	(9)	(442)	(75)
Balance at end of period	$66	$7,106	$455	$87	$6,398	$524

	Nine Months Ended September 30,
	2022			2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Balance at beginning of period	$86	$6,701	$482	$109	$5,642	$649
Additions	—	1,784	158	—	2,021	84
Amortization	(20)	(1,379)	(185)	(22)	(1,265)	(209)
Balance at end of period	$66	$7,106	$455	$87	$6,398	$524

Note 6 - Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$808	$—	$—	$1,401
Additions	—	—	808	1,960
Sales	(808)	—	(808)	(3,361)
Net change in valuation allowance	—	—	—	—
Balance at end of period	$—	$—	$—	$—

The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$—	$—	$—	$—
Additions	—	—	—	—
Net direct write-downs and removal from sale	—	—	—	—
Balance at end of period	$—	$—	$—	$—

The following table presents expenses related to OREOs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net gain on sales	$(152)	$—	$(152)	$(73)
Operating expenses, net of rental income	10	—	13	81
Total	$(142)	$—	$(139)	$8

The Company did not provide loans to finance the sale of its OREO property during the three and nine months ended September 30, 2022 or 2021.

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Operating lease cost (1)	$705	$611	$2,029	$1,913
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$755	$654	$2,182	$2,051
Right of use assets obtained in exchange for lease obligations	$1,043	$1,111	$2,007	$1,247

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Operating leases:
Operating lease assets	$6,897	$6,786
Operating lease liabilities	$7,402	$7,444
Weighted-average remaining lease term	4.4 years	4.0 years
Weighted-average discount rate	2.60%	2.36%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	September 30, 2022
Maturities:
2022	$787
2023	2,668
2024	1,237
2025	1,146
2026	860
After 2026	1,267
Total lease payment	7,965
Imputed Interest	(563)
Present value of operating lease liabilities	$7,402

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had no outstanding FHLB advance of September 30, 2022. At December 31, 2021, the Company had a fixed interest rate FHLB advance of $10.0 million with a maturity date of June 29, 2022 (original maturity term of five years) and an interest rate of 2.07%. The Bank repaid the advance upon maturity.
At September 30, 2022 and December 31, 2021, loans pledged to secure borrowings from the FHLB were $1.08 billion and $982.7 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $10.0 million and $8.4 million at September 30, 2022 and December 31, 2021, respectively. The Company had additional borrowing capacity of $586.1 million and $516.2 million from the FHLB as of September 30, 2022 and December 31, 2021, respectively.
Other Borrowing Arrangements
At September 30, 2022, the Company had $29.1 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $37.4 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at September 30, 2022.
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
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 747,938 shares, through February 1, 2023. The Company repurchased and retired 119,941 shares of common stock at a weighted-average price of $18.75 per share, totaling $2.2 million under this repurchase program through September 30, 2022.

Note 10 - Share-Based Compensation
On July 25, 2013, the Company adopted the 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of September 30, 2022, there were 411,670 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Share-based compensation expense related to:
Stock options	$40	$52	$130	$130
Restricted stock awards	95	64	288	193
Total share-based compensation expense	$135	$116	$418	$323
Related tax benefits	$29	$21	$89	$62

The following table presents unrecognized share-based compensation expense as of the date indicated:

	September 30, 2022
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$357	3.2 years
Restricted stock awards	846	3.0 years
Total unrecognized share-based compensation expense	$1,203	3.0 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended September 30, 2022
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	595,637	$12.34	4.5 years	$3,776
Exercised	(14,050)	$12.11	3.87 years
Outstanding at end of period	581,587	$12.35	4.26 years	$3,469
Exercisable at end of period	480,587	$10.95	3.39 years	$3,422

	Nine Months Ended September 30, 2022
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	632,772	$11.47	4.54 years	$6,641
Granted	30,000	$22.61	10.00 years
Exercised	(80,185)	$9.19	2.47 years
Forfeited	(1,000)	$15.50	5.53 years
Outstanding at end of period	581,587	$12.35	4.26 years	$3,469
Exercisable at end of period	480,587	$10.95	3.39 years	$3,422

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	114,000	$18.63	107,099	$16.70
Granted	—	$—	30,000	$22.61
Vested	(13,000)	$15.79	(35,099)	$15.19
Forfeited	—	$—	(1,000)	$15.50
Outstanding at end of period	101,000	$18.99	101,000	$18.99

Restricted Stock Awards
The following table represents RSA activity for the periods indicated:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	68,822	$16.51	55,284	$12.79
Granted	2,700	$18.95	27,700	$21.67
Vested	(9,500)	$16.67	(20,762)	$13.25
Forfeited	—	$—	(200)	$17.09
Outstanding at end of period	62,022	$16.59	62,022	$16.59

Note 11 - Income Taxes
Income tax expense was $2.8 million and $4.6 million, respectively, and the effective tax rate was 28.7% and 29.5%, respectively, for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, income tax expense was $10.7 million and $12.3 million, respectively, and the effective tax rate was 29.0% and 29.5%, respectively.
At September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of September 30, 2022, the Company is no longer subject to examination by taxing authorities for tax years before 2018 for federal taxes and before 2017 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2022	2021	2022	2021
Basic earnings per share:
Net income	$6,953	$11,023	$26,285	$29,427
Less: income allocated to unvested restricted stock	(30)	(43)	(120)	(116)
Net income allocated to common stock	$6,923	$10,980	$26,165	$29,311
Weighted-average total common shares outstanding	14,943,027	14,837,000	14,938,160	15,150,635
Less: weighted-average unvested restricted stock	(65,148)	(57,293)	(68,163)	(59,646)
Weighted-average common shares outstanding, basic	14,877,879	14,779,707	14,869,997	15,090,989
Basic earnings per share	$0.47	$0.74	$1.76	$1.94
Diluted earnings per share:
Net income allocated to common stock	$6,923	$10,980	$26,165	$29,311
Weighted-average common shares outstanding, basic	14,877,879	14,779,707	14,869,997	15,090,989
Diluted effect of stock options	210,210	251,851	256,866	207,076
Weighted-average common shares outstanding, diluted	15,088,089	15,031,558	15,126,863	15,298,065
Diluted earnings per share	$0.46	$0.73	$1.73	$1.92

There were 65,000 and 50,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, there were 65,000 and 104,000 stock options excluded in computing diluted EPS because they were anti-dilutive.
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
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	September 30, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$55,173	$199,565	$8,261	$160,739
Unfunded loan commitments	847	35,822	595	29,688
Standby letters of credit	3,093	1,701	3,078	1,431
Commercial letters of credit	112	190	91	524
Total	$59,225	$237,278	$12,025	$192,382

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained a reserve for off-balance sheet items of $242 thousand and $214 thousand, respectively, at September 30, 2022 and December 31, 2021, in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident totaled $100 thousand, which represents the retention amount on its insurance claims. There were no additional expenses associated with the data incident during the three and nine months ended September 30, 2022.

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of September 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 9.19% and 10.02%, respectively, as of September 30, 2022, and 8.04% and 7.73%, respectively, as of December 31, 2021. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$274,134	13.69%	$90,114	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	367,278	18.34%	160,202	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	343,275	17.14%	120,152	6.0%	N/A	N/A
Tier 1 capital (to average assets)	343,275	14.74%	93,152	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$336,853	16.82%	$90,111	4.5%	$130,160	6.5%
Total capital (to risk-weighted assets)	360,856	18.02%	160,196	8.0%	200,246	10.0%
Tier 1 capital (to risk-weighted assets)	336,853	16.82%	120,147	6.0%	160,196	8.0%
Tier 1 capital (to average assets)	336,853	14.47%	93,149	4.0%	116,436	5.0%
December 31, 2021
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$255,650	14.79%	$77,762	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	277,263	16.04%	138,244	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	255,650	14.79%	103,683	6.0%	N/A	N/A
Tier 1 capital (to average assets)	255,650	12.11%	84,445	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$250,145	14.48%	$77,761	4.5%	$112,321	6.5%
Total capital (to risk-weighted assets)	271,757	15.73%	138,241	8.0%	172,801	10.0%
Tier 1 capital (to risk-weighted assets)	250,145	14.48%	103,681	6.0%	138,241	8.0%
Tier 1 capital (to average assets)	250,145	11.85%	84,443	4.0%	105,554	5.0%

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$24	$21	$67	$60
Account analysis fees	243	220	690	649
Non-sufficient funds charges	53	35	157	130
Other deposit related fees	21	16	60	48
Total service charges and fees on deposits	341	292	974	887
Debit card fees	87	86	256	222
Gain (loss) on sale of other real estate owned	152	—	152	74
Wire transfer fees	159	159	484	435
Other service charges	48	50	140	150
Total	$787	$587	$2,006	$1,768

Note 16 - Subsequent Events
Dividend Declared on Common Stock. On October 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be paid on or about November 18, 2022, to shareholders of record as of the close of business on November 10, 2022.
The Company has evaluated the effects of events that have occurred subsequent to September 30, 2022 through the issuance date of these consolidated financial statements (unaudited). Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2022. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Average total shareholders' equity	$338,248	$243,185	$296,871	$239,833
Less: average preferred stock	69,141	—	28,453	—
Average tangible common equity	$269,107	$243,185	$268,418	$239,833
Net income	$6,953	$11,023	$26,285	$29,427
Annualized return on average shareholder's equity	8.16%	17.98%	11.84%	16.40%
Annualized return on average tangible common equity	10.25%	17.98%	13.09%	16.40%

($ in thousands, except per share data)	September 30, 2022	December 31, 2021	September 30, 2021
Total shareholders' equity	$332,719	$256,286	$247,598
Less: preferred stock	69,141	—	—
Tangible common equity	$263,578	$256,286	$247,598
Outstanding common shares	14,853,140	14,865,825	14,841,626
Book value per common share	$22.40	$17.24	$16.68
Tangible common equity per common share	$17.75	$17.24	$16.68
Total assets	$2,327,051	$2,149,735	$2,104,699
Total shareholders' equity to total assets	14.30%	11.92%	11.76%
Tangible common equity to total assets	11.33%	11.92%	11.76%

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

($ in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Loans held-for-investment	$1,959,237	$1,732,205	$1,707,878
Less: SBA PPP loans	1,309	65,329	101,901
Loans held-for-investment, excluding SBA PPP loans	$1,957,928	$1,666,876	$1,605,977
Allowance for loan losses	$23,761	$22,381	$23,807
Allowance for loan losses to loans held-for-investment	1.21%	1.29%	1.39%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.21%	1.34%	1.48%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2022	2021	2022	2021
Selected balance sheet data:
Cash and cash equivalents	$154,038	$214,973	$154,038	$214,973
Securities available-for-sale	129,401	133,102	129,401	133,102
Loans held-for-sale	18,982	29,020	18,982	29,020
Loans held-for-investment, net of deferred loan costs (fees)	1,959,237	1,707,878	1,959,237	1,707,878
Allowance for loan losses	(23,761)	(23,807)	(23,761)	(23,807)
Total assets	2,327,051	2,104,699	2,327,051	2,104,699
Total deposits	1,978,098	1,832,666	1,978,098	1,832,666
Shareholders’ equity	332,719	247,598	332,719	247,598
Selected income statement data:
Interest income	$26,835	$21,168	$70,175	$60,477
Interest expense	2,812	941	4,808	3,435
Net interest income	24,023	20,227	65,367	57,042
Provision (reversal) for loan losses	3,753	(1,053)	2,453	(3,134)
Noninterest income	3,176	5,588	12,110	13,596
Noninterest expense	13,695	11,232	38,011	32,040
Income before income taxes	9,751	15,636	37,013	41,732
Income tax expense	2,798	4,613	10,728	12,305
Net income	6,953	11,023	26,285	29,427
Per share data:
Earnings per common share, basic	$0.47	$0.74	$1.76	$1.94
Earnings per common share, diluted	0.46	0.73	1.73	1.92
Book value per common share (1)	22.40	16.68	22.40	16.68
Tangible common equity per common share (9)	17.75	16.68	17.75	16.68
Cash dividends declared per common share	0.15	0.12	0.45	0.32
Outstanding share data:
Number of common shares outstanding	14,853,140	14,841,626	14,853,140	14,841,626
Weighted-average common shares outstanding, basic	14,877,879	14,779,707	14,869,997	15,090,989
Weighted-average common shares outstanding, diluted	15,088,089	15,031,558	15,126,863	15,298,065

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2022	2021	2022	2021
Selected performance ratios:
Return on average assets (2)	1.19%	2.11%	1.58%	1.94%
Return on average shareholders' equity (2)	8.16%	17.98%	11.84%	16.40%
Return on average tangible common equity (2),(9)	10.25%	17.98%	13.09%	16.40%
Dividend payout ratio (3)	31.91%	16.22%	25.57%	16.49%
Efficiency ratio (4)	50.35%	43.51%	49.06%	45.36%
Yield on average interest-earning assets (2)	4.75%	4.12%	4.35%	4.05%
Cost of average interest-bearing liabilities (2)	0.98%	0.37%	0.60%	0.43%
Net interest spread (2)	3.77%	3.75%	3.75%	3.62%
Net interest margin (2), (5)	4.25%	3.93%	4.05%	3.82%
Total loans to total deposits ratio (6)	100.01%	94.77%	100.01%	94.77%
Asset quality:
Loans 30 to 89 days past due and still accruing	$410	$292	$410	$292
Nonperforming loans (7)	7,396	1,116	7,396	1,116
Nonperforming assets (8)	7,396	1,116	7,396	1,116
Net charge-offs (recoveries)	1,063	29	1,073	(431)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.02%	0.02%	0.02%	0.02%
Nonperforming loans to loans held-for-investment	0.38%	0.07%	0.38%	0.07%
Nonperforming loans to allowance for loan losses	31.13%	4.69%	31.13%	4.69%
Nonperforming assets to total assets	0.32%	0.05%	0.32%	0.05%
Allowance for loan losses to loans held-for-investment	1.21%	1.39%	1.21%	1.39%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (9)	1.21%	1.48%	1.21%	1.48%
Allowance for loan losses to nonperforming loans	321.27%	2,133.24%	321.27%	2,133.24%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.23%	0.01%	0.08%	(0.03)%
Capital ratios:
Shareholders’ equity to total assets	14.30%	11.76%	14.30%	11.76%
Tangible common equity to total assets (9)	11.33%	11.76%	11.33%	11.76%
Average shareholders’ equity to average total assets	14.58%	11.75%	13.31%	11.84%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	13.69%	15.07%	13.69%	15.07%
Total capital (to risk-weighted assets)	18.34%	16.32%	18.34%	16.32%
Tier 1 capital (to risk-weighted assets)	17.14%	15.07%	17.14%	15.07%
Tier 1 capital (to average assets)	14.74%	11.91%	14.74%	11.91%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	16.82%	14.76%	16.82%	14.76%
Total capital (to risk-weighted assets)	18.02%	16.01%	18.02%	16.01%
Tier 1 capital (to risk-weighted assets)	16.82%	14.76%	16.82%	14.76%
Tier 1 capital (to average assets)	14.47%	11.66%	14.47%	11.66%

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

Executive Summary
Q3 2022 Financial Highlights
•Net income was $7.0 million for the three months ended September 30, 2022, a decrease of $4.1 million, or 36.9%, from $11.0 million for the three months ended September 30, 2021;
◦The Company recorded a provision (reversal) for loan losses of $3.8 million for the three months ended September 30, 2022 compared with $(1.1) million for the three months ended September 30, 2021.
◦Net interest income was $24.0 million for the three months ended September 30, 2022 compared with $20.2 million for the three months ended September 30, 2021. Net interest margin was 4.25% for the three months ended September 30, 2022 compared with 3.93% for the three months ended September 30, 2021.
◦Gain on sale of loans was $1.4 million for the three months ended September 30, 2022 compared with $4.3 million for the three months ended September 30, 2021.
•Total assets were $2.33 billion at September 30, 2022, an increase of $177.3 million, or 8.2%, from $2.15 billion at December 31, 2021;
•Loans held-for-investment, net of deferred costs (fees), were $1.96 billion at September 30, 2022, an increase of $227.0 million, or 13.1%, from $1.73 billion at December 31, 2021;
◦Allowance for loan losses to total loans held-for-investment ratio was 1.21% at September 30, 2022 compared with 1.29% at December 31, 2021.
•Total deposits were $1.98 billion at September 30, 2022, an increase of $111.0 million, or 5.9%, from $1.87 billion at December 31, 2021;
•Announced a repurchase program on July 28, 2022 for the repurchase up to 5% of outstanding common stock. As of September 30, 2022, the Company repurchased and retired 119,941 shares of common stock for an aggregate cost of $2.2 million; and
•The Bank changed its name from Pacific City Bank to PCB Bank and opened 2 new full-service branches in Dallas, Texas and Palisades Park, New Jersey.
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

The following tables present interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,905,366	$24,835	5.17%	$1,715,106	$20,537	4.75%
Mortgage backed securities	93,546	518	2.20%	95,908	278	1.15%
Collateralized mortgage obligation	24,090	151	2.49%	22,534	57	1.00%
SBA loan pool securities	10,435	56	2.13%	10,390	45	1.72%
Municipal bonds - tax exempt (2)	4,491	34	3.00%	5,759	36	2.48%
Corporate bonds	4,801	47	3.88%	2,283	21	3.65%
Interest-bearing deposits in other financial institutions	190,184	1,049	2.19%	179,560	69	0.15%
FHLB and other bank stock	10,183	145	5.65%	8,577	125	5.78%
Total interest-earning assets	2,243,096	26,835	4.75%	2,040,117	21,168	4.12%
Noninterest-earning assets:
Cash and due from banks	20,609			19,915
Allowance for loan losses	(21,117)			(24,854)
Other assets	76,851			35,187
Total noninterest earning assets	76,343			30,248
Total assets	$2,319,439			$2,070,365
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$577,975	1,375	0.94%	$387,661	291	0.30%
Savings	14,990	2	0.05%	12,806	2	0.06%
Time deposits	544,774	1,421	1.03%	599,865	592	0.39%
Borrowings	2,033	14	2.73%	18,152	56	1.22%
Total interest-bearing liabilities	1,139,772	2,812	0.98%	1,018,484	941	0.37%
Noninterest-bearing liabilities:
Demand deposits	825,362			794,165
Other liabilities	16,057			14,531
Total noninterest-bearing liabilities	841,419			808,696
Total liabilities	1,981,191			1,827,180
Shareholders’ equity	338,248			243,185
Total liabilities and shareholders’ equity	$2,319,439			$2,070,365
Net interest income		$24,023			$20,227
Net interest spread (3)			3.77%			3.75%
Net interest margin (4)			4.25%			3.93%
Cost of funds (5)			0.57%			0.21%
(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $243 thousand and $2.0 million, respectively, and net accretion of discount on loans of $867 thousand and $932 thousand, respectively, are included in the interest income for the three months ended September 30, 2022 and 2021.
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
(6)    Annualized.

	Nine Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$1,828,187	$66,268	4.85%	$1,683,084	$58,792	4.67%
Mortgage backed securities	88,634	1,241	1.87%	90,095	726	1.08%
Collateralized mortgage obligation	22,775	324	1.90%	23,442	168	0.96%
SBA loan pool securities	10,566	137	1.73%	10,959	148	1.81%
Municipal bonds - tax exempt (2)	5,152	107	2.78%	5,774	109	2.52%
Corporate bonds	4,896	141	3.85%	769	21	4.00%
Interest-bearing deposits in other financial institutions	188,770	1,555	1.10%	172,136	156	0.12%
FHLB and other bank stock	9,541	402	5.63%	8,527	357	5.60%
Total interest-earning assets	2,158,521	70,175	4.35%	1,994,786	60,477	4.05%
Noninterest-earning assets:
Cash and due from banks	20,599			19,359
Allowance for loan losses	(21,561)			(25,753)
Other assets	72,563			37,371
Total noninterest earning assets	71,601			30,977
Total assets	$2,230,122			$2,025,763
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$492,130	2,118	0.58%	$398,459	941	0.32%
Savings	15,205	6	0.05%	11,676	4	0.05%
Time deposits	550,770	2,565	0.62%	616,707	2,251	0.49%
Borrowings	7,824	119	2.03%	37,363	239	0.86%
Total interest-bearing liabilities	1,065,929	4,808	0.60%	1,064,205	3,435	0.43%
Noninterest-bearing liabilities:
Demand deposits	851,837			707,800
Other liabilities	15,485			13,925
Total noninterest-bearing liabilities	867,322			721,725
Total liabilities	1,933,251			1,785,930
Shareholders’ equity	296,871			239,833
Total liabilities and shareholders’ equity	$2,230,122			$2,025,763
Net interest income		$65,367			$57,042
Net interest spread (3)			3.75%			3.62%
Net interest margin (4)			4.05%			3.82%
Cost of funds (5)			0.34%			0.26%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $2.0 million and $4.7 million, respectively, and net accretion of discount on loans of $2.7 million and $2.7 million, respectively, are included in the interest income for the nine months ended September 30, 2022 and 2021.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$2,278	$2,020	$4,298	$5,069	$2,407	$7,476
Investment securities	2	367	369	9	769	778
Other interest-earning assets	13	987	1,000	50	1,394	1,444
Total interest income	2,293	3,374	5,667	5,128	4,570	9,698
Interest incurred on:
Savings, NOW, and money market deposits	141	943	1,084	224	955	1,179
Time deposits	(54)	883	829	(241)	555	314
Borrowings	(50)	8	(42)	(189)	69	(120)
Total interest expense	37	1,834	1,871	(206)	1,579	1,373
Change in net interest income	$2,256	$1,540	$3,796	$5,334	$2,991	$8,325

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Interest and dividend income:
Loans, including fees	$24,835	$20,537	$4,298	20.9%
Investment securities	806	437	369	84.4%
Other interest-earning assets	1,194	194	1,000	515.5%
Total interest income	26,835	21,168	5,667	26.8%
Interest expense:
Deposits	2,798	885	1,913	216.2%
Borrowings	14	56	(42)	(75.0)%
Total interest expense	2,812	941	1,871	198.8%
Net interest income	$24,023	$20,227	$3,796	18.8%

Net interest income increased primarily due to a 9.9% increase in average balance of interest-earning assets and a 63 basis point increase in average yield, partially offset by an 11.9% increase in average balance of interest-bearing liabilities and a 61 basis point increase in average cost.
Interest and fees on loans increased primarily due to an 11.1% increase in average balance and a 42 basis point increase in average yield. The increase in average yield was primarily due to an increase in overall interest rates on loans from the rising interest rate environment, partially offset by decreases in net amortization of deferred loan fees and net accretion of discount on loans. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to a 106 basis point increase in average yield and a 0.4% increase in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on mortgage-backed securities and collateralized mortgage obligations, as well as a higher yield on newly purchased investment securities. For the three months ended September 30, 2022 and 2021, yield on total investment securities was 2.33% and 1.27%, respectively.

Interest income on other interest-earning assets increased primarily due to a 195 basis point increase in average yield and a 6.5% increase in average balance. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank (“FRB”) account. The increase in average balance was primarily due to an increase in deposits and the ECIP capital investment, partially offset by an increase in loans. The Company maintains most of its cash at the FRB account. For the three months ended September 30, 2022 and 2021, yield on total other interest-earning assets was 2.36% and 0.41%, respectively.
Interest expense on deposits increased primarily due to a 63 basis point increase in average cost of interest-bearing deposits and a 48.1% increase in savings, NOW and money market accounts, partially offset by a 9.2% decrease in average balance of time deposits. The increase in average cost was primarily due to an increase in market rates. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the three months ended September 30, 2022 and 2021, average cost on total interest-bearing deposits was 0.98% and 0.35%, respectively, and average cost on total deposits were 0.57% and 0.20%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance, partially offset by an increase in average cost. The Company had no outstanding borrowings as of September 30, 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table presents the components of net interest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Interest and dividend income:
Loans, including fees	$66,268	$58,792	$7,476	12.7%
Investment securities	1,950	1,172	778	66.4%
Other interest-earning assets	1,957	513	1,444	281.5%
Total interest income	70,175	60,477	9,698	16.0%
Interest expense:
Deposits	4,689	3,196	1,493	46.7%
Borrowings	119	239	(120)	(50.2)%
Total interest expense	4,808	3,435	1,373	40.0%
Net interest income	$65,367	$57,042	$8,325	14.6%

Net interest income increased primarily due to an 8.2% increase in average balance of interest-earning assets, a 30 basis point increase in average yield, and a 17 basis point decrease in average cost, partially offset by a 0.2% increase in average balance of interest-bearing liabilities.
Interest and fees on loans increased primarily due to an 8.6% increase in average balance and an 18 basis point increase in average yield. The increase in average yield was primarily due to the rising interest rate environment, partially offset by a decrease in net amortization of deferred loan fees. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to a 77 basis point increase in average yield and a 0.8% increase in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on mortgage-backed securities and collateralized mortgage obligations. For the nine months ended September 30, 2022 and 2021, yield on total investment securities was 1.97% and 1.20%, respectively.
Interest income on other interest-earning assets increased primarily due to a 94 basis point increase in average yield and a 9.8% increase in average balance. The increase in average yield was primarily due to an increase in interest rate on cash held at the FRB account. The increase in average balance was primarily due to an increase in deposits and the ECIP capital investment, partially offset by an increase in loans. For the nine months ended September 30, 2022 and 2021, yield on total other interest-earning assets was 1.32% and 0.38%, respectively.

Interest expense on deposits decreased primarily due to a 17 basis point decrease in average cost of interest-bearing deposits and a 10.7% decrease in average balance of time deposits, partially offset by a 23.7% increase in savings, NOW and money market accounts. The increase in average cost was primarily due to an increase in market rates. The decrease in average balance of time deposits was primarily due to a lower level of new time deposits. For the nine months ended September 30, 2022 and 2021, average cost on total interest-bearing deposits was 0.59% and 0.42%, respectively, and average cost on total deposits were 0.33% and 0.25%, respectively.
Interest expense on borrowings decreased primarily due to a decrease in average balance, partially offset by an increase in average cost of FHLB advances. The Company had no outstanding borrowings as of September 30, 2022.
Provision (reversal) for Loan Losses
Provision (reversal) for loan losses was $3.8 million and $(1.1) million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, provision (reversal) for loan losses was $2.5 million and $(3.1) million, respectively. The increase in provision for loan losses was primarily due to increases in gross loan balance, and qualitative adjustment factors related to current economic condition and increased charge-offs during the current quarter.
See further discussion in “Allowance for Loan Losses.”

Noninterest Income
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Service charges and fees on deposits	$341	$292	$49	16.8%
Loan servicing income	780	655	125	19.1%
Bank-owned life insurance income	178	—	178	NM
Gain on sale of loans	1,415	4,269	(2,854)	(66.9)%
Other income	462	372	90	24.2%
Total noninterest income	$3,176	$5,588	$(2,412)	(43.2)%

Loan servicing income increased primarily due to an increase in servicing income received and a decrease in servicing asset amortization. Servicing asset amortization was $522 thousand and $525 thousand, respectively, for the three months ended September 30, 2022 and 2021.
The Company purchased bank-owned life insurance during November 2021. Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans decreased primarily due to a lower level of premium on SBA loans in the secondary market and a decrease in sales volume. The Company sold SBA loans of $27.3 million with a gain of $1.4 million and residential property loans of $400 thousand with a gain of $8 thousand during the three months ended September 30, 2022. During the three months ended September 30, 2021, the Company sold SBA loans of $45.0 million with a gain of $4.3 million, residential property loans of $301 thousand with a gain of $2 thousand, and certain commercial property loans of $3.5 million with a gain of $4 thousand.
Other income primarily included wire transfer fees of $159 thousand and $159 thousand, respectively, and debit card interchange fees of $87 thousand and $86 thousand, respectively, for the three months ended September 30, 2022 and 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table presents the components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Service charges and fees on deposits	$974	$887	$87	9.8%
Loan servicing income	2,235	2,082	153	7.3%
Bank-owned life insurance income	525	—	525	NM
Gain on sale of loans	7,231	9,558	(2,327)	(24.3)%
Other income	1,145	1,069	76	7.1%
Total noninterest income	$12,110	$13,596	$(1,486)	(10.9)%

Loan servicing income increased primarily due to an increase in servicing income received, partially offset by an increase in servicing asset amortization. Servicing asset amortization was $1.6 million and $1.5 million, respectively, for the nine months ended September 30, 2022 and 2021.
The Company purchased bank-owned life insurance during November 2021. Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans decreased primarily due to a lower level of premium on SBA loans in the secondary market. The Company sold SBA loans of $105.4 million with a gain of $7.2 million and residential property loans of $400 thousand with a gain of $8 thousand during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold SBA loans of $90.1 million with a gain of $9.4 million and residential property loans of $9.8 million with a gain of $142 thousand, and certain commercial property loans of $5.2 million with a gain of $4 thousand.
Other income primarily included wire transfer fees of $484 thousand and $435 thousand, respectively, debit card interchange fees of $256 thousand and $222 thousand, respectively, and gain on sale of OREO of $152 thousand and $74 thousand, respectively, for the nine months ended September 30, 2022 and 2021.

Noninterest Expense
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Salaries and employee benefits	$8,457	$7,606	$851	11.2%
Occupancy and equipment	1,650	1,399	251	17.9%
Professional fees	587	422	165	39.1%
Marketing and business promotion	909	416	493	118.5%
Data processing	427	391	36	9.2%
Director fees and expenses	179	144	35	24.3%
Regulatory assessments	150	12	138	1,150.0%
Other expenses	1,336	842	494	58.7%
Total noninterest expense	$13,695	$11,232	$2,463	21.9%

Salaries and employee benefits increased primarily due to an increase in salaries and related employee benefit expenses from the increased number of employees, partially offset by a decrease in incentives tied to the sales of Loan Production Offices (“LPO”) originated SBA loans and an increase in loan origination cost, which offsets the recognition of salaries. The number of full-time equivalent employees was 273 at September 30, 2022 compared to 249 at September 30, 2021.
Occupancy and equipment increased primarily due to new branch openings.
Marketing and business promotion expense increased primarily due to increases in marketing activities and advertisement for the Bank's name change to PCB Bank, and new branch openings.
Director fees and expenses increased primarily due to a new director appointed during the fourth quarter of 2021.
Regulatory assessment expense increased primarily due to an adjustment was made for the assessment rate decrease during the three months ended September 30, 2021.
Other expenses primarily included $174 thousand and $42 thousand in loan related expenses, $544 thousand and $378 thousand in office expense, and $171 thousand and $144 thousand in armed guard expense for the three months ended September 30, 2022 and 2021, respectively. The increase in office expense was primarily due to new branch openings.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table presents the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Salaries and employee benefits	$25,177	$20,913	$4,264	20.4%
Occupancy and equipment	4,584	4,158	426	10.2%
Professional fees	1,632	1,574	58	3.7%
Marketing and business promotion	1,426	1,070	356	33.3%
Data processing	1,272	1,164	108	9.3%
Director fees and expenses	530	433	97	22.4%
Regulatory assessments	438	399	39	9.8%
Other expenses	2,952	2,329	623	26.7%
Total noninterest expense	$38,011	$32,040	$5,971	18.6%

Salaries and employee benefits increased primarily due to increases in salaries and related employee benefit expenses from the increased number of employees, and the incentives tied to sales of LPO originated SBA loans, and a decrease in loan origination cost. For the nine months ended September 30, 2021, loan origination cost was higher primarily due to the SBA PPP loan production. The number of full-time equivalent employees was 273 at September 30, 2022 compared to 249 at September 30, 2021.
Occupancy and equipment increased primarily due to new branch openings.
Marketing and business promotion expense increased primarily due to increases in marketing activities and advertisement for the Bank's name change and new branch openings.
Director fees and expenses increased primarily due to a new director appointed during the fourth quarter of 2021.
Regulatory assessment expense increased primarily due to an increase in balance sheet, partially offset by a decrease in assessment rate.
Other expenses primarily included $275 thousand and $263 thousand in loan related expenses, $1.2 million and $1.0 million in office expense, and $461 thousand and $388 thousand in armed guard expense for the nine months ended September 30, 2022 and 2021, respectively.
Income Tax Expense
Income tax expense was $2.8 million and $4.6 million, respectively, and the effective tax rate was 28.7% and 29.5%, respectively, for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, income tax expense was $10.7 million and $12.3 million, respectively, and the effective tax rate was 29.0% and 29.5%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$101,233	$88,302	$(12,931)	$85,346	$84,713	$(633)
Residential collateralized mortgage obligations	24,486	22,701	(1,785)	18,990	19,056	66
SBA loan pool securities	10,244	9,816	(428)	8,520	8,672	152
Municipal bonds	4,264	4,020	(244)	5,329	5,686	357
Corporate bonds	5,000	4,562	(438)	5,000	5,071	71
Total securities available-for-sale	$145,227	$129,401	$(15,826)	$123,185	$123,198	$13

Total investment securities were $129.4 million at September 30, 2022, an increase of $6.2 million, or 5.0%, from $123.2 million at December 31, 2021. The increase was primarily due to purchases of $41.1 million, partially offset by principal paydowns of $18.8 million, a decrease in fair value of securities available-for-sale of $15.8 million, and net premium amortization of $307 thousand.
The Company performs an OTTI assessment at least on a quarterly basis. OTTI is recognized when fair value is below the amortized cost where: (i) an entity has the intent to sell the security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. All individual securities in a continuous unrealized loss position for 12 months or more as of September 30, 2022 and December 31, 2021 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2022 and December 31, 2021. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the three and nine months ended September 30, 2022 and 2021.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	September 30, 2022
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$56	1.11%	$1,554	1.67%	$9,156	1.93%	$90,467	2.13%	$101,233	2.10%
Residential collateralized mortgage obligations	—	—%	377	1.81%	7,988	3.34%	16,121	2.46%	24,486	2.73%
SBA loan pool securities	—	—%	235	2.58%	3,515	1.99%	6,494	2.13%	10,244	2.09%
Municipal bonds	963	2.13%	871	3.26%	81	2.99%	2,349	3.53%	4,264	3.15%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$1,019	2.08%	$3,037	2.21%	$25,740	2.73%	$115,431	2.20%	$145,227	2.29%

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

($ in thousands)	September 30, 2022	December 31, 2021
Real estate loans:
SBA property	$15,981	$33,603
Commercial and industrial loans:
SBA commercial term	3,001	3,423
Total	$18,982	$37,026

Loans held-for-sale were $19.0 million at September 30, 2022, a decrease of $18.0 million, or 48.7%, from $37.0 million at December 31, 2021. The decrease was primarily due to sales of $105.8 million, partially offset by new funding of $88.2 million.
Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2022		December 31, 2021
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,271,781	65.0%	$1,105,843	63.9%
Residential property	297,506	15.2%	209,485	12.1%
SBA property	136,088	6.9%	129,661	7.5%
Construction	14,592	0.7%	8,252	0.5%
Total real estate loans	1,719,967	87.8%	1,453,241	84.0%
Commercial and industrial loans:
Commercial term	80,225	4.1%	73,438	4.2%
Commercial lines of credit	117,960	6.0%	100,936	5.8%
SBA commercial term	16,542	0.8%	17,640	1.0%
SBA PPP	1,309	0.1%	65,329	3.8%
Total commercial and industrial loans	216,036	11.0%	257,343	14.8%
Other consumer loans	23,234	1.2%	21,621	1.2%
Loans held-for-investment	1,959,237	100.0%	1,732,205	100.0%
Allowance for loan losses	(23,761)		(22,381)
Net loans held-for-investment	$1,935,476		$1,709,824

Allowance for loan losses to loans held-for-investment	1.21%		1.29%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (1)	1.21%		1.34%

(1)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.
Loans held-for-investment, net of deferred loan costs (fees) were $1.96 billion at September 30, 2022, an increase of $227.0 million, or 13.1%, from $1.73 billion at December 31, 2021. The increase was primarily due to new funding of $450.8 million and advances of $111.3 million, partially offset by paydowns and payoffs of $333.9 million. During the nine months ended September 30, 2022, SBA PPP loans of $64.0 million were paid off and related unamortized net deferred fees were recognized through interest income. Commercial and residential property loan production contributed significantly to the Company’s loan growth for the nine months ended September 30, 2022.

SBA Paycheck Protection Program
The following table presents a summary of SBA PPP loans as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in thousands)	Number of Loans	Carrying Value	Contractual Balance	Number of Loans	Carrying Value	Contractual Balance
Loan amount:
$50,000 or less	3	$94	$99	145	$2,915	$3,074
Over $50,000 and less than $350,000	7	804	850	156	25,417	26,146
Over $350,000 and less than $2,000,000	1	411	421	52	33,812	34,432
$2,000,000 or more	—	—	—	1	3,185	3,187
Total	11	$1,309	$1,370	354	$65,329	$66,839

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
The following table presents the risk categories and accrued interest receivable for loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of the dates indicated:

	Carrying Value Per Risk Category					Accrued Interest Receivable
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Real estate loans:
Commercial property	$228,850	$2,782	$368	$—	$232,000	$637
Residential property	19,341	—	372	—	19,713	471
SBA property	3,631	248	—	—	3,879	15
Commercial and industrial loans:
Commercial term	18,504	860	1,015	—	20,379	64
SBA commercial term	1,351	—	41	—	1,392	4
Other consumer loans	431	—	—	—	431	2
Total	$272,108	$3,890	$1,796	$—	$277,794	$1,193
December 31, 2021
Real estate loans:
Commercial property	$291,759	$11,739	$1,525	$—	$305,023	$730
Residential property	25,620	—	—	—	25,620	537
SBA property	3,683	251	—	—	3,934	15
Commercial and industrial loans:
Commercial term	29,744	3,563	1,114	—	34,421	84
SBA commercial term	1,663	—	57	—	1,720	6
Other consumer loans	699	—	—	—	699	2
Total	$353,168	$15,553	$2,696	$—	$371,417	$1,374

The decrease in special mention loans for the nine months ended September 30, 2022 was primarily due to improvements of 2 loans with an aggregated carrying value of $11.3 million at December 31, 2021.

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
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans at September 30, 2022 and December 31, 2021.

The following tables present net charge-offs (recoveries) as a percentage to the average loan held for investment balances in each of the loan categories for the periods indicated:

	Three Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,224,725	$—	—%	$1,011,880	$—	—%
Residential property	278,009	—	—%	198,998	—	—%
SBA property	117,844	—	—%	125,217	—	—%
Construction	13,340	—	—%	15,456	—	—%
Total real estate loans	1,633,918	—	—%	1,351,551	—	—%
Commercial and industrial loans:
Commercial term	75,548	(2)	(0.01)%	72,770	(72)	(0.40)%
Commercial lines of credit	120,934	1,074	3.55%	91,006	(10)	(0.04)%
SBA commercial term	16,516	(15)	(0.36)%	18,355	72	1.57%
SBA PPP	1,409	—	—%	133,544	—	—%
Total commercial and industrial loans	214,407	1,057	1.97%	315,675	(10)	(0.01)%
Other consumer loans	22,557	6	0.11%	21,242	39	0.73%
Total	$1,870,882	$1,063	0.23%	$1,688,468	$29	0.01%

	Nine Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,177,792	$—	—%	$951,325	$—	—%
Residential property	241,906	—	—%	194,620	—	—%
SBA property	116,063	—	—%	124,797	(29)	(0.03)%
Construction	10,928	—	—%	14,434	—	—%
Total real estate loans	1,546,689	—	—%	1,285,176	(29)	(0.01)%
Commercial and industrial loans:
Commercial term	73,171	(6)	(0.01)%	78,666	(198)	(0.34)%
Commercial lines of credit	110,338	1,074	1.30%	91,588	(146)	(0.21)%
SBA commercial term	16,480	(17)	(0.14)%	20,216	(109)	(0.72)%
SBA PPP	17,916	—	—%	171,569	—	—%
Total commercial and industrial loans	217,905	1,051	0.64%	362,039	(453)	(0.17)%
Other consumer loans	21,829	22	0.13%	21,083	51	0.32%
Total	$1,786,423	$1,073	0.08%	$1,668,298	$(431)	(0.03)%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021	Amount Change	Percentage Change
Nonaccrual loans
Real estate loans:
Commercial property	$2,444	$—	$2,444	—%
Residential property	372	—	372	—%
SBA property	552	746	(194)	(26.0)%
Total real estate loans	3,368	746	2,622	351.5%
Commercial and industrial loans:
Commercial term	3	—	3	—%
Commercial lines of credit	4,000	—	4,000	—%
SBA commercial term	—	213	(213)	(100.0)%
Total commercial and industrial loans	4,003	213	3,790	1,779.3%
Other consumer loans	25	35	(10)	(28.6)%
Total nonaccrual loans	7,396	994	6,402	644.1%
Loans past due 90 days or more still on accrual	—	—	—	—%
Total nonperforming loans	7,396	994	6,402	644.1%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$7,396	$994	$6,402	644.1%

Nonaccrual loans to loans held-for-investment	0.38%	0.06%
Allowance for loan losses to nonaccrual loans	321.27%	2,251.61%
Nonperforming assets to total assets	0.32%	0.05%

The increase in total nonaccrual loans was primarily due to loans placed on nonaccrual status of $7.3 million during the nine months ended September 30, 2022, partially offset by paydowns and payoffs of $897 thousand and charge-offs of $17 thousand. The increases in nonaccrual commercial property loans and commercial lines of credit were primarily due to downgrades of loans to a single credit relationship.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $128 thousand and $163 thousand would have been recorded during the three and nine months ended September 30, 2022, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

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

	September 30, 2022			December 31, 2021
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$320	$—	$320	$326	$—	$326
SBA property	222	7	229	242	17	259
Commercial and industrial loans:
Commercial term	—	—	—	2	—	2
SBA commercial term	—	—	—	6	—	6
Total	$542	$7	$549	$576	$17	$593

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$809,842	$830,383	$(20,541)	(2.5)%
Interest-bearing deposits:
Savings	13,028	16,299	(3,271)	(20.1)%
NOW	17,550	20,185	(2,635)	(13.1)%
Retail money market accounts	522,412	386,041	136,371	35.3%
Brokered money market accounts	10,010	1	10,009	NM
Retail time deposits of:
$250,000 or less	236,864	256,956	(20,092)	(7.8)%
More than $250,000	239,271	172,269	67,002	38.9%
Brokered time deposits	69,121	85,000	(15,879)	(18.7)%
Time deposits from California State Treasurer	60,000	100,000	(40,000)	(40.0)%
Total interest-bearing deposits	1,168,256	1,036,751	131,505	12.7%
Total deposits	$1,978,098	$1,867,134	$110,964	5.9%

Total deposits not covered by deposit insurance	$1,061,667	$919,584	142,083	15.5%
Time deposits not covered by deposit insurance	$217,248	$216,269	979	0.5%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of a large amount of noninterest-bearing demand deposits to money market accounts and time deposits from the rising market rates. In this rising interest rate environment with a greater competition in the deposit market, the Bank started to offer higher rates on deposit products to retain customers and attract new customers.
The increase in retail time deposits was primarily due to new accounts of $480.2 million and renewals of the matured accounts of $252.2 million, partially offset by matured and closed accounts of $701.4 million.
As of September 30, 2022 and December 31, 2021, total deposits were comprised of 40.9% and 44.5%, respectively, of noninterest-bearing demand accounts, 28.5% and 22.6%, respectively, of savings, NOW and money market accounts, and 30.6% and 32.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.0 million and $3.9 million, respectively, at September 30, 2022 and December 31, 2021.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
September 30, 2022
Time deposits of $250,000 or less	$102,175	$65,026	$129,256	$9,528	$305,985
Time deposits of more than $250,000	129,028	45,513	123,530	1,200	299,271
Total	$231,203	$110,539	$252,786	$10,728	$605,256
Not covered by deposit insurance	$102,956	$33,822	$79,059	$1,411	$217,248
December 31, 2021
Time deposits of $250,000 or less	$143,594	$60,686	$129,627	$8,049	$341,956
Time deposits of more than $250,000	156,502	57,301	55,304	3,162	272,269
Total	$300,096	$117,987	$184,931	$11,211	$614,225
Not covered by deposit insurance	$136,219	$38,229	$38,780	$3,041	$216,269

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $332.7 million at September 30, 2022, an increase of $76.4 million, or 29.8%, from $256.3 million at December 31, 2021. The increase was primarily due to an issuance of preferred stock of $69.1 million, net income of $26.3 million and cash proceeds from exercise of stock options of $737 thousand, partially offset by dividends declared on common stock of $6.7 million, stock repurchase of $2.2 million and a decrease in accumulated other comprehensive income of $11.2 million.
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

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2022
Common tier 1 capital (to risk-weighted assets)	13.69%	16.82%	4.5%	6.5%
Total capital (to risk-weighted assets)	18.34%	18.02%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	17.14%	16.82%	6.0%	8.0%
Tier 1 capital (to average assets)	14.74%	14.47%	4.0%	5.0%
December 31, 2021
Common tier 1 capital (to risk-weighted assets)	14.79%	14.48%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.04%	15.73%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.79%	14.48%	6.0%	8.0%
Tier 1 capital (to average assets)	12.11%	11.85%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 9.19% and 10.02%, respectively, as of September 30, 2022, and 8.04% and 7.73%, respectively, as of December 31, 2021.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021	Amount Change	Percentage Change
Cash and cash equivalents	$154,038	$203,285	$(49,247)	(24.2)%
Cash and cash equivalents to total assets	6.6%	9.5%
Available borrowing capacity:
FHLB advances	$586,125	$516,158	69,967	13.6%
Federal Reserve Discount Window	29,065	29,198	(133)	(0.5)%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$680,190	$610,356	$69,834	11.4%
Total available borrowing capacity to total assets	29.2%	28.4%

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

	September 30, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$55,173	$199,565	$8,261	$160,739
Unfunded loan commitments	847	35,822	595	29,688
Standby letters of credit	3,093	1,701	3,078	1,431
Commercial letters of credit	112	190	91	524
Total	$59,225	$237,278	$12,025	$192,382

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2022
Time deposits	$594,528	$10,517	$211	$—	$605,256
Operating leases	3,099	2,474	1,472	920	7,965
Total	$597,627	$12,991	$1,683	$920	$613,221
December 31, 2021
Time deposits	$603,014	$10,850	$361	$—	$614,225
FHLB advances	10,000	—	—	—	10,000
Operating leases	2,706	3,023	1,235	710	7,674
Total	$615,036	$13,873	$1,596	$710	$631,899

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	September 30, 2022		December 31, 2021
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+300	9.7%	(1.2)%	26.2%	14.0%
+200	6.8%	0.3%	17.5%	10.6%
+100	3.7%	0.7%	8.7%	6.2%

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2022 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at September 30, 2022. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. To date, such consequences are not material, however the data incident is still recent and notices to affected individuals only recently began and the lawsuit mentioned above is in its very early stages. During the year ended December 31, 2021, expenses associated with the data incident totaled $100 thousand, which represents the retention amount on its insurance claims. There were no additional expenses associated with the data incident during the three and nine months ended September 30, 2022. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Except for the preferred stock discussed below, there were no unregistered sales of equity securities during the three and nine months ended September 30, 2022.
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. For additional information, see Note 9 to the Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From July 1, 2022 to July 31, 2022	—	$—	—	747,938
From August 1, 2022 to August 31, 2022	15,942	18.97	15,942	731,996
From September 1, 2022 to September 30, 2022	103,999	18.72	103,999	627,997
Total	119,941	$18.75	119,941

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
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 747,938 shares, through February 1, 2023. The Company repurchased and retired 119,941 shares of common stock at a weighted-average price of $18.75 per share, totaling $2.2 million under this repurchase program as of September 30, 2022.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.2	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.3	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.5	2003 Pacific City Bank Stock Option Plan, as amended	S-1	333-226208	10.5	July 17, 2018
10.6	Form of Stock Option Award Agreement under the 2003 Pacific City Bank Stock Option Plan	S-1	333-226208	10.6	July 17, 2018
10.7	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	November 3, 2022	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2022	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)