Form 10-K
period 2022-12-31
PCB BANCORP
filed 2023-03-09
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $213.5 million. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
As of February 28, 2023, the registrant had outstanding 14,409,344 shares of common stock.
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PCB Bancorp and Subsidiary
Annual Report on Form 10-K
December 31, 2022

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements which reflect current views of PCB Bancorp (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” and “annualized” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

Part I
Item 1. Business
General
PCB Bancorp (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) is a California corporation incorporated in 2007 as a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), to serve as the holding company for PCB Bank (the “Bank”), which was founded in 2003. The Company changed its subsidiary name from Pacific City Bank to PCB Bank on August 25, 2022.
The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange Counties, California, three full-service branches in on the East Coast (Bayside, New York; and Englewood Cliffs and Palisade Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and seven loan production offices (“LPOs”) located in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
The principal executive office of the Company is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010, and its telephone number is (213) 210-2000.
The reports, proxy statements and other information that the Company files with the SEC, as well as news releases, are available free of charge through the Company’s website at www.mypcbbank.com. This information can be found under the “Investor Relations” link on the website. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed or furnished to the SEC. Reference to the Company’s website address is not intended to incorporate any of the information contained on the Company’s website into this document.
Subsidiary Name Change
On August 25, 2022, the Company’s subsidiary changed its name to “PCB Bank” from “Pacific City Bank.” In addition, the Company introduced a new logo, which was also utilized by the Bank after its name change. In accordance with the name change, the Bank updated its website, branch signage and marketing collateral.
Corporate Name Change
On July 1, 2019, the Company changed its corporate name to “PCB Bancorp” from “Pacific City Financial Corporation” in order to align the corporate name with the trading symbol of its common stock and simplify corporate communications while maintaining its core branding.
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

Legal Lending Limits
With certain exceptions, the Bank is permitted under the applicable laws to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital, allowance for loan losses, and certain capital notes and debentures issued by the Bank. As of December 31, 2022, the Bank’s lending limit was approximately $53.1 million per borrower for unsecured loans. In addition to unsecured loans, the Bank is permitted to make collateral-secured loans in an additional amount of up to 10% (for combined total of 25%) for a total of approximately $88.4 million to one borrower as of December 31, 2022.
For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. The largest aggregate carrying value of loans that the Bank had outstanding to any one borrower and related entities was $55.0 million, which were performing at December 31, 2022.
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
The following table presents the composition of the Company’s loans held-for-investment (presented net of deferred fees and costs) as of the dates indicated:

	December 31,
	2022		2021
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,288,392	63.0%	$1,105,843	63.9%
Residential property	333,726	16.3%	209,485	12.1%
SBA property	134,892	6.6%	129,661	7.5%
Construction	17,054	0.8%	8,252	0.5%
Commercial and industrial loans:
Commercial term	77,700	3.8%	73,438	4.2%
Commercial lines of credit	154,142	7.5%	100,936	5.8%
SBA commercial term	16,211	0.8%	17,640	1.0%
SBA PPP	1,197	0.1%	65,329	3.8%
Other consumer loans	22,749	1.1%	21,621	1.2%
Loans held-for-investment	$2,046,063	100.0%	$1,732,205	100.0%

The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
	2022		2021
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
SBA property	$16,473	72.3%	$33,603	90.8%
Commercial and industrial loans:
Commercial lines of credit	4,000	17.5%	—	—%
SBA commercial term	2,338	10.2%	3,423	9.2%
Loans held-for-sale	$22,811	100.0%	$37,026	100.0%

Real Estate Loans. Real estate loans consist of commercial property loans, which are secured by CRE (e.g., retail shopping centers, industrial/manufacturing properties, multifamily residential properties, office buildings, etc.), SFR real estate loans, SBA property loans, and construction loans. A majority of real estate lending activities originate from businesses and individuals within the Company’s primary lending areas.
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
Satisfactory repayments of loans secured by CRE are often dependent on the successful operation of the underlying businesses (in the case of owner occupied) or management of the properties (in the case of non-owner occupied). Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting loans secured by CRE, the Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis may also include credit verification, reviews of appraisals, environmental hazard reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions and industry trends. Also, tertiary sources of repayment in the form of personal guarantees from responsible parties are generally required on loans secured by CRE. The Company believes that its management team has extensive knowledge of the market areas where the Company operates and takes a conservative approach to CRE lending. The Company focuses on what it believes to be high quality credits with low loan-to-value (“LTV”) ratio income-producing properties with strong cash flow characteristics and strong collateral profiles. The Company requires its loan secured by CRE to be secured by what it believes to be well-managed properties with adequate margins.
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
In connection with such loans, the Company retains a valid lien on the real estate, obtains a title insurance policy that insures that the property is free from encumbrances, and requires hazard insurance. Loan fees on these products, interest rates and other provisions of residential property loans are determined by the Company on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on ARM loans generally are adjusted annually based on the one-year Constant Maturity Treasury (“CMT”). The spreads are fixed and thus the interest rate on these loans change in parallel with any changes in the applicable selected rates. While residential property loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all residential property loans contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. As of December 31, 2022 and 2021, approximately 90.8% and 85.3%, respectively, of residential property loans were ARM loans.
Construction loans are comprised of residential construction and commercial construction. Interest reserves are generally established on construction loans. These loans are typically prime rate-based and have maturities of less than 18 months. The policy maximum LTV for construction loans is 70% and for land development loans is 50%.
Commercial and Industrial Loans (Excluding SBA PPP loans). The C&I loan category includes commercial term loans, commercial lines of credit, SBA commercial term loans, and SBA PPP loans. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs and warehouse lending credit facilities. Warehouse lending is a line of credit given to a loan originator, the funds from which are used to finance a mortgage that a borrower uses to purchase SFR property or refinance an existing mortgage. SBA commercial term loans are provided to small businesses under the U.S. SBA guarantee program to finance permanent working capital needs and/or equipment purchases.
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
Other Consumer Loans. Other consumer loans portfolio consists of automobile loans, unsecured lines of credit and term loans to high net worth individuals. Other consumer loans are underwritten primarily based on the individual borrower’s income, current debt level, and past credit history. Auto loans have relatively lower LTV ratios on average and carry higher interest rates to offset for the inherently higher default risks associated with other consumer loans.
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
For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Deposits Activities
The Company offers customers traditional retail deposit products through its branch network and the ability to access their accounts through online and mobile banking platforms. The Company offers a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. Core deposits, defined as all deposits except for time deposits exceeding $250,000 and internet or brokered deposits, are the primary and most valuable low-cost funding source for the lending business, and represented 75.5% of total deposits as of December 31, 2022.
The Company strives to retain an attractive deposit mix from both large and small customers as well as a broad market reach. As of December 31, 2022, the Company’s top 10 customers, excluding wholesale deposits, accounted for 15.1% of total deposits. The Company believes the competitive pricing and products, convenient branch locations, and quality personal customer service enable the Company to attract and retain deposits. The Company employs conventional marketing initiatives and advertising and in addition leverages its community and board relationships to generate new accounts. The Company offers deposit products to its loan customers by encouraging, depending on the circumstances and the type of relationship, them to maintain deposit accounts as a condition of granting loans. To enhance the relationships with customers and to identify and meet their particular needs, each customer is assigned a relationship officer, including SBA loan borrowers.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, rates offered by other Korean-American focused banks, general market interest rates, liquidity requirements, and the Company’s deposit growth goals. Wholesale deposits are also utilized to supplement core retail deposits for funding purposes, including brokered accounts and State California Treasurer’s time deposits. As of December 31, 2022, wholesale deposits totaled $147.0 million, or 7.2% of total deposits.
As of December 31, 2022, total deposits totaled $2.05 billion, and the average cost of deposits was 0.62% for the year ended December 31, 2022. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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
FHLB functions as a reserve credit capacity for qualifying financial institutions. As a member, the Company is required to own capital stock in FHLB and may apply for advances from FHLB by utilizing qualifying loans and securities as collateral. FHLB offers a full range of borrowing programs with terms ranging from one day to 30 years, at competitive rates. A prepayment penalty is usually imposed for early repayment of these advances. As of December 31, 2022, the Company had outstanding overnight FHLB advances of $20.0 million and maintained additional borrowing capacity of $561.7 million. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Market Area and Competition
The Company is headquartered in Los Angeles, California and operates 11 full-service branches in Los Angeles and Orange Counties, California, three full-service branches in on the East Coast (Bayside, New York; and Englewood Cliffs and Palisade Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and seven loan production offices (“LPOs”) located in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas.
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

Human Capital
As of December 31, 2022, the Company had a total of 267 full-time employees and 7 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory. It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve. Working within, and giving back to, the local community is the hallmark of a true community bank.
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
The Company strives to place the health and well-being of employees above all else. Never has this been more necessary than during the COVID-19 pandemic. In response to the COVID-19 pandemic, the Company took significant steps to protect the health and well-being of its employees and customers, including implementing a work-from-home policy, and providing automated thermometers and sanitization stations in branches and departments.

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
The Economic Growth Act also made changes for bank holding companies, as it raised the threshold for automatic designation as a systemically important financial institution from $50 billion to $250 billion in assets, subjects banks with $100 billion to $250 billion in total assets to periodic stress tests, exempts from stress test requirements entirely banks with under $100 billion in assets, and required the federal banking regulators to, within 180 days of passage, raise the asset threshold under the Small Bank Holding Company Policy Statement from $1 billion to $3 billion. The Economic Growth Act also added certain protections for student borrowers.
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
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards generally became effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.
As of December 31, 2022, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. With respect to the Bank, the Basel III Capital Rules also revise the prompt corrective action (“PCA”), regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

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
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2022, the Bank met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.
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

The Company’s articles of incorporation do not address distributions under either the retained earnings test or the balance sheet test. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If the Company’s fails to adhere to these policies, the Federal Reserve could find that the Company is operating in an unsafe and unsound manner. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer, which was phased in over a three-year period that began on January 1, 2016. See “Supervision and Regulation - Regulatory Capital Requirements” above.
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
The Bank
General
The Bank is a California-chartered bank but is not a member of the Federal Reserve (a “non-member bank”). The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations. As a California-chartered non-member bank, the Bank is subject to examination, supervision, and regulation by the CDFPI, the chartering authority for California banks, and by the FDIC.
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
Brokered Deposit Restrictions
Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2022, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
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
The Dodd-Frank Act required the FDIC to ensure that the DIF reserve ratio, which is the amount in the DIF as a percentage of all DIF-insured deposits, reached 1.35% by September 3, 2020. The Dodd-Frank Act also altered the minimum designated reserve ratio for the DIF, increasing the minimum from 1.15% to 1.35%, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2022, the Bank paid $597 thousand in aggregate FDIC deposit insurance premiums. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Supervisory Assessments
California-chartered banks are required to pay supervisory assessments to the CDFPI to fund its operations. The amount of the assessment paid by a California bank to the CDFPI is calculated on the basis of the institution’s total assets in California, including consolidated subsidiaries, as reported to the CDFPI. During the year ended December 31, 2022, the Bank paid supervisory assessments to the CDFPI totaling $158 thousand.
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
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain over 2.5% in CET1 attributable to the capital conservation buffer, which was phased in over a three-year period that ended on January 1, 2019. See “Supervision and Regulation - Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2022.
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
On November 23, 2021, the federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify its primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident.” Generally, a notification incident occurs when a banking organization has suffered a computer-security incident that has a reasonable likelihood of materially disrupting or degrading the banking organization or its operations. The rule requires an affected banking organization to notify its primary Federal regulator as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred. The rule also requires bank service providers to notify each affected banking organization if that bank service provider experiences a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The rule became effective on April 1, 2022, with a compliance date of May 1, 2022.
On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector. Presently, the Bank does not engage in any crypto-asset related activities.

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
On December 12, 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. On May 20, 2020, the OCC issued a CRA final rule, which was later rescinded by final rule on December 15, 2021. Subsequently, on May 5, 2022, the Federal Reserve, the FDIC and the OCC issued a joint notice of proposed rulemaking to strengthen and modernize the CRA regulatory framework. The proposal clarifies what qualifies for credit under the CRA, enabling banks and their partners to better implement reinvestment and other activities that can benefit communities. The agencies also propose additional definitions for community development activities, an evaluation framework tailored for differences in bank size and business model, and to revise data collection and reporting requirements to increase the clarity, consistency, and transparency of the evaluation process through the use of standard metrics and benchmarks. It is expected that there will be inter-agency efforts to update and finalize a rule soon.
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
As of December 31, 2022, using regulatory definitions in the CRE Concentration Guidance, the Bank’s CRE loans represented 253.9% of total risk-based capital, as compared to 269.8%, 256.1% and 243.6% as of December 31, 2021, 2020 and 2019, respectively. The Bank is actively working to manage its CRE concentration and the management has discussed the CRE Concentration Guidance with the FDIC and believes that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.
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
On June 9, 2022, the CDFPI’s proposed commercial financing disclosure regulations were approved, which became effective on December 9, 2022. The regulations require commercial financing providers to disclose certain information to assist small businesses in making more informed decisions, including the amount of funding the small business will receive, the Annual Percentage Rate calculated for the transaction, the term, details related to prepayment policies and an average monthly cost.

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
The impact on earnings is more adverse when the slope of the yield curve flattens or inverts, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. For the year ended December 31, 2022, total loans were 85.1% of our average interest-earning assets. Our net interest income exhibited a positive 3.6% sensitivity to rising interest rates and a negative 4.6% sensitivity to declining interest rates in a twelve-month 100 basis point parallel shock at December 31, 2022.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets (“NPAs”) and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of NPAs would have an adverse impact on net interest income.
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
We rely heavily on communications, information systems (both internal and provided by third-parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers/clients or customers/clients and their employees or other third-parties, subjecting those agencies and corporations to potential fraudulent activity and exposing their customers/clients, customers/clients and their employees or other third-parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.
Other potential attacks have attempted to obtain unauthorized access to confidential information, steal money, or manipulate or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. Other threats of this type may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our customers, electronic identity theft, “phishing,” account takeover, and malware or other cyber-attacks. To date, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third-party could result in legal liabilities, remediation costs, regulatory actions and reputational harm.

As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. We maintain a system of internal controls and insurance coverage to mitigate against such operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
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
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). In the Matter, Plaintiff seeks to form a class action and alleges causes of action for: (1) negligence; (2) unjust enrichment; (3) violations of California’s Consumer Privacy Act, Civil Code § 1798.150(a); and (4) violations of California’s unfair competition law (Cal. Bus. & Prof. Code § 17200, et seq.). The summons and complaint have been served on the Bank as of the date of this submission. The Bank expresses no opinion on the merits of the Matter. The Bank had timely answered, responded, and will continue to defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law. Those defenses will be based in part on the fact that the Bank has implemented security procedures, practices, and a robust information security program pursuant to guidance from the applicable financial regulators.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income, totaled $100 thousand, which represents the retention amount on its insurance claims. During the year ended December 31, 2022, the Company incurred additional legal expenses of $220 thousand associated with the on-going legal matters related to the data incident, all of which are included in Professional Fees in Consolidated Statement of Income. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
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
We primarily operate in California markets with a concentration of Korean-American individuals and businesses as customers. We also currently have branch operations in New York, New Jersey and Texas, and LPO operations in various states, and would evaluate additional branch expansion opportunities in other Korean-American populated markets. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our need to hire adequate staffing, attract sufficient business in new markets, to manage operations in non-contiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.
We have a limited service area. This lack of geographic and ethnic diversification increases our risk profile.
Our operations are conducted through 16 branches located principally in Los Angeles and Orange Counties of Southern California and to a lesser extent in Texas and the New York/New Jersey region. As a result of these geographic concentrations, our results depend largely upon economic and business conditions in these areas. Any significant deterioration in economic and business conditions in our service areas could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn could have a material adverse effect on our results of operations. We have attempted to diversify some of our loan business through LPOs in five other states; however, this diversification strategy may not be effective to reduce our geographic and ethnic concentrations.

Risks Related to Our Loans
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2022, approximately 86.7% of our loans held-for-investment portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability.
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
We expect that gains on the sale of U.S. government guaranteed loans, primarily 7(a) loans, will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2022 was $8.0 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates and current market conditions. Significant errors in assumptions used to compute gains on sale of these loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.
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
We originated $141.1 million and $194.4 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2022 and 2021. During the same time periods, we sold $122.9 million and $126.8 million, respectively, of the guaranteed portion of our SBA loans. As of December 31, 2022, we held $169.9 million of SBA loans on our balance sheet, $141.6 million of which consisted of the non-guaranteed portion of SBA loans and $28.3 million or 16.6% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans. When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated.
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
At December 31, 2022 we had $1.69 billion of commercial loans, consisting of $1.29 billion of commercial property loans, $134.9 million of SBA property loans, $17.1 million of construction loans, and $249.3 million of C&I loans, including $1.2 million of SBA PPP loans, for which real estate is not the primary source of collateral. Commercial loans represented 82.6% of our total loan portfolio at December 31, 2022. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy.
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
The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied CRE are not included for purposes of CRE Concentration calculation. As of December 31, 2022, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 253.9% of our total risk-based capital, as compared to 269.8%, 256.1% and 243.6% as of December 31, 2021, 2020 and 2019, respectively. The FDIC may become concerned about our CRE loan concentrations, and they may inhibit our organic growth by restricting our ability to execute on our strategic plan.
Our residential property loan product consists primarily of non-qualified residential mortgage loans which may be considered riskier and less liquid than qualified residential mortgage loans.
As of December 31, 2022, our residential property loan portfolio amounted to $333.7 million or 16.3% of our total loans held-for-investment portfolio. As of such date, all of our residential property loans consisted of non-qualified residential mortgage loans. Non-qualified loans are residential loans that do not comply with certain standards set by the Dodd-Frank Act and its related regulations. These non-qualified residential mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two residential mortgage products: a lower LTV, alternative document non-qualified residential mortgage loan, and a qualified residential mortgage loan.
We originated non-qualified residential mortgage loans of $177.1 million and $93.2 million, respectively, for the years ended December 31, 2022 and 2021. We originated qualified residential mortgage loans of $400 thousand and $9.7 million, respectively, for the years ended December 31, 2022 and 2021. As of December 31, 2022, our non-qualified residential mortgage loans had a weighted average LTV of 63.5% and a weighted average Fair Isaac Corporation (“FICO”) score of 762.
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
As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations. The gain on sale of SBA loans was $8.0 million and $12.8 million, respectively, or 55.1% and 69.3%, respectively, of the total noninterest income, for the years ended December 31, 2022 and 2021.
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
Real estate construction loans, including land development loans, comprised approximately 0.8% of our total loans held-for-investment portfolio as of December 31, 2022, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.
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
As of December 31, 2022, our nonperforming loans (“NPLs”) held-for-investment totaled $3.4 million, or 0.16% of our loans held-for-investment portfolio. We also had NPLs held-for-sale of $4.0 million as of December 31, 2022. Our NPAs, which include NPLs held-for-investment, NPLs held-for-sale and other real estate owned (“OREO”), totaled $7.4 million, or 0.30% of total assets. A loan is placed on nonaccrual status if: (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) payment in full of principal or interest is not expected, or (iii) principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. In addition, we had $134 thousand in accruing loans that were 30-89 days past due as of December 31, 2022.
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
As of December 31, 2022, we had no OREO on our books. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
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
Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing deposit accounts earn interest at rates established by management based on competitive market factors. Our cost of deposits increased from 0.23% for the year ended December 31, 2021, to 0.62% for the year ended December 31, 2022. We anticipate further pressure to increase the rate we pay on deposits in 2023, which will negatively impact our profitability and net interest margin. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products.

A large percentage of our deposits is attributable to a relatively small number of customers, which could adversely affect our liquidity, financial condition and results of operations.
Our ten largest depositor relationships, excluding wholesale deposits, accounted for approximately 15.1% of our deposits at December 31, 2022. Our largest depositor relationship accounted for approximately 3.6% of our deposits at December 31, 2022. The Bank maintained brokered deposits of $87.0 million and $85.0 million, respectively, and deposits from California State Treasurer of $60.0 million and $100.0 million, respectively, at December 31, 2022 and 2021. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits. Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would be likely to adversely affect our liquidity and require us to raise deposit interest rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.
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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. Allowance for loan losses, expressed as a percentage of loans held-for-investment, was 1.22%, 1.29% and 1.67%, respectively, at December 31, 2022, 2021 and 2020. Allowance for loan losses is funded from a provision (reversal) for loan losses, which is a charge to our income statement. Our provision (reversal) for loan losses, was $3.6 million, $(4.6) million and $13.2 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
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
On November 15, 2019, the FASB issued Accounting Standard Update (“ASU”) 2019-10 delaying the effective date for the CECL standard for smaller public business entities and nonpublic business entities. The FASB pushed back the effective date of CECL from January 2021 to January 2023 for smaller reporting companies as defined by the SEC and from January 2022 to January 2023 for nonpublic companies. The Bank will implement CECL during the first quarter of 2023 and the impact will be recorded as a cumulative-effect adjustment that reduces retained earnings as of January 1, 2023.
Risks Related to Our Growth Strategy
We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth because of constrained capital resources or other reasons.
We have grown our consolidated assets from $1.70 billion as of December 31, 2018 to $2.42 billion as of December 31, 2022, and our deposits from $1.44 billion as of December 31, 2018 to $2.05 billion as of December 31, 2022. We intend to continue to grow our business through organic loan and deposit growth, and we anticipate that much of our future growth will be dependent on our ability to successfully implement our organic growth strategy, which may include establishing additional branches or LPOs in new or existing markets. A risk exists, however, that we will not be able to gain regulatory approval or identify suitable locations and management teams to execute this strategy. Further, our ability to grow organically loan and deposits is dependent on the financial health of our target demographic of Korean-Americans, which is in turn based on the financial health not only of their relevant geographic locations in the U.S. but also more broadly on the economic health of Korea. A decline in economic and business conditions in our market areas or in Korea could have a material impact on our loan portfolio or the demand for our products or services, which in turn may have a material adverse effect on our financial condition and results of operations.

Operations in our LPOs have positively affected our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.
We maintain 7 LPOs that primarily originate SBA loans. During the year ended December 31, 2022, these LPOs accounted for approximately 11.5% of new loans originated by the Bank. Sustaining the expansion of loan production through use of these out of state LPOs depends on a number of factors, including the continued strength of the markets in which our offices are located and identifying, hiring and retaining critical personnel. The strength of these markets could be weakened by anticipated increases in interest rates and any economic downturn. Moreover, competition for successful business developers and relationship managers in the SBA loan industry is fierce, and we may not be able to attract and retain the personnel we need to profitably operate our LPOs. Unsuccessful operation of our out of state LPOs could negatively impact our financial condition and results of operation.
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
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Importantly, the Federal Reserve recently and aggressively raised its benchmark federal funds rate in an attempt to combat inflation. This has had a direct effect on financial institutions like us. Further increases by the Federal Reserve could impact, among other elements of our business and operations, our net interest margin as deposit costs generally increase alongside general market interest rate increases following Federal Reserve actions, loan demand may suffer as the cost of credit to borrowers increases, and any economic downturn that results from increased interest rates caused by the Federal Reserve’s actions could impact our borrowers’ ability to repay their loans. The effects of such policies upon our business, financial condition and results of operations cannot be predicted precisely, but the effects on our financial condition and results of operations could be severely and negatively impacted.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, the Company’s headquarters office is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010. This office is located in the Wilshire Center/Koreatown District of Los Angeles and houses the Company’s management unit, including compliance and Bank Security Act groups, information technology, SBA lending management, branch management, CRE and C&I lending groups, credit administration and administrative groups. The lease expires in September 2023. The Bank leases all of its LPO and retail branch locations.
The Bank maintains 16 branch locations, with eight in Los Angeles County (three in Koreatown, Rowland Heights, Downtown Fashion District, Cerritos, Torrance and Little Tokyo), three in Orange County (Fullerton, Buena Park and Irvine), three on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two in Texas (Carrollton and Dallas) as of December 31, 2022. The Bank also maintains seven LPOs located in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas.
Item 3. Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had no accrued loss contingencies for certain legal claims at December 31, 2022. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). In the Matter, Plaintiff seeks to form a class action and alleges causes of action for: (1) negligence; (2) unjust enrichment; (3) violations of California’s Consumer Privacy Act, Civil Code § 1798.150(a); and (4) violations of California’s unfair competition law (Cal. Bus. & Prof. Code § 17200, et seq.). The summons and complaint have been served on the Bank as of the date of this submission. The Bank expresses no opinion on the merits of the Matter. The Bank had answered, responded, and will continue to defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law. Those defenses will be based in part on the fact that the Bank has implemented security procedures, practices, and a robust information security program pursuant to guidance from the applicable financial regulators.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income, totaled $100 thousand, which represents the retention amount on its insurance claims. During the year ended December 31, 2022, the Company incurred additional legal expenses of $220 thousand associated with the on-going legal matters related to the data incident, all of which are included in Professional Fees in Consolidated Statement of Income. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: PCB) is listed on the NASDAQ Global Select Market. The approximate number of holders of record of the Company’s common stock as of December 31, 2022 was 242. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Any future determination to pay dividends to the shareholders will depend on the Company’s results of operations, financial condition, capital requirements, banking regulations, payment of dividends on preferred stock, contractual restrictions and any other factors that the Board of Directors may deem relevant. The Company’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors in determining the payment of dividends. For additional information, see “Forward-Looking Statements” immediately preceding Part I, and Note 17 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Dividend Restrictions
As a bank holding company, the Company’s ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, the Company is dependent upon the payment of dividends by the Bank as the principal source of funds for the Company to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to its holding company, PCB Bancorp. For additional information, see “Supervision and Regulation - The Bank - Dividend Payments” included in Item 1 and Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Issuer Purchase of Equity Securities
Except for the preferred stock discussed below, there were no unregistered sales of equity securities during the year ended December 31, 2022.
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The following table presents share repurchase activities during the three months ended December 31, 2022:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
From October 1, 2022 to October 31, 2022	53,007	$18.72	53,007	$574,990
From November 1, 2022 to November 30, 2022	84,803	18.66	84,803	490,187
From December 1, 2022 to December 31, 2022	104,806	18.21	104,806	385,381
Total	242,616	$18.48	242,616

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
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 747,938 shares, through February 1, 2023. The Company repurchased and retired 362,557 shares of common stock at a weighted-average price of $18.57 per share, totaling $6.7 million under this repurchase program as of December 31, 2022. On January 26, 2023, the Company announced the amendment of the repurchase program, which extended the program expiration from February 1, 2023 to February 1, 2024.

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
Allowance for Loan Losses
Allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. The Company estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each loan segment.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model (referred to as “CECL” here in). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU was effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In 2019, the FASB amended this ASU, which delays the effective date to 2023 for certain SEC filers that are Smaller Reporting Companies, which would apply to the Company. The Company plans to adopt this ASU, as well as any subsequent ASUs related to this ASU, at the delayed effective date of January 1, 2023.
The Company will adopt this ASU during the three months ended March 31, 2023. The Company is currently in its final stage of CECL implementation. The Company is testing its designed models with an independent third party and completing development of its methodologies, and data/input gathering and validation. In addition, the Company is devising risk documentation, policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the model, its methodologies, and data governance.
The Company completed its parallel-runs during the year ended December 31, 2022. Based on the Company’s current assessment of this ASU, the Company expects to recognize coverage ratio of allowance for credit losses (“ACL”) on loans from 1.12% to 1.32% of loans held-for-investment. In addition, the Company expects to recognize additional reserve for ACL on off-balance sheet items ranging from $1.1 million to $1.4 million. The Company expects to recognize no ACL on securities available-for-sale. The adjustment recorded upon adoption of CECL may differ from management’s estimated change based on material changes in the economic forecast and conditions, and composition of the loan portfolio used in calculating the ACL upon adoption. This impact will be recorded as a cumulative-effect adjustment to retained earnings as of January 1, 2023.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326) - Troubled Debt Restructuring and Vintage Disclosures.” The amendments in this ASU eliminates the accounting guidance for TDRs by creditors in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for restructurings involving borrowers that are experiencing financial difficulty. This Update also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company will adopt this ASU with ASU 2016-13, discussed above. The Company does not expect to have a material impact on its consolidated financial statements upon adoption of this ASU.

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

	Year Ended December 31,
($ in thousands)	2022	2021	2020	2019	2018
Average total shareholders' equity	$306,440	$242,766	$228,553	$221,576	$170,429
Less: average preferred stock	42,053	—	—	—	—
Average tangible common equity	$264,387	$242,766	$228,553	$221,576	$170,429
Net income	$34,987	$40,103	$16,175	$24,108	$24,301
Return on average shareholders' equity	11.42%	16.52%	7.08%	10.88%	14.26%
Return on average tangible common equity	13.23%	16.52%	7.08%	10.88%	14.26%

	December 31,
($ in thousands, except per share data)	2022	2021	2020	2019	2018
Total shareholders' equity	$335,442	$256,286	$233,788	$226,834	$210,296
Less: preferred stock	69,141	—	—	—	—
Tangible common equity	$266,301	$256,286	$233,788	$226,834	$210,296
Outstanding common shares	14,625,474	14,865,825	15,385,878	15,707,016	15,977,754
Book value per common share	$22.94	$17.24	$15.19	$14.44	$13.16
Tangible common equity per common share	$18.21	$17.24	$15.19	$14.44	$13.16
Total assets	$2,420,036	$2,149,735	$1,922,853	$1,746,328	$1,697,028
Total shareholders' equity to total assets	13.86%	11.92%	12.16%	12.99%	12.39%
Tangible common equity to total assets	11.00%	11.92%	12.16%	12.99%	12.39%

The following table presents reconciliation of allowance for loan losses to loans held-for-investment, excluding SBA PPP loans to its most comparable GAAP measure. The Company believes that this non-GAAP measure enhances comparability to prior periods in which there were no SBA PPP loans and provides supplemental information regarding the Company’s credit quality trend.

	December 31,
($ in thousands)	2022	2021	2020	2019	2018
Loans held-for-investment	$2,046,063	$1,732,205	$1,583,578	$1,450,831	$1,338,682
Less: SBA PPP loans	1,197	65,329	135,654	—	—
Loans held-for-investment, excluding SBA PPP loans	$2,044,866	$1,666,876	$1,447,924	$1,450,831	$1,338,682
Allowance for loan losses	$24,942	$22,381	$26,510	$14,380	$13,167
Allowance for loan losses to loans held-for-investment	1.22%	1.29%	1.67%	0.99%	0.98%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans	1.22%	1.34%	1.83%	0.99%	0.98%

Five-Year Summary of Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020	2019	2018
Selected balance sheet data:
Cash and cash equivalents	$147,031	$203,285	$194,098	$146,228	$162,273
Securities available-for-sale	141,863	123,198	120,527	97,566	146,991
Securities held-to-maturity	—	—	—	20,154	21,760
Loans held-for-sale	22,811	37,026	1,979	1,975	5,781
Loans held-for-investment	2,046,063	1,732,205	1,583,578	1,450,831	1,338,682
Allowance for loan losses	(24,942)	(22,381)	(26,510)	(14,380)	(13,167)
Total assets	2,420,036	2,149,735	1,922,853	1,746,328	1,697,028
Total deposits	2,045,983	1,867,134	1,594,851	1,479,307	1,443,753
Shareholders’ equity	335,442	256,286	233,788	226,834	210,296
Selected income statement data:
Interest income	$101,751	$81,472	$79,761	$92,945	$83,699
Interest expense	12,119	4,335	13,572	23,911	17,951
Net interest income	89,632	77,137	66,189	69,034	65,748
Provision for loan losses	3,602	(4,596)	13,219	4,237	1,231
Noninterest income	14,499	18,434	11,740	11,869	10,454
Noninterest expense	51,126	43,208	41,699	42,315	40,226
Income before income taxes	49,403	56,959	23,011	34,351	34,745
Income tax expense	14,416	16,856	6,836	10,243	10,444
Net income	34,987	40,103	16,175	24,108	24,301
Per share data:
Earnings per common share, basic	$2.35	$2.66	$1.05	$1.52	$1.69
Earnings per common share, diluted	2.31	2.62	1.04	1.49	1.65
Book value per common share (1)	22.94	17.24	15.19	14.44	13.16
Tangible common equity per common share (8)	18.21	17.24	15.19	14.44	13.16
Cash dividends declared per common share	0.60	0.44	0.40	0.25	0.12
Outstanding share data:
Number of common shares outstanding	14,625,474	14,865,825	15,385,878	15,707,016	15,977,754
Weighted-average common shares outstanding, basic	14,822,018	15,017,637	15,384,231	15,873,383	14,397,075
Weighted-average common shares outstanding, diluted	15,065,175	15,253,820	15,448,892	16,172,282	14,691,370
Selected performance ratios:
Return on average assets	1.54%	1.96%	0.84%	1.40%	1.53%
Return on average shareholders’ equity	11.42%	16.52%	7.08%	10.88%	14.26%
Return on average tangible common equity (8)	13.23%	16.52%	7.08%	10.88%	14.26%
Dividend payout ratio (2)	25.53%	16.54%	38.10%	16.45%	7.10%
Efficiency ratio (3)	49.10%	45.21%	53.51%	52.30%	52.79%
Yield on average interest-earning assets	4.63%	4.05%	4.25%	5.53%	5.38%
Cost of average interest-bearing liabilities	1.08%	0.41%	1.15%	2.09%	1.65%
Net interest spread	3.55%	3.64%	3.10%	3.44%	3.73%
Net interest margin (4)	4.08%	3.83%	3.53%	4.11%	4.23%
Total loans to total deposits ratio (5)	101.12%	94.76%	99.42%	98.21%	93.12%

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020	2019	2018
Asset quality:
Loans 30 to 89 days past due and still accruing	$134	$554	$338	$1,818	$377
Loans past due 90 days or more and still accruing	—	—	—	287	—
Nonaccrual loans held-for-investment	3,360	994	3,163	2,537	1,061
NPLs held-for-investment	3,360	994	3,163	2,824	1,061
NPLs held-for-sale	4,000	—	—	—	—
Total NPLs	7,360	994	3,163	2,824	1,061
NPAs (6)	7,360	994	4,564	2,824	1,061
Net charge-offs (recoveries)	1,041	(467)	1,089	3,024	288
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.01%	0.03%	0.02%	0.13%	0.03%
Nonaccrual loans held-for-investment to loans held-for-investment	0.16%	0.06%	0.20%	0.17%	0.08%
Nonaccrual loans held-for-investment to allowance for loan losses	13.47%	4.44%	11.93%	17.64%	8.06%
NPLs held-for-investment to loans held-for-investment	0.16%	0.06%	0.20%	0.19%	0.08%
NPLs held-for-investment to allowance for loan losses	13.47%	4.44%	11.93%	19.64%	8.06%
NPAs to total assets	0.30%	0.05%	0.24%	0.16%	0.06%
Allowance for loan losses to loans held-for-investment	1.22%	1.29%	1.67%	0.99%	0.98%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (7)	1.22%	1.34%	1.83%	0.99%	0.98%
Allowance for loan losses to nonaccrual loans held-for-investment	742.32%	2,251.61%	838.13%	566.81%	1,241.00%
Allowance for loan losses to NPLs held-for-investment	742.32%	2,251.61%	838.13%	509.21%	1,241.00%
Net charge-offs (recoveries) to average loans held-for-investment	0.06%	-0.03%	0.07%	0.22%	0.02%
Capital ratios:
Shareholders’ equity to total assets	13.86%	11.92%	12.16%	12.99%	12.39%
Tangible common equity to total assets (8)	11.00%	11.92%	12.16%	12.99%	12.39%
Average equity to average assets	13.49%	11.86%	11.94%	12.88%	10.72%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	13.29%	14.79%	15.97%	15.87%	16.28%
Total capital (to risk-weighted assets)	17.83%	16.04%	17.22%	16.90%	17.31%
Tier 1 capital (to risk-weighted assets)	16.62%	14.79%	15.97%	15.87%	16.28%
Tier 1 capital (to average assets)	14.33%	12.11%	11.94%	13.23%	12.60%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	16.30%	14.48%	15.70%	15.68%	16.19%
Total capital (to risk-weighted assets)	17.52%	15.73%	16.95%	16.71%	17.21%
Tier 1 capital (to risk-weighted assets)	16.30%	14.48%	15.70%	15.68%	16.19%
Tier 1 capital (to average assets)	14.05%	11.85%	11.74%	13.06%	12.53%

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
(6)    NPAs include total NPLs (nonaccrual loans plus loans past due 90 days or more and still accruing) and other real estate owned.
(7)    This ratio is not presented in accordance with GAAP. See "Non-GAAP measure" for reconciliation of this measure to its most comparable GAAP measure.
(8)     Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.

Executive Summary
Financial Highlights
•Net income was $35.0 million for the year ended December 31, 2022, a decrease of $5.1 million, or 12.8%, from $40.1 million for the year ended December 31, 2021, but an increase of $18.8 million, or 116.3%, from $16.2 million for the year ended December 31, 2020;
◦Provision (reversal) for loan losses was $3.6 million, $(4.6) million and $13.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
◦Diluted earnings per common share was $2.31, $2.62 and $1.04 for the years ended December 31, 2022, 2021 and 2020, respectively.
◦Net interest margin was 4.08%, 3.83% and 3.53% for the years ended December 31, 2022, 2021 and 2020, respectively.
•Total assets were $2.42 billion at December 31, 2022, an increase of $270.3 million, or 12.6%, from $2.15 billion at December 31, 2021;
•Loans held-for-investment were $2.05 billion at December 31, 2022, an increase of $313.9 million, or 18.1%, from $1.73 billion at December 31, 2021. Excluding SBA PPP loans, loans held-for-investment were $2.04 billion at December 31, 2022, an increase of $378.0 million, or 22.7%, from $1.67 billion at December 31, 2021;
•Total deposits were $2.05 billion at December 31, 2022, an increase of $178.8 million, or 9.6%, from $1.87 billion at December 31, 2021; and
•The Company declared and paid cash dividends of $0.60, $0.44, and $0.40 per common share for the years ended December 31, 2022, 2021 and 2020, respectively.
The decrease in net income for the year ended December 31, 2022 compared with the year ended December 31, 2021 was primarily due to an increase in noninterest expense, a decrease in noninterest income and additional provision for loan losses, partially offset by an increase in net interest income. Noninterest income decreased primarily due to a decrease in gain on sale of SBA loans. Additional provision for loan losses was primarily due to an increase in gross loan balance and changes in qualitative adjustment factors related to current economic conditions.
The increase in net income for the year ended December 31, 2021 compared with the year ended December 31, 2020 was primarily due to increases in net interest income and noninterest income and the reversal for loan losses. Net interest income increased primarily due to a decrease in cost of interest-bearing liabilities and an increase in average earning assets. Noninterest income increased primarily due to an increase in gain on sale of SBA loans. Reversal for loan losses was primarily due to a decrease in qualitative adjustment factor allocations related to economic implications of the COVID-19 pandemic during the year ended December 31, 2020.
The increase in total assets for the year ended December 31, 2022 was primarily due to an increase in loans held-for-investment. Loans held-for-investment increased primarily due to the increased commercial property and residential property loan production.
The Company is committed to making corporate decisions that directly benefit its shareholders, and during the year ended December 31, 2022, increased its dividend per common share by $0.16, or 36.4%, to $0.60 from $0.44 for the year ended December 31, 2021. During the year ended December 31, 2022, the Company also repurchased 362,557 shares of common stock, totaling $6.7 million. Overall, the Company returned 44.8% of its earnings to common shareholders through dividends and common share repurchases during the year ended December 31, 2022.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$1,872,557	$95,054	5.08%	$1,702,073	$79,155	4.65%	$1,541,740	$76,546	4.96%
Mortgage-backed securities	89,066	1,826	2.05%	89,693	989	1.10%	68,496	1,260	1.84%
Collateralized mortgage obligation	23,479	545	2.32%	22,633	221	0.98%	35,299	462	1.31%
SBA loan pool securities	10,309	208	2.02%	10,515	189	1.80%	13,120	255	1.94%
Municipal securities - tax exempt (2)	4,874	140	2.87%	5,755	146	2.54%	5,811	150	2.58%
Corporate bonds	4,810	188	3.91%	1,841	68	3.69%	—	—	—%
Interest-bearing deposits in other financial institutions	184,502	3,212	1.74%	170,814	220	0.13%	204,708	631	0.31%
FHLB and other bank stock	9,703	578	5.96%	8,539	484	5.67%	8,416	457	5.43%
Total interest-earning assets	2,199,300	101,751	4.63%	2,011,863	81,472	4.05%	1,877,590	79,761	4.25%
Noninterest-earning assets:
Cash and cash equivalents	20,735			19,676			17,542
Allowances for loan losses	(22,125)			(25,270)			(19,693)
Other assets	73,951			41,187			39,385
Total noninterest-earning assets	72,561			35,593			37,234
Total assets	$2,271,861			$2,047,456			$1,914,824
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$504,275	4,970	0.99%	$400,446	1,242	0.31%	$371,315	2,385	0.64%
Savings	14,068	9	0.06%	12,302	6	0.05%	8,543	9	0.11%
Time deposits	593,106	7,005	1.18%	609,351	2,795	0.46%	708,306	10,564	1.49%
Other borrowings	6,290	135	2.15%	31,302	292	0.93%	94,319	614	0.65%
Total interest-bearing liabilities	1,117,739	12,119	1.08%	1,053,401	4,335	0.41%	1,182,483	13,572	1.15%
Noninterest-bearing liabilities:
Demand deposits	831,621			737,216			486,820
Other liabilities	16,061			14,073			16,968
Total noninterest-bearing liabilities	847,682			751,289			503,788
Total liabilities	1,965,421			1,804,690			1,686,271
Shareholders’ equity	306,440			242,766			228,553
Total liabilities and shareholders’ equity	$2,271,861			$2,047,456			$1,914,824
Net interest income		$89,632			$77,137			$66,189
Net interest spread (3)			3.55%			3.64%			3.10%
Net interest margin (4)			4.08%			3.83%			3.53%
Cost of funds (5)			0.62%			0.24%			0.81%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $2.2 million, $6.1 million and $2.9 million, respectively, and net accretion of discount on loans of $3.6 million, $3.5 million and $3.3 million, respectively, are included in the interest income for the years ended December 31, 2022, 2021 and 2020, respectively.
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

	Year Ended December 31, 2022 vs. 2021			Year Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$7,928	$7,971	$15,899	$7,960	$(5,351)	$2,609
Investment securities	26	1,268	1,294	134	(648)	(514)
Other interest-earning assets	58	3,028	3,086	(172)	(212)	(384)
Total interest income	8,012	12,267	20,279	7,922	(6,211)	1,711
Interest paid on:
Savings, NOW, and money market deposits	319	3,412	3,731	207	(1,353)	(1,146)
Time deposits	(75)	4,285	4,210	(1,476)	(6,293)	(7,769)
Other borrowings	(233)	76	(157)	(410)	88	(322)
Total interest expense	11	7,773	7,784	(1,679)	(7,558)	(9,237)
Change in net interest income	$8,001	$4,494	$12,495	$9,601	$1,347	$10,948

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Interest income:
Interest and fees on loans	$95,054	$79,155	$15,899	20.1%
Interest on investment securities	2,907	1,613	1,294	80.2%
Interest and dividends on other interest-earning assets	3,790	704	3,086	438.4%
Total interest income	101,751	81,472	20,279	24.9%
Interest expense:
Interest on deposits	11,984	4,043	7,941	196.4%
Interest on other borrowings	135	292	(157)	(53.8)%
Total interest expense	12,119	4,335	7,784	179.6%
Net interest income	$89,632	$77,137	$12,495	16.2%

Net interest income increased primarily due to a 9.3% increase in average balance of interest-earning assets and a 58 basis point increase in average yield on interest-earning assets, partially offset by a 6.1% increase in average balance of interest-bearing liabilities and a 67 basis point increase in average cost of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in loans and investment securities, supported by deposit growth. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the rising market rates during the year ended December 31, 2022.
Interest and fees on loans increased primarily due to a 10.0% increase in average balance and a 43 basis point increase in average yield. The increase in average balance was primarily due to an increase in commercial and residential property loans, and commercial lines of credit, partially offset by a decrease in commercial term loans. The increase in average yield was primarily due to the rising market rates, partially offset by a decrease in net amortization of deferred fees on SBA PPP loans.
Interest on investment securities increased primarily due to a 95 basis point increase in average yield and a 1.6% increase in average balance. The increase in average yield was primarily due to new investment securities purchased at higher market rates and a decrease in net amortization. The Company purchased $57.4 million and $47.3 million, respectively, of investment securities during the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, average yield on total investment securities was 2.19% and 1.24%, respectively.

Interest income on other interest-earning assets increased primarily due to a 156 basis point increase in average yield and an 8.3% increase in average balance. The increase in average yield was primarily due to the rising market rates. The increase in average balance was primarily due to an increase in average balance of deposits and the Emergency Capital Investment Program (“ECIP”) capital investment, partially offset by an increase in loans. For the years ended December 31, 2022 and 2021, yield on total other interest-earning assets was 1.95% and 0.39%, respectively.
Interest expense on deposits increased primarily due to an 8.7% increase in average balance of interest-bearing deposits and a 68 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to increases in savings, NOW and money market accounts, partially offset by a decrease in time deposits. The increase in average cost was primarily due to the rising market rates. For the years ended December 31, 2022 and 2021, average cost on total interest-bearing deposits was 1.08% and 0.40%, respectively.
Interest expense on other borrowings increased primarily due to a 122 basis point increase in average cost, partially offset by a 79.9% decrease in average balance. The increase in average cost was primarily due to the rising market rates.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2021	2020
Interest income:
Interest and fees on loans	$79,155	$76,546	$2,609	3.4%
Interest on investment securities	1,613	2,127	(514)	(24.2)%
Interest and dividends on other interest-earning assets	704	1,088	(384)	(35.3)%
Total interest income	81,472	79,761	1,711	2.1%
Interest expense:
Interest on deposits	4,043	12,958	(8,915)	(68.8)%
Interest on borrowings	292	614	(322)	(52.4)%
Total interest expense	4,335	13,572	(9,237)	(68.1)%
Net interest income	$77,137	$66,189	$10,948	16.5%

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
Provision (reversal) for Loan Losses
Provision (reversal) for loan losses was $3.6 million, $(4.6) million and $13.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The additional provision for loan losses for the year ended December 31, 2022 was primarily due to an increase in gross loan balance and changes in qualitative adjustment factors related to current economic conditions. The reversal for loan losses for the year ended December 31, 2021 was primarily due to a decrease in qualitative adjustment factor allocations related to economic implications of the COVID-19 pandemic. The additional provision for loan losses for the year ended December 31, 2020 was primarily due to the increase in risks associated with economic and business conditions and uncertainty, as well as the increases in special mention and classified loans, as a result of the COVID-19 pandemic.
See further discussion in “Loans Held-For-Investment and Allowance for Loan Losses.”
Noninterest Income
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Service charges and fees on deposits	$1,326	$1,195	$131	11.0%
Loan servicing income	2,969	2,770	199	7.2%
Bank-owned life insurance income	706	108	598	553.7%
Gain on sale of loans	7,990	12,932	(4,942)	(38.2)%
Other income	1,508	1,429	79	5.5%
Total noninterest income	$14,499	$18,434	$(3,935)	(21.3)%

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
The Company purchased bank-owned life insurance of $29.3 million in November 2021. Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans decreased primarily due to decreases in sales volume and gain margin. During the year ended December 31, 2021, SBA guaranteed portion was temporarily increased until September 30, 2021 under the Economic Aid Act, which resulted in a higher gain margin on sold SBA loans. The Company sold SBA loans of $122.9 million with a gain of $8.0 million and residential property loans of $858 thousand with a gain of $8 thousand during the year ended December 31, 2022. During the year ended December 31, 2021, the Company sold SBA loans of $126.8 million with a gain of $12.8 million and residential property loans of $10.4 million with a gain of $151 thousand and certain commercial property loans of $8.6 million with a gain of $6 thousand.
Other income included wire and remittance fees of $643 thousand and $596 thousand, respectively, and debit card interchange fees of $335 thousand and $306 thousand, respectively, for the years ended December 31, 2022 and 2021.

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
The Company purchased bank-owned life insurance of $29.3 million in November 2021. Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
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

Noninterest Expense
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Salaries and employee benefits	$33,056	$27,974	$5,082	18.2%
Occupancy and equipment	6,481	5,575	906	16.3%
Professional fees	2,239	2,159	80	3.7%
Marketing and business promotion	2,150	1,656	494	29.8%
Data processing	1,706	1,572	134	8.5%
Director fees and expenses	706	594	112	18.9%
Regulatory assessments	597	537	60	11.2%
Other expenses	4,191	3,141	1,050	33.4%
Total noninterest expense	$51,126	$43,208	$7,918	18.3%

Salaries and employee benefits increased primarily due to increases in wages, vacation accrual, and other employee benefits, partially offset by decreases in incentives tied to LPO originated SBA loan sales and loan origination cost, which offsets the recognition of salaries. The number of full-time equivalent employees averaged 268.3 for the year ended December 31, 2022 compared to 247.9 for the year ended December 31, 2021.
Occupancy and equipment expense increased primarily due to new branch openings. The Company opened 3 new branches in Dallas and Carrollton, Texas, and Palisades Park, New Jersey during the year ended December 31, 2022.
Professional fees increased primarily due to the additional legal expenses associated with the on-going legal matters related to the 2021 Network and Data Incident, partially offset by a decrease in internal audit fees.
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
Other expense included other loan related legal expenses of $389 thousand and $302 thousand, respectively, armed guard expense of $656 thousand and $546 thousand, respectively, office expenses of $1.9 million and $1.4 million, respectively, and provision (reversal) for unfunded loan commitments was $85 thousand and $(24) thousand, respectively, for the years ended December 31, 2022 and 2021.

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
Income Tax Expense
Income tax expense was $14.4 million, $16.9 million and $6.8 million, respectively, and the effective tax rate was 29.2%, 29.6% and 29.7%, respectively, for the years ended December 31, 2022, 2021 and 2020.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	December 31,
	2022			2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$109,497	$96,900	$(12,597)	$85,346	$84,713	$(633)
Collateralized mortgage obligations	28,515	26,956	(1,559)	18,990	19,056	66
SBA loan pool securities	9,704	9,298	(406)	8,520	8,672	152
Municipal bonds	4,262	4,186	(76)	5,329	5,686	357
Corporate bonds	5,000	4,523	(477)	5,000	5,071	71
Total securities available-for-sale	$156,978	$141,863	$(15,115)	$123,185	$123,198	$13

Total carrying value of investment securities were $141.9 million at December 31, 2022, an increase of $18.7 million, or 15.2%, from $123.2 million at December 31, 2021. The increase was primarily due to purchases of $57.4 million, partially offset by principal paydowns and calls of $23.2 million, a decrease in fair value of securities available-for-sale of $15.1 million and net premium amortization of $367 thousand.
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2022 and December 31, 2021 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2022 and 2021. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized at December 31, 2022 and 2021.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration of premium amortization and discount accretion. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	December 31, 2022
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$33	1.00%	$1,410	1.67%	$9,011	1.96%	$99,043	2.51%	$109,497	2.45%
Collateralized mortgage obligations	—	—%	1,529	4.17%	6,479	4.49%	20,507	3.27%	28,515	3.60%
SBA loan pool securities	—	—%	234	2.58%	3,153	3.12%	6,317	2.73%	9,704	2.86%
Municipal bonds	960	2.13%	870	3.26%	81	2.99%	2,351	3.53%	4,262	3.15%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$993	2.10%	$4,043	3.01%	$23,724	3.19%	$128,218	2.66%	$156,978	2.75%

Loans Held-For-Investment and Allowance for Loan Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31,
	2022		2021		2020		2019		2018
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	1,288,392	63.0%	1,105,843	63.9%	880,736	55.5%	803,014	55.4%	709,409	53.1%
Residential property	333,726	16.3%	209,485	12.1%	198,431	12.5%	235,046	16.3%	233,816	17.5%
SBA property	134,892	6.6%	129,661	7.5%	126,570	8.0%	129,837	8.9%	120,939	9.0%
Construction	17,054	0.8%	8,252	0.5%	15,199	1.0%	19,164	1.3%	27,323	2.0%
Total real estate loans	1,774,064	86.7%	1,453,241	84.0%	1,220,936	77.0%	1,187,061	81.9%	1,091,487	81.6%
Commercial and industrial loans:
Commercial term	77,700	3.8%	73,438	4.2%	87,250	5.5%	103,380	7.1%	102,133	7.6%
Commercial lines of credit	154,142	7.5%	100,936	5.8%	96,087	6.1%	111,768	7.7%	91,994	6.9%
SBA commercial term	16,211	0.8%	17,640	1.0%	21,878	1.4%	25,332	1.7%	27,147	2.0%
SBA PPP	1,197	0.1%	65,329	3.8%	135,654	8.6%	—	—%	—	—%
Total commercial and industrial loans	249,250	12.2%	257,343	14.8%	340,869	21.6%	240,480	16.5%	221,274	16.5%
Other consumer loans	22,749	1.1%	21,621	1.2%	21,773	1.4%	23,290	1.6%	25,921	1.9%
Loans held-for-investment	2,046,063	100.0%	1,732,205	100.0%	1,583,578	100.0%	1,450,831	100.0%	1,338,682	100.0%
Allowance for loan losses	(24,942)		(22,381)		(26,510)		(14,380)		(13,167)
Net loans held-for-investment	$2,021,121		$1,709,824		$1,557,068		$1,436,451		$1,325,515

Loans held-for-investment were $2.05 billion at December 31, 2022, an increase of $313.9 million, or 18.1%, from $1.73 billion at December 31, 2021. The increase was primarily due to new funding of $631.9 million and advances of $162.4 million, partially offset by paydowns and payoffs of $474.8 million, transfers to loans held-for-sale of $4.5 million and charge-offs of $1.2 million. The increase for the year ended December 31, 2022 was primarily due to increases in commercial and residential property loans, and commercial lines of credit, partially offset by a decrease in SBA PPP loans.

The following table shows the contractual maturities of loans held-for-investment and the distribution between fixed and floating interest rate loans at the date indicated:

	December 31, 2022
($ in thousands)	Within One Year	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate loans:
Commercial property	$133,539	$701,285	$451,827	$1,741	$1,288,392
Residential property	—	—	—	333,726	333,726
SBA property	—	10	9,386	125,496	134,892
Construction	17,054	—	—	—	17,054
Total real estate loans	150,593	701,295	461,213	460,963	1,774,064
Commercial and industrial loans:
Commercial term	5,341	44,289	28,070	—	77,700
Commercial lines of credit	137,137	17,005	—	—	154,142
SBA commercial term	101	4,200	11,910	—	16,211
SBA PPP	—	1,197	—	—	1,197
Total commercial and industrial loans	142,579	66,691	39,980	—	249,250
Other consumer loans	1,999	19,955	795	—	22,749
Loans held-for-investment	$295,171	$787,941	$501,988	$460,963	$2,046,063
Loans with variable (floating) interest rates	$255,515	$247,590	$109,419	$157,141	$769,665
Loans with adjustable (fixed to floating) interest rates	—	107,735	390,231	302,901	800,867
Loans with predetermined (fixed) interest rates	39,656	432,616	2,338	921	475,531
Total	$295,171	$787,941	$501,988	$460,963	$2,046,063

Loan Modifications Related to the COVID-19 Pandemic
Loan Modifications Related to the COVID-19 Pandemic: As a part of the CARES Act, the temporal relief from TDRs provided an option for financial institutions to suspend the GAAP requirements and regulatory determinations for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from March 1, 2020, through the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or December 31, 2020.
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
As of December 31, 2021, there were no loans under modified terms related to the COIVD-19 pandemic.
The following table presents the risk categories and accrued interest receivable for loans previously modified in response to the COVID-19 pandemic, but that have reverted back to previous contractual payment terms as of the dates indicated:

	Carrying Value Per Risk Category					Accrued Interest Receivable
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Real estate loans:
Commercial property	$217,447	$2,767	$366	$—	$220,580	$702
Residential property	18,128	—	372	—	18,500	410
SBA property	3,024	245	—	—	3,269	19
Commercial and industrial loans:
Commercial term	16,391	760	979	—	18,130	85
SBA commercial term	1,222	—	36	—	1,258	4
Other consumer loans	365	—	—	—	365	1
Total	$256,577	$3,772	$1,753	$—	$262,102	$1,221
December 31, 2021
Real estate loans:
Commercial property	$291,759	$11,739	$1,525	$—	$305,023	$730
Residential property	25,620	—	—	—	25,620	537
SBA property	3,683	251	—	—	3,934	15
Commercial and industrial loans:
Commercial term	29,744	3,563	1,114	—	34,421	84
SBA commercial term	1,663	—	57	—	1,720	6
Other consumer loans	699	—	—	—	699	2
Total	$353,168	$15,553	$2,696	$—	$371,417	$1,374

All of these loans under modified terms related to the COVID-19 pandemic were accounted for under section 4013 of the CARES Act and not considered TDRs. All types of modifications have initial modification terms of 6-months or less and loans that were granted modifications related to the COVID-19 pandemic in excess of 6 months, on a cumulative basis, were classified as special mention or substandard. There were a nonaccrual residential property loan of $372 thousand and a 30 to 59 past due but still accruing other consumer loan of $15 thousand as of December 31, 2022. All of these loans were current as of December 31, 2021.

Allowance for loan losses
The following table reflects allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2022		2021		2020		2019		2018
($ in thousands)	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans
Real estate loans:
Commercial property	$14,059	63.0%	$13,586	63.9%	$13,810	55.5%	$6,942	55.4%	$6,216	53.1%
Residential property	3,691	16.3%	1,869	12.1%	2,680	12.5%	1,167	16.3%	1,152	17.5%
SBA property	1,326	6.6%	1,253	7.5%	2,179	8.0%	1,446	8.9%	1,225	9.0%
Construction	151	0.8%	89	0.5%	225	1.0%	299	1.3%	511	2.0%
Total real estate loans	19,227	86.7%	16,797	84.0%	18,894	77.0%	9,854	81.9%	9,104	81.6%
Commercial and industrial loans:
Commercial term	2,100	3.8%	2,715	4.2%	4,090	5.5%	1,848	7.1%	1,525	7.6%
Commercial lines of credit	3,036	7.5%	2,071	5.8%	2,359	6.1%	1,805	7.7%	1,443	6.9%
SBA commercial term	366	0.8%	524	1.0%	773	1.4%	701	1.7%	909	2.0%
SBA PPP	—	0.1%	—	3.8%	—	8.6%	—	—%	—	—%
Total commercial and industrial loans	5,502	12.2%	5,310	14.8%	7,222	21.6%	4,354	16.5%	3,877	16.5%
Other consumer loans	213	1.1%	274	1.2%	394	1.4%	172	1.6%	186	1.9%
Total	$24,942	100.0%	$22,381	100.0%	$26,510	100.0%	$14,380	100.0%	$13,167	100.0%
Allowance for loan losses to loans held-for-investment	1.22%		1.29%		1.67%		0.99%		0.98%
Allowance for loan losses to loans held-for-investment, excluding SBA PPP loans (1)	1.22%		1.34%		1.83%		0.99%		0.98%

(1)    This ratio is not presented in accordance with GAAP. See "Non-GAAP measure" for reconciliation of this measure to its most comparable GAAP measure.
The SBA guarantee on PPP loans cannot be separated from the loan and therefore is not a separate unit of account. The Company considered the SBA guarantee in the allowance for loan losses evaluation and determined that it is not required to reserve an allowance on SBA PPP loans.
The increase in allowance for loan losses for the year ended December 31, 2022 was primarily due to an increase in gross loan balance and changes in qualitative adjustment factors related to current economic conditions. The decrease for the year ended December 31, 2021 was primarily due to a decrease in qualitative adjustment factor allocations related to economic implications of the COVID-19 pandemic. The increase for the year ended December 31, 2020 was primarily due to increased risks associated with economic and business conditions, as well as increases in special mention and substandard loans, as a result of the COVID-19 pandemic.

The following tables present net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories for the periods indicated:

	For the Year Ended December 31,
	2022			2021			2020
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,201,405	$—	—%	$983,129	$—	—%	$826,288	$—	—%
Residential property	261,576	—	—%	197,741	—	—%	221,296	—	—%
SBA property	115,488	—	—%	125,051	(39)	(0.03)%	124,996	117	0.09%
Construction	12,202	—	—%	12,715	—	—%	20,285	—	—%
Total real estate loans	1,590,671	—	—%	1,318,636	(39)	(0.01)%	1,192,865	117	0.01%
Commercial and industrial loans:
Commercial term	74,934	(8)	(0.01)%	77,383	(200)	(0.26)%	97,247	(96)	(0.10)%
Commercial lines of credit	111,864	1,063	0.95%	92,874	(146)	(0.16)%	100,154	709	0.71%
SBA commercial term	16,262	(21)	(0.13)%	19,390	(104)	(0.54)%	23,868	255	1.07%
SBA PPP	13,732	—	—%	150,043	—	—%	92,818	—	—%
Total commercial and industrial loans	216,792	1,034	0.48%	339,690	(450)	(0.13)%	314,087	868	0.28%
Other consumer loans	21,991	7	0.03%	21,101	22	0.10%	22,033	104	0.47%
Total loans held-for-investment	$1,829,454	$1,041	0.06%	$1,679,427	$(467)	(0.03)%	$1,528,985	$1,089	0.07%

	For the Year Ended December 31,
	2019			2018
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$744,513	$—	—%	$683,739	$4	0.01%
Residential property	237,825	—	—%	200,061	—	—%
SBA property	125,785	25	0.02%	129,472	164	0.13%
Construction	22,384	—	—%	26,907	—	—%
Total real estate loans	1,130,507	25	0.01%	1,040,179	168	0.02%
Commercial and industrial loans:
Commercial term	104,427	179	0.17%	86,168	(170)	(0.20)%
Commercial lines of credit	93,344	2,597	2.78%	69,080	(28)	(0.04)%
SBA commercial term	25,911	196	0.76%	28,950	114	0.39%
Total commercial and industrial loans	223,682	2,972	1.33%	184,198	(84)	(0.05)%
Other consumer loans	22,884	27	0.12%	30,135	204	0.68%
Total loans held-for-investment	$1,377,073	$3,024	0.22%	$1,254,512	$288	0.02%

Loans 30 to 89 Days Past Due and Still Accruing
The following table presents a summary of loans 30 to 89 days past due and still accruing as of the dates indicated:

	December 31,
($ in thousands)	2022	2021	2020	2019	2018
Real estate loans:
Residential property	$—	$461	$182	$697	$95
SBA property	—	—	—	794	183
Total real estate loans	—	461	182	1,491	278
Commercial and industrial loans:
SBA commercial term	—	—	—	189	—
Total commercial and industrial loans	—	—	—	189	—
Other consumer loans	134	93	156	138	99
Total	$134	$554	$338	$1,818	$377

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total NPLs and NPAs as of the dates indicated:

	December 31,
($ in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans held-for-investment:
Real estate loans:
Commercial property	$2,400	$—	$524	$—	$—
Residential property	372	—	189	—	302
SBA property	585	746	885	442	540
Total real estate loans	3,357	746	1,598	442	842
Commercial and industrial loans:
Commercial lines of credit	—	—	904	1,888	—
SBA commercial term	—	213	595	159	203
Total commercial and industrial loans	—	213	1,499	2,047	203
Other consumer loans	3	35	66	48	16
Total nonaccrual loans held-for-investment	3,360	994	3,163	2,537	1,061
Loans past due 90 days or more still on accrual	—	—	—	287	—
NPLs held-for-investment	3,360	994	3,163	2,824	1,061
NPLs held-for-sale	4,000	—	—	—	—
Total NPLs	7,360	994	3,163	2,824	1,061
Other real estate owned	—	—	1,401	—	—
NPAs	$7,360	$994	$4,564	$2,824	$1,061

Nonaccrual loans held-for-investment to loans held-for-investment	0.16%	0.06%	0.20%	0.17%	0.08%
NPLs held-for-investment to loans held-for-investment	0.16%	0.06%	0.20%	0.19%	0.08%
Allowance for loan losses to:
Nonaccrual loans held-for-investment	742.32%	2,251.61%	838.13%	566.81%	1,241.00%
NPLs held-for-investment	742.32%	2,251.61%	838.13%	509.21%	1,241.00%
NPAs to total assets	0.30%	0.05%	0.24%	0.16%	0.06%

Total nonaccrual loans held-for-investment were $3.4 million at December 31, 2022, an increase of $2.4 million, or 238.0%, from $994 thousand at December 31, 2021. The increase was primarily due to loans placed on nonaccrual status during the year ended December 31, 2022 of $7.4 million, partially offset by payoffs and paydowns of $966 thousand, loans transferred to loans held-for-sale of $4.0 million and charge-offs of $35 thousand.

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
Additional income of approximately $305 thousand would have been recorded during the year ended December 31, 2022, had these loans been paid in accordance with their original terms throughout the periods indicated.
CRE Concentration
The Bank has policies and procedures in place to monitor compliance with the CRE Concentration Guidance. The Bank has set targets for CRE concentration limits as a percentage of total capital in accordance with interagency guidelines and actively manages the Bank’s exposure to CRE lending. The Bank’s construction and land development loans remain a small portion of the loan portfolio and as a percentage of total capital (as defined by the federal bank regulators) were 6.2% and 5.8%, respectively, at December 31, 2022 and 2021. As of December 31, 2022, using regulatory definitions in the CRE Concentration Guidance, CRE loans represented 253.9% of total risk-based capital, as compared to 269.8%, 256.1%, 243.6% and 253.6% as of December 31, 2021, 2020, 2019 and 2018, respectively.
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

	December 31,
($ in thousands)	2022	2021	2020	2019	2018
Real estate loans:
Commercial property	$319	$326	$333	$339	$—
SBA property	215	259	275	415	315
Total real estate loans	534	585	608	754	315
Commercial and industrial loans:
Commercial term	—	2	18	28	68
SBA commercial term	—	6	13	39	180
Total commercial and industrial loans	—	8	31	67	248
Total TDRs	$534	$593	$639	$821	$563
Total nonaccrual TDRs, included above	$—	$17	$5	$121	$131

Total TDRs were $534 thousand at December 31, 2022, a decrease of $59 thousand, or 9.9%, from $593 thousand at December 31, 2021. The decrease was primarily due to payoffs and paydowns of $54 thousand and charge-offs of $5 thousand. There were no new TDRs for the year ended December 31, 2022.

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
The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2022	2021	2020	2019	2018
Real estate loans:
Residential property	$—	—	$300	$760	$—
SBA property	16,473	33,603	1,411	150	5,481
Commercial and industrial loans:
Commercial lines of credit	4,000	—	—	—	—
SBA commercial term	2,338	3,423	268	1,065	300
Loans held-for-sale	$22,811	37,026	$1,979	$1,975	$5,781

Loans held-for-sale were $22.8 million at December 31, 2022, a decrease of $14.2 million, or 38.4%, from $37.0 million at December 31, 2021. The decrease was primarily due to sales of $123.7 million, partially offset by originations of $105.6 million and transfers from loans held-for-investment of $4.5 million.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposit as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Noninterest-bearing demand deposits	$734,989	$830,383	$(95,394)	(11.5)%
Interest-bearing deposits:
Savings	8,579	16,299	(7,720)	(47.4)%
NOW	11,405	20,185	(8,780)	(43.5)%
Retail money market accounts	494,749	386,041	108,708	28.2%
Brokered money market accounts	8	1	7	700.0%
Retail time deposits of:
$250,000 or less	295,354	256,956	38,398	14.9%
More than $250,000	353,876	172,269	181,607	105.4%
Brokered time deposits	87,023	85,000	2,023	2.4%
Time deposits from California State Treasurer	60,000	100,000	(40,000)	(40.0)%
Total interest-bearing deposits	1,310,994	1,036,751	274,243	26.5%
Total deposits	$2,045,983	$1,867,134	$178,849	9.6%

Total deposits not covered by deposit insurance	$1,062,111	$919,584	$142,527	15.5%
Time deposits not covered by deposit insurance	$293,951	$216,269	$77,682	35.9%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to money market accounts and time deposits attributable to the rising market rates. To remain competitive in this rising interest rate environment, the Bank started to offer higher rates on deposit products to retain and attract new customers.
The increase in retail time deposits was primarily due to new accounts of $636.7 million, renewals of the matured accounts of $602.9 million, and balance increases of $23.4 million, partially offset by matured and closed accounts of $1.04 billion.
As of December 31, 2022 and 2021, total deposits were comprised of 35.9% and 44.5%, respectively, of noninterest-bearing demand accounts, 25.2% and 22.6%, respectively, of savings, NOW and money market accounts and 38.9% and 32.9%, respectively, of time deposits.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	One to Three Years	Total
December 31, 2022
Time deposits of $250,000 or less	$71,740	$71,808	$229,127	$9,702	$382,377
Time deposits of more than $250,000	137,312	35,812	239,257	1,495	413,876
Total	$209,052	$107,620	$468,384	$11,197	$796,253
Not covered by deposit insurance	$112,437	$26,749	$153,209	$1,556	$293,951
December 31, 2021
Time deposits of $250,000 or less	$143,594	$60,686	$129,627	$8,049	$341,956
Time deposits of more than $250,000	156,502	57,301	55,304	3,162	272,269
Total	$300,096	$117,987	$184,931	$11,211	$614,225
Not covered by deposit insurance	$136,219	$38,229	$38,780	$3,041	$216,269

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $335.4 million at December 31, 2022, an increase of $79.2 million, or 30.9%, from $256.3 million at December 31, 2021. The increase was primarily due to the net income of $35.0 million, issuance of preferred stock of $69.1 million and stock options exercised of $840 thousand, partially offset by repurchase of common stock of $6.7 million, cash dividends declared on common stock of $8.9 million and an increase in other comprehensive loss from the fair value change in securities available-for-sale of $10.7 million.
Regulatory Capital Requirements
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective as of the dates indicated. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2022
Common tier 1 capital (to risk-weighted assets)	13.29%	16.30%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.83%	17.52%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.62%	16.30%	6.0%	8.0%
Tier 1 capital (to average assets)	14.33%	14.05%	4.0%	5.0%
December 31, 2021
Common tier 1 capital (to risk-weighted assets)	14.79%	14.48%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.04%	15.73%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.79%	14.48%	6.0%	8.0%
Tier 1 capital (to average assets)	12.11%	11.85%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.79% and 9.52%, respectively, as of December 31, 2022, and 8.04% and 7.73%, respectively, as of December 31, 2021.

Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. ECIP investment is treated as tier 1 capital for the regulatory capital treatment.
The Series C Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.
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
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 747,938 shares, through February 1, 2023. The Company repurchased and retired 362,557 shares of common stock at a weighted-average price of $18.57 per share, totaling $6.7 million under this repurchase program as of December 31, 2022. On January 26, 2023, the Company announced an amendment to the repurchase program, which extended the program expiration from February 1, 2023 to February 1, 2024.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Cash and cash equivalents	$147,031	$203,285	$(56,254)	(27.7)%
Cash and cash equivalents to total assets	6.1%	9.5%
Available borrowing capacity:
FHLB advances	$561,745	$516,158	45,587	8.8%
Federal Reserve Discount Window	23,902	29,198	(5,296)	(18.1)%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$650,647	$610,356	$40,291	6.6%
Total available borrowing capacity to total assets	26.9%	28.4%

The Company also maintains relationships in the capital markets with brokers and dealers to issue time deposits and money market accounts.
On June 30, 2020, the Company also transferred securities held-to-maturity of $18.8 million to securities available-for-sale in order to secure additional liquidity on balance sheet. Since the beginning of the COVID-19 pandemic, management has been able to maintain strong on-and off-balance sheet liquidity as a result of proactive liquidity management in response to the COVID-19 pandemic evidenced by the fact that the Company maintained strong liquidity, well within its policy for liquidity management.
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

	December 31,
	2022		2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$3,117	$251,178	$8,261	$160,739
Unfunded loan commitments	692	38,486	595	29,688
Standby letters of credit	2,989	1,901	3,078	1,431
Commercial letters of credit	—	502	91	524
Total	$6,798	$292,067	$12,025	$192,382

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $299 thousand and $214 thousand, respectively, at December 31, 2022 and 2021.
Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2022
Time deposits	$785,056	$11,046	$151	$—	$796,253
FHLB advances	20,000	—	—	—	20,000
Operating leases	2,718	2,484	1,282	845	7,329
Total	$807,774	$13,530	$1,433	$845	$823,582
December 31, 2021
Time deposits	$603,014	$10,850	$361	$—	$614,225
FHLB advances	10,000	—	—	—	10,000
Operating leases	2,706	3,023	1,235	710	7,674
Total	$615,720	$13,873	$1,596	$710	$631,899

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	December 31,
	2022		2021
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	6.9%	(0.5)%	17.5%	10.6%
+100	3.6%	0.3%	8.7%	6.2%
-100	(4.6)%	(1.5)%	(11.7)%	(6.1)%

Item 8. Financial Statements

PCB Bancorp and Subsidiary

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of PCB Bancorp
Los Angeles, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PCB Bancorp and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Los Angeles, California
March 9, 2023

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Cash and due from banks	$23,202	$15,222
Interest-bearing deposits in other financial institutions	123,829	188,063
Total cash and cash equivalents	147,031	203,285
Securities available-for-sale, at fair value	141,863	123,198
Loans held-for-sale	22,811	37,026
Loans held-for-investment, net of deferred loan costs (fees)	2,046,063	1,732,205
Allowance for loan losses	(24,942)	(22,381)
Net loans held-for-investment	2,021,121	1,709,824
Premises and equipment, net	6,916	3,098
Federal Home Loan Bank and other restricted stock, at cost	10,183	8,577
Bank-owned life insurance	30,064	29,358
Deferred tax assets, net	3,115	10,824
Servicing assets	7,347	7,269
Operating lease assets	6,358	6,786
Accrued interest receivable	7,472	5,368
Other assets	15,755	5,122
Total assets	$2,420,036	$2,149,735
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$734,989	$830,383
Savings, NOW and money market accounts	514,741	422,526
Time deposits of $250,000 or less	382,377	341,956
Time deposits of more than $250,000	413,876	272,269
Total deposits	2,045,983	1,867,134
Federal Home Loan Bank advances	20,000	10,000
Operating lease liabilities	6,809	7,444
Accrued interest payable and other liabilities	11,802	8,871
Total liabilities	2,084,594	1,893,449
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively.	69,141	—
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 14,625,474 and 14,865,825 shares, respectively, and included 62,022 and 55,284 shares of unvested restricted stock, respectively, at December 31, 2022 and 2021	149,631	154,992
Retained earnings	127,181	101,140
Accumulated other comprehensive income (loss), net	(10,511)	154
Total shareholders’ equity	335,442	256,286
Total liabilities and shareholders’ equity	$2,420,036	$2,149,735

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Interest and dividend income:
Loans, including fees	$95,054	$79,155	$76,546
Tax-exempt investment securities	140	146	150
Taxable investment securities	2,767	1,467	1,977
Other interest-earning assets	3,790	704	1,088
Total interest income	101,751	81,472	79,761
Interest expense:
Deposits	11,984	4,043	12,958
Other borrowings	135	292	614
Total interest expense	12,119	4,335	13,572
Net interest income	89,632	77,137	66,189
Provision (reversal) for loan losses	3,602	(4,596)	13,219
Net interest income after provision (reversal) for loan losses	86,030	81,733	52,970
Noninterest income:
Service charges and fees on deposits	1,326	1,195	1,256
Loan servicing income	2,969	2,770	2,710
Bank-owned life insurance income	706	108	—
Gain on sale of loans	7,990	12,932	6,527
Other income	1,508	1,429	1,247
Total noninterest income	14,499	18,434	11,740
Noninterest expense:
Salaries and employee benefits	33,056	27,974	26,147
Occupancy and equipment	6,481	5,575	5,620
Professional fees	2,239	2,159	2,256
Marketing and business promotion	2,150	1,656	1,360
Data processing	1,706	1,572	1,472
Director fees and expenses	706	594	599
Regulatory assessments	597	537	978
Other expenses	4,191	3,141	3,267
Total noninterest expense	51,126	43,208	41,699
Income before income taxes	49,403	56,959	23,011
Income tax expense	14,416	16,856	6,836
Net income	$34,987	$40,103	$16,175

Earnings per common share, basic	$2.35	$2.66	$1.05
Earnings per common share, diluted	$2.31	$2.62	$1.04

Weighted-average common shares outstanding, basic	14,822,018	15,017,637	15,384,231
Weighted-average common shares outstanding, diluted	15,065,175	15,253,820	15,448,892

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$34,987	$40,103	$16,175
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the year	(15,128)	(2,553)	2,064
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	787
Income tax benefit (expense) related to items of other comprehensive income (loss)	4,463	751	(838)
Total other comprehensive income (loss), net of tax	(10,665)	(1,802)	2,013
Total comprehensive income	$24,322	$38,301	$18,188

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	—	15,707,016	$—	$169,221	$57,670	$(57)	$226,834
Comprehensive income
Net income	—	—	—	—	16,175	—	16,175
Other comprehensive income, net of tax	—	—	—	—	—	2,013	2,013
Issuance of restricted stock	—	1,900	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(165)	—	(2)	—	—	(2)
Repurchase of common stock	—	(428,474)	—	(6,487)	—	—	(6,487)
Share-based compensation expense	—	—	—	715	—	—	715
Stock options exercised	—	105,601	—	693	—	—	693
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	(6,153)	—	(6,153)
Balance at December 31, 2020	—	15,385,878	—	164,140	67,692	1,956	233,788
Comprehensive income (loss)
Net income	—	—	—	—	40,103	—	40,103
Other comprehensive loss, net of tax	—	—	—	—	—	(1,802)	(1,802)
Issuance of restricted stock	—	35,584	—	—	—	—	—
Forfeiture of restricted stock	—	(1,300)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(231)	—	(4)	—	—	(4)
Repurchase of common stock	—	(680,269)	—	(10,876)	—	—	(10,876)
Share-based compensation expense	—	—	—	453	—	—	453
Stock options exercised	—	126,163	—	1,279	—	—	1,279
Cash dividends declared on common stock ($0.44 per share)	—	—	—	—	(6,655)	—	(6,655)
Balance at December 31, 2021	—	14,865,825	—	154,992	101,140	154	256,286
Comprehensive income (loss)
Net income	—	—	—	—	34,987	—	34,987
Other comprehensive loss, net of tax	—	—	—	—	—	(10,665)	(10,665)
Issuance of preferred stock	69,141	—	69,141				69,141
Issuance of restricted stock	—	27,700	—	—	—	—	—
Forfeiture of restricted stock	—	(200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(429)	—	(8)	—	—	(8)
Repurchase of common stock	—	(362,557)	—	(6,732)	—	—	(6,732)
Share-based compensation expense	—	—	—	539	—	—	539
Stock options exercised	—	95,135	—	840	—	—	840
Cash dividends declared on common stock ($0.60 per share)	—	—	—	—	(8,946)	—	(8,946)
Balance at December 31, 2022	69,141	14,625,474	$69,141	$149,631	$127,181	$(10,511)	$335,442

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$34,987	$40,103	$16,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	1,597	1,375	1,487
Net amortization of premiums on securities	367	1,004	938
Net accretion of discounts on loans	(3,551)	(3,504)	(3,292)
Net accretion of deferred loan fees	(2,181)	(6,096)	(2,901)
Amortization of servicing assets	2,135	2,009	1,948
Provision (reversal) for loan losses	3,602	(4,596)	13,219
Bank-owned life insurance income	(706)	(108)	—
Deferred tax expense (benefit)	12,172	(1,953)	(3,670)
Share-based compensation	539	453	715
Gain on sale of loans	(7,990)	(12,932)	(6,527)
Originations of loans held-for-sale	(105,570)	(172,211)	(141,215)
Proceeds from sales of and principal collected on loans held-for-sale	132,881	150,236	149,388
Change in accrued interest receivable and other assets	(12,738)	2,660	(2,338)
Change in accrued interest payable and other liabilities	1,723	1,943	(6,834)
Net cash provided by (used in) operating activities	57,267	(1,617)	17,093
Cash flows from investing activities:
Purchase of securities available-for-sale	(57,360)	(47,306)	(39,385)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	23,200	41,078	37,182
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	—	—	1,309
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	458	8,757	664
Net increase in loans held-for-investment	(317,095)	(149,237)	(134,626)
Purchase of loans held-for-investment	—	(2,139)	—
Purchase of Federal Home Loan Bank and other restricted stock	(1,606)	(130)	(102)
Proceeds from sale of other real estate owned	1,191	3,434	3,924
Purchases of premises and equipment	(5,453)	(430)	(1,784)
Purchase of bank-owned life insurance	—	(29,250)	—
Net cash used in investing activities	(356,665)	(175,223)	(132,818)
Cash flows from financing activities:
Net increase in deposits	178,849	272,283	115,544
Net change in short-term Federal Home Loan Bank advances	20,000	—	—
Proceeds from long-term Federal Home Loan Bank advances	—	—	140,000
Repayment of long-term Federal Home Loan Bank advances	(10,000)	(70,000)	(80,000)
Stock options exercised	840	1,279	693
Restricted stock surrendered due to employee tax liability	(8)	(4)	(2)
Issuance of preferred stock	69,141	—	—
Repurchase of common stock	(6,732)	(10,876)	(6,487)
Cash dividends paid on common stock	(8,946)	(6,655)	(6,153)
Net cash provided by financing activities	243,144	186,027	163,595
Net increase (decrease) in cash and cash equivalents	(56,254)	9,187	47,870
Cash and cash equivalents at beginning of year	203,285	194,098	146,228
Cash and cash equivalents at end of year	$147,031	$203,285	$194,098

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Interest paid	$9,731	$5,790	$17,350
Income taxes paid	13,977	14,982	10,051
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$4,458	$8,752	$1,355
Loans transferred to other real estate owned	151	905	3,079
Right-of-use assets obtained in exchange for lease obligations	2,150	1,459	950
Reclassification of securities held-to-maturity to securities available-for-sale	—	—	18,777

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. The Company changed its subsidiary name from “Pacific City Bank” to “PCB Bank” on August 25, 2022. The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and seven LPOs in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
In response to the COVID-19 pandemic, on March 26, 2020, the Federal Reserve reduced reserve requirement ratios to 0%, eliminating the reserve requirement for all depository institutions, an action that provides liquidity in the banking system to support lending to households and businesses. There was no reserve and clearing requirement balance at December 31, 2022 and 2021.
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
The allowance consists of general reserves (collectively evaluated for impairment) and specific reserves (individually evaluated for impairment). General reserves cover non-impaired loans and are based on historical loss rates over the most recent 11 years for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience.
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
The recorded investment amount was $4.3 million and $1.6 million, respectively, and unfunded commitments were $2.9 million and $51 thousand, respectively, at December 31, 2022 and 2021. The recorded investment amount is included in Other Assets and unfunded commitment is included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. As components of income tax expense, the Company recognized $343 thousand, $247 thousand and $240 thousand in amortization expense, respectively, partially offset by federal tax credits and other benefits of $336 thousand, $299 thousand and $300 thousand, respectively, for the years ended December 31, 2022, 2021 and 2020. The Company determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recorded for the years ended December 31, 2022 and 2021.
Bank-owned Life Insurance
The Company purchases life insurance policies on certain officers and directors. The Bank and named beneficiaries of various current covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement.
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
Adopted Accounting Pronouncements
During the year ended December 31, 2022, there were no significant accounting pronouncements applicable to the Company that became effective.
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
The Company will adopt this ASU during the three months ended March 31, 2023. The Company is currently in its final stage of CECL implementation. The Company is testing its designed models with an independent third party and is completing development of its methodologies, and data/input gathering and validation. In addition, the Company is devising risk documentation, policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the model, its methodologies, and data governance.
The Company has completed its parallel-runs during the year ended December 31, 2022. Based on the Company’s current assessment of this ASU, the Company expects to recognize coverage ratio of allowance for credit losses (“ACL”) on loans from 1.12% to 1.32% of loans held-for-investment. In addition, the Company expects to recognize additional reserve for ACL on off-balance sheet items ranging from $1.1 million to $1.4 million. The Company expects to recognize no ACL on securities available-for-sale. The adjustment recorded upon adoption of CECL may differ from management’s estimated change based on material changes in the economic forecast and conditions, and composition of the loan portfolio used in calculating the ACL upon adoption. This impact will be recorded as a cumulative-effect adjustment to retained earnings as of January 1, 2023.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326) - Troubled Debt Restructuring and Vintage Disclosures.” The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for restructurings involving borrowers that are experiencing financial difficulty. This Update also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company will adopt this ASU with ASU 2016-13. The Company does not expect to have a material impact on its consolidated financial statements upon adoption of this ASU.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$96,900	$—	$96,900
Collateralized mortgage obligations	—	26,956	—	26,956
SBA loan pool securities	—	9,298	—	9,298
Municipal bonds	—	4,186	—	4,186
Corporate bonds	—	4,523	—	4,523
Total securities available-for-sale	—	141,863	—	141,863
Total assets measured at fair value on a recurring basis	$—	$141,863	$—	$141,863
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$84,713	$—	$84,713
Collateralized mortgage obligations	—	19,056	—	19,056
SBA loan pool securities	—	8,672	—	8,672
Municipal bonds	—	5,686	—	5,686
Corporate bonds	—	5,071	—	5,071
Total securities available-for-sale	—	123,198	—	123,198
Total assets measured at fair value on a recurring basis	$—	$123,198	$—	$123,198
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Impaired loans:
Commercial lines of credit (1)	—	—	4,000	4,000
Total impaired loans	—	—	4,000	4,000
Total assets measured at fair value on a non-recurring basis	$—	$—	$4,000	$4,000
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2021
Impaired loans:
SBA property	$—	$—	$17	$17
Total impaired loans	—	—	17	17
Total assets measured at fair value on a non-recurring basis	$—	$—	$17	$17
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

(1)    Included in loans held-for-sale
The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2022
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

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, specific reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Collateral dependent impaired loans:
SBA property	$—	$(8)	$(138)
Commercial lines of credit	(1,074)	136	(720)
SBA commercial property	—	(5)	(221)
Other real estate owned	152	73	9
Net gain (losses) recognized	$(922)	$196	$(1,070)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Interest-bearing deposits in other financial institutions	$123,829	$123,829	$123,829	$—	$—
Securities available-for-sale	141,863	141,863	—	141,863	—
Loans held-for-sale	22,811	23,992	—	23,992	—
Net loans held-for-investment	2,021,121	1,970,235	—	—	1,970,235
FHLB and other restricted stock	10,183	N/A	N/A	N/A	N/A
Accrued interest receivable	7,472	7,472	49	475	6,948
Financial liabilities:
Deposits	$2,045,983	$2,041,667	$—	$—	$2,041,667
FHLB advances	20,000	20,001	—	20,001	—
Accrued interest payable	3,159	3,159	—	5	3,154
December 31, 2021
Financial assets:
Interest-bearing deposits in other financial institutions	$188,063	$188,063	$188,063	$—	$—
Securities available-for-sale	123,198	123,198	—	123,198	—
Loans held-for-sale	37,026	41,079	—	41,079	—
Net loans held-for-investment	1,709,824	1,725,022	—	—	1,725,022
FHLB and other restricted stock	8,577	N/A	N/A	N/A	N/A
Accrued interest receivable	5,368	5,368	1	337	5,030
Financial liabilities:
Deposits	$1,867,134	$1,867,635	$—	$—	$1,867,635
FHLB advances	10,000	10,087	—	10,087	—
Accrued interest payable	771	771	—	1	770

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
The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$109,497	$1	$(12,598)	$96,900
Collateralized mortgage obligations	28,515	107	(1,666)	26,956
SBA loan pool securities	9,704	8	(414)	9,298
Municipal bonds	4,262	2	(78)	4,186
Corporate bonds	5,000	—	(477)	4,523
Total securities available-for-sale	$156,978	$118	$(15,233)	$141,863
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$85,346	$625	$(1,258)	$84,713
Collateralized mortgage obligations	18,990	113	(47)	19,056
SBA loan pool securities	8,520	156	(4)	8,672
Municipal bonds	5,329	357	—	5,686
Corporate bonds	5,000	71	—	5,071
Total securities available-for-sale	$123,185	$1,322	$(1,309)	$123,198

As of December 31, 2022 and 2021, pledged securities were $69.0 million and $110.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of December 31, 2022. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$960	$954
One to five years	870	867
Five to ten years	5,081	4,602
Greater than ten years	2,351	2,286
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pool securities	147,716	133,154
Total	$156,978	$141,863

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$1,040	$—	$185
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time That Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$55,171	$(3,721)	83	$41,697	$(8,877)	36	$96,868	$(12,598)	119
Collateralized mortgage obligations	12,600	(1,191)	29	2,262	(475)	7	14,862	(1,666)	36
SBA loan pool securities	7,161	(325)	12	821	(89)	2	7,982	(414)	14
Municipal bonds	3,314	(78)	11	—	—	—	3,314	(78)	11
Corporate bonds	4,523	(477)	1	—	—	—	4,523	(477)	1
Total securities available-for-sale	$82,769	$(5,792)	136	$44,780	$(9,441)	45	$127,549	$(15,233)	181
December 31, 2021
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$46,945	$(931)	32	$8,885	$(327)	5	$55,830	$(1,258)	37
Collateralized mortgage obligations	2,897	(47)	4	—	—	—	2,897	(47)	4
SBA loan pool securities	—	—	—	156	(4)	1	156	(4)	1
Total securities available-for-sale	$49,842	$(978)	36	$9,041	$(331)	6	$58,883	$(1,309)	42

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
All individual securities in a continuous unrealized loss position for 12 months or more as of December 31, 2022 and 2021 had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2022 and 2021. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses for twelve months or more are not other-than-temporary impaired, and, therefore, no impairment was recognized during the years ended December 31, 2022, 2021 and 2020.

Note 4. Loans and Allowance for Loan Losses
Loans Held-For-Investment
The following table presents, by recorded investment, the composition of the Company’s loans held-for-investment (net of deferred fees and costs) as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Real estate loans:
Commercial property	$1,288,392	$1,105,843
Residential property	333,726	209,485
SBA property	134,892	129,661
Construction	17,054	8,252
Total real estate loans	1,774,064	1,453,241
Commercial and industrial loans:
Commercial term	77,700	73,438
Commercial lines of credit	154,142	100,936
SBA commercial term	16,211	17,640
SBA PPP	1,197	65,329
Total commercial and industrial loans	249,250	257,343
Other consumer loans	22,749	21,621
Loans held-for-investment	2,046,063	1,732,205
Allowance for loan losses	(24,942)	(22,381)
Net loans held-for-investment	$2,021,121	$1,709,824

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2022 and 2021, the Company had $113 thousand and $398 thousand, respectively, of such loans outstanding.

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by portfolio segment, which is consistent with the Company’s methodology for determining allowance for loan losses, for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
Balance at January 1, 2020	$9,854	$4,354	$172	$14,380
Charge-offs	(175)	(1,104)	(250)	(1,529)
Recoveries on loans previously charged off	58	236	146	440
Provision for loan losses	9,157	3,736	326	13,219
Balance at December 31, 2020	18,894	7,222	394	26,510
Charge-offs	(24)	(115)	(88)	(227)
Recoveries on loans previously charged off	63	565	66	694
Reversal for loan losses	(2,136)	(2,362)	(98)	(4,596)
Balance at December 31, 2021	16,797	5,310	274	22,381
Charge-offs	—	(1,095)	(104)	(1,199)
Recoveries on loans previously charged off	—	61	97	158
Provision (reversal) for loan losses	2,430	1,226	(54)	3,602
Balance at December 31, 2022	$19,227	$5,502	$213	$24,942

The following tables present the information on allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of the dates indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
December 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	19,227	5,502	213	24,942
Total	$19,227	$5,502	$213	$24,942
Loans receivable:
Individually evaluated for impairment	$3,889	$—	$—	$3,889
Collectively evaluated for impairment	1,770,175	249,250	22,749	2,042,174
Total	$1,774,064	$249,250	$22,749	$2,046,063
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	16,797	5,310	274	22,381
Total	$16,797	$5,310	$274	$22,381
Loans receivable:
Individually evaluated for impairment	$1,314	$221	$—	$1,535
Collectively evaluated for impairment	1,451,927	257,122	21,621	1,730,670
Total	$1,453,241	$257,343	$21,621	$1,732,205

Credit Quality Indicators
The following table presents the risk categories for the recorded investment in loans by portfolio segment as of the dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Real estate loans:
Commercial property	$1,282,044	$3,264	$3,084	$—	$1,288,392
Residential property	333,354	—	372	—	333,726
SBA property	132,910	245	1,737	—	134,892
Construction	17,054	—	—	—	17,054
Commercial and industrial loans:
Commercial term	75,473	1,248	979	—	77,700
Commercial lines of credit	152,042	2,100	—	—	154,142
SBA commercial term	16,175	—	36	—	16,211
SBA PPP	1,197	—	—	—	1,197
Other consumer loans	22,746	—	3	—	22,749
Total	$2,032,995	$6,857	$6,211	$—	$2,046,063
December 31, 2021
Real estate loans:
Commercial property	$1,092,253	$11,739	$1,851	$—	$1,105,843
Residential property	209,485	—	—	—	209,485
SBA property	127,518	251	1,892	—	129,661
Construction	8,252	—	—	—	8,252
Commercial and industrial loans:
Commercial term	68,626	3,698	1,114	—	73,438
Commercial lines of credit	98,785	2,151	—	—	100,936
SBA commercial term	17,111	253	276	—	17,640
SBA PPP	65,329	—	—	—	65,329
Other consumer loans	21,586	—	35	—	21,621
Total	$1,708,945	$18,092	$5,168	$—	$1,732,205

Substandard SBA property loans included none and $109 thousand of guaranteed portion by the U.S. government agency at December 31, 2022 and 2021, respectively.

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by portfolio segment as of the dates indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
December 31, 2022
Real estate loans:
Commercial property	$—	$—	$—	$2,400	$2,400
Residential property	$—	$—	$—	$372	$372
SBA property	—	—	—	585	585
Other consumer loans	47	87	—	3	137
Total	$47	$87	$—	$3,360	$3,494
December 31, 2021
Real estate loans:
Residential property	$461	$—	$—	$—	$461
SBA property	—	—	—	746	746
Commercial and industrial loans:
SBA commercial term	—	—	—	213	213
Other consumer loans	88	5	—	35	128
Total	$549	$5	$—	$994	$1,548

There were no nonaccrual loans guaranteed by the U.S. government agency at December 31, 2022 and 2021.

Impaired Loans
The following table presents loans individually evaluated for impairment by portfolio segment as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2022
Real estate loans:
Commercial property	$2,721	$2,727	$—	$—	$—
Residential property	372	372	—	—	—
SBA property	798	840	—	—	—
Total	$3,891	$3,939	$—	$—	$—
December 31, 2021
Real estate loans:
Commercial property	$326	$325	$—	$—	$—
SBA property	988	1,033	—	—	—
Commercial and industrial loans:
Commercial term	2	2	—	—	—
SBA commercial term	219	227	—	—	—
Total	$1,535	$1,587	$—	$—	$—

The following table presents information on the recorded investment in impaired loans by portfolio segment for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$1,540	$21	$329	$22	$467	$23
Residential property	379	—	—	—	47	—
SBA property	862	15	1,105	16	1,459	17
Commercial and industrial loans:
Commercial term	—	—	10	—	24	1
Commercial lines of credit	1,635	—	—	—	1,869	—
SBA commercial term	126	—	364	1	499	1
Total	$4,542	$36	$1,808	$39	$4,365	$42

The following presents a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$297	$99	$256
Less: interest income recognized on impaired loans on a cash basis	(36)	(39)	(42)
Interest income foregone on impaired loans	$261	$60	$214

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
The following table presents the composition of loans that were modified as TDRs by portfolio segment as of the dates indicated:

	December 31,
	2022			2021
($ in thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Real estate loans:
Commercial property	$319	$—	$319	$326	$—	$326
SBA property	215	—	215	242	17	259
Commercial and industrial loans:
Commercial term	—	—	—	2	—	2
SBA commercial term	—	—	—	6	—	6
Total	$534	$—	$534	$576	$17	$593

The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of December 31, 2022 and 2021.
The determination of the allowance for loan losses related to TDRs depends on the collectability of principal and interest, according to the modified repayment terms. Loans that were modified as TDRs were individually evaluated for impairment and the Company allocated $0 and $0 of allowance for loan losses as of December 31, 2022 and 2021, respectively.
There were no new TDRs for the year ended December 31, 2022 or 2021. The following table presents new loans that were modified as TDRs by portfolio segment for the periods indicated:

	Year Ended December 31,
	2020
($ in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial and industrial loans:
SBA commercial term (1)	2	37	37
Total	2	$37	$37

(1) Includes loans modified with forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payment to interest only payment.
There were no loans that were modified as TDRs for which there was a payment default within twelve months following the modification for the years ended December 31, 2022 and 2021. There was one SBA commercial term loan of $26 thousand that was modified as a TDR for which there was a payment default within twelve months following the modification for the year ended December 31, 2020.

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Real estate loans:
Commercial property	$—	$8,563	$—
Residential property	458	189	1,125
Commercial and industrial loans:
Commercial lines of credit	4,000	—	—
SBA commercial term	—	—	230
Total	$4,458	$8,752	$1,355

The following table presents a summary of loans held-for-sale transferred to loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Real estate loans:
Residential property	$—	$—	$697
Total	$—	$—	$697

The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Real estate loans:
Residential property	$—	$2,139	$—
Total	$—	$2,139	$—

The Company had no sales of loans held-for-investment during the years ended December 31, 2022, 2021 and 2020. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Real estate loans:
SBA property	$16,473	$33,603
Commercial and industrial loans:
Commercial lines of credit	4,000	—
SBA commercial term	2,338	3,423
Total	$22,811	$37,026

Note 5. Premises and Equipment
The following table presents a composition of premises and equipment as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Leasehold improvements	$10,269	$7,552
Furniture, fixtures and equipment	4,501	3,770
Computer equipment	3,304	2,466
Computer software	1,995	1,484
Total premises and equipment	20,069	15,272
Less: accumulated depreciation	(13,153)	(12,174)
Premises and equipment, net	$6,916	$3,098

The Company recognized depreciation expense of $1.6 million, $1.4 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 6. Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Operating lease cost (1)	$2,752	$2,580	$2,617
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,960	2,760	2,776
Right-of-use assets obtained in exchange for lease obligations	2,150	1,459	950

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Operating leases:
Operating lease assets	$6,358	$6,786
Operating lease liabilities	6,809	7,444
Weighted-average remaining lease term	4.3 years	4.0 years
Weighted-average discount rate	2.66%	2.36%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	December 31, 2022
Maturities:
2023	$2,718
2024	1,289
2025	1,195
2026	860
2027	422
After 2027	845
Total lease payment	7,329
Imputed interest	(520)
Present value of operating lease liabilities	$6,809

Note 7. Servicing Assets
At December 31, 2022 and 2021, total servicing assets were $7.3 million and $7.3 million, respectively. The Company sells SBA loans and certain residential property loans with servicing retained. The Company sold loans of $122.9 million, $126.8 million and $89.5 million, respectively, with the servicing rights retained and recognized a net gain on sale of $8.0 million, $12.8 million and $6.0 million, respectively, during the years ended December 31, 2022, 2021 and 2020. Loan servicing income was $3.0 million, $2.8 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	December 31,
	2022			2021
($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Residential Property	SBA Property	SBA Commercial Term
Carrying amount	$64	$6,831	$452	$86	$6,701	$482
Fair value	$118	$9,090	$620	$126	$11,196	$734
Discount rates	7.73%	11.47%	12.55%	6.33%	8.75%	9.64%
Prepayment speeds	17.10%	14.82%	18.93%	24.40%	9.80%	12.77%
Weighted average remaining life	20.8 years	21.4 years	6.7 years	21.9 years	21.4 years	6.2 years
Underlying loans being serviced	$13,058	$461,738	$56,299	$17,443	$442,424	$59,839

The following table presents activity in servicing assets for the periods indicated:

($ in thousands)	Residential Property	SBA Property	SBA Commercial Term	Total
Balance at January 1, 2020	$171	$5,805	$822	$6,798
Additions	—	1,408	142	1,550
Amortization	(62)	(1,571)	(315)	(1,948)
Balance at December 31, 2020	109	5,642	649	6,400
Additions	—	2,769	109	2,878
Amortization	(23)	(1,710)	(276)	(2,009)
Balance at December 31, 2021	86	6,701	482	7,269
Additions	—	2,011	202	2,213
Amortization	(22)	(1,881)	(232)	(2,135)
Balance at December 31, 2022	$64	$6,831	$452	$7,347

Note 8. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Balance at beginning of year	$—	$1,401	$—
Additions	808	1,960	5,316
Sales	(808)	(3,361)	(3,915)
Net change in valuation allowance	—	—	—
Balance at end of year	$—	$—	$1,401

The following table presents activity in OREO valuation allowance for the periods indicated:

Year Ended December 31,
($ in thousands)	2022	2021	2020
Balance at beginning of year	$—	$—	$—
Additions	—	—	—
Net direct write-downs and removal from sale	—	—	—
Balance at end of year	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net (gain) loss on sales	$152	$(73)	$(9)
Operating expenses, net of rental income	(13)	81	60
Total	$139	$8	$51

The Company did not provide loans to finance the sale of its OREO properties during the year ended December 31, 2022. The Company provided a loan of $250 thousand and $1.5 million to finance the sale of its OREO properties during the year ended December 31, 2021 and 2020, respectively.
Note 9. Deposits
At December 31, 2022 and 2021, total deposits were $2.05 billion and $1.87 billion, respectively, and total interest-bearing deposits were $1.31 billion and $1.04 billion, respectively. The aggregate amount of deposits reclassified as loans, such as overdrafts, was $81 thousand and $39 thousand at December 31, 2022 and 2021, respectively.
Total deposits not covered by deposit insurance were $1.06 billion and $919.6 million, respectively, and total time deposits not covered by deposit insurance were $294.0 million and $216.3 million, respectively, at December 31, 2022 and 2021.
The Company had California State Treasurer’s deposits of $60.0 million and $100.0 million in time deposits of more than $250,000 at December 31, 2022 and 2021, respectively. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2022 and 2021, the Company pledged securities with amortized cost of $69.0 million and $110.9 million, respectively, for the California State Treasurer’s deposits. At December 31, 2022 and 2021, the Company had brokered deposits of $87.0 million and $85.0 million, respectively.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $2.8 million and $3.9 million at December 31, 2022 and 2021, respectively.
The following table presents scheduled maturities of time deposits as of the date indicated:

	December 31, 2022
($ in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Time deposits of $250,000 or less	$372,675	$9,046	$505	$127	$24	$—	$382,377
Time deposits of more than $250,000	412,381	1,495	—	—	—	—	413,876
Total time deposits	$785,056	$10,541	$505	$127	$24	$—	$796,253

Note 10. Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had $20.0 million and $10.0 million in FHLB advances at December 31, 2022 and 2021, respectively. FHLB advances as of December 31, 2022 consisted of an overnight borrowing with a maturity date of January 3, 2023.
The following table presents scheduled maturities of FHLB advances as of the date indicated:

	December 31, 2022
($ in thousands)	2023	2024	2025	2026	Thereafter	Total
Fixed Rate	$20,000	$—	$—	$—	$—	$20,000
Variable Rate	—	—	—	—	—	—
Total	$20,000	$—	$—	$—	$—	$20,000

The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Weighted-average interest rate at end of year	4.65%	2.07%	0.67%
Average interest rate during the year	2.18%	0.97%	0.65%
Average balance	$5,556	$30,096	$94,303
Maximum amount outstanding at any month-end	$20,000	$80,000	$170,000
Balance at end of year	$20,000	$10,000	$80,000

Advances paid early are subject to a prepayment penalty. At December 31, 2022 and 2021, loans pledged to secure from FHLB advances were $1.16 billion and $982.7 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $10.0 million and $8.4 million, respectively, at December 31, 2022 and 2021. The Company had additional borrowing capacity of $561.7 million and $516.2 million, respectively, from the FHLB as of December 31, 2022 and 2021.
Other Borrowing Arrangements
At December 31, 2022, the Company had $23.9 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $32.2 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines on an unsecured basis with correspondent banks at December 31, 2022.

Note 11. Shareholders’ Equity
Preferred Stock
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
The Series C Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.
The Series C Preferred Stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations.
Common Stock
Stock Repurchases
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
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 747,938 shares, through February 1, 2023. The Company repurchased and retired 362,557 shares of common stock at a weighted-average price of $18.57 per share, totaling $6.7 million under this repurchase program as of December 31, 2022.

Note 12. Share-Based Compensation
On July 25, 2013, the Company adopted the Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provided for options to purchase 1,114,446 shares of common stock for equity-based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of December 31, 2022, there were 411,670 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Share-based compensation expense related to:
Stock options	$168	$187	$562
Restricted stock awards	371	266	153
Total share-based compensation expense	$539	$453	$715
Related tax benefits	$113	$84	$76

The following table presents unrecognized share-based compensation expense as of the date indicated:

	December 31, 2022
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$319	3.3 years
Restricted stock awards	763	3.0 years
Total unrecognized share-based compensation expense	$1,082	3.1 years

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

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.55%	1.13%	—%
Expected term	6.50 years	6.71 years	N/A
Expected stock price volatility	27.66%	27.54%	—%
Dividend yield	2.30%	2.64%	—%

The following table presents information related to the stock option plan for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Intrinsic value of options exercised	$1,225	$794	$789
Cash received from options exercised	$840	$1,279	$693
Tax benefit from options exercised	$46	$60	$70
Weighted-average estimated fair value per share of options granted	$5.03	$3.76	$—

The following table represents stock option activity as of and for the period indicated:

	Year Ended December 31, 2022
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of year	632,772	$11.47	4.54 years	$6,641
Granted	30,000	$22.61	10.00 years
Exercised	(95,135)	$8.83	2.07 years
Forfeited	(1,000)	$15.50	5.53 years
Balance at end of year	566,637	$12.49	4.08 years	$2,946
Exercisable at end of year	472,637	$11.21	3.26 years	$3,064

The following table represents information regarding unvested stock options for the period indicated:

	Year Ended December 31, 2022
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	107,099	$16.70
Granted	30,000	$22.61
Vested	(42,099)	$15.93
Forfeited	(1,000)	$15.50
Balance at end of year	94,000	$18.95

Restricted Stock Awards
The Company also has granted RSAs to certain employees and officers. The RSAs are valued at the closing market price of the Company's stock on the grant date and generally have a three-to five-year vesting period. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, when vested. The following table represents RSAs activity for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	55,284	$12.79
Granted	27,700	$21.67
Vested	(20,762)	$13.25
Forfeited	(200)	$17.09
Outstanding at end of period	62,022	$16.59

Note 13. Employee Benefit Plans
The Company has adopted a defined contribution 401(k) plan for the benefit of its employees. The Company matches 75% of an employee’s contribution up to 8% of the employee’s salary each year. The Board of Directors may make a discretionary contribution to the plan annually. The Company’s contribution to the plan was $1.1 million, $901 thousand and $807 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 14. Income Taxes
The following table presents the components of income tax expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Current:
Federal	$769	$12,117	$6,596
State	1,475	6,692	3,910
Total current income tax expense	2,244	18,809	10,506
Deferred:
Federal	8,434	(1,428)	(2,223)
State	3,738	(525)	(1,447)
Total deferred income tax expense (benefit)	12,172	(1,953)	(3,670)
Total	$14,416	$16,856	$6,836

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal tax benefit	8.34%	8.55%	8.45%
Share-based compensation	0.07%	0.05%	0.39%
Bank-owned life insurance	(0.30)%	(0.04)%	—%
Other items, net	0.07%	0.03%	(0.13)%
Effective income tax rate	29.18%	29.59%	29.71%

The following table presents the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$7,359	$6,609
Share-based compensation	298	303
Unrealized loss on investment securities	4,459	—
Loans held-for-sale market adjustment	—	2,445
Operating lease liabilities	2,009	2,198
State tax benefit	322	1,365
Other	511	360
Total deferred tax assets	14,958	13,280
Deferred tax liabilities:
Depreciation on premises and equipment	1,051	208
Unrealized gain on investment securities	—	4
Loans held-for-sale market adjustment	8,745	—
Deferred loan origination costs	98	177
Operating lease assets	1,876	2,004
Other	73	63
Total deferred tax liabilities	11,843	2,456
Deferred tax assets, net	$3,115	$10,824

The Company had no valuation allowance for deferred tax assets as of December 31, 2022 and 2021. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences become deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, and a valuation allowance was not necessary as of December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company had no unrecognized tax benefits or related accrued interest. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income taxes. The Company does not expect the total amount of unrecognized tax benefit to significantly increase or decrease in the next twelve months.
The Company and the Bank are subject to U.S. federal and various state jurisdictions income tax examinations. As of December 31, 2022, the Company is no longer subject to examination by taxing authorities for tax years before 2019 for federal taxes and before 2018 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been immaterial to the Company’s financial results.
Note 15. Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute earnings per share for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share)	2022	2021	2020
Basic earnings per share:
Net income	$34,987	$40,103	$16,175
Less: income allocated to unvested restricted stock	(157)	(156)	(37)
Net income allocated to common stock	$34,830	$39,947	$16,138
Weighted-average total common shares outstanding	14,888,633	15,076,183	15,419,455
Less: weighted-average unvested restricted stock	(66,615)	(58,546)	(35,224)
Weighted-average common shares outstanding, basic	14,822,018	15,017,637	15,384,231
Basic earnings per share	$2.35	$2.66	$1.05
Diluted earnings per share:
Net income allocated to common stock	$34,830	$39,947	$16,138
Weighted-average commons shares outstanding	14,822,018	15,017,637	15,384,231
Diluted effect of stock options	243,157	236,183	64,661
Diluted weighted-average common shares outstanding	15,065,175	15,253,820	15,448,892
Diluted earnings per share	$2.31	$2.62	$1.04

There were 65,000, 65,000, and 601,019 stock options excluded in computing diluted earnings per share because they were anti-dilutive for years ended December 31, 2022, 2021, and 2020, respectively.
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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
	2022		2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$3,117	$251,178	$8,261	$160,739
Unfunded loan commitments	692	38,486	595	29,688
Standby letters of credit	2,989	1,901	3,078	1,431
Commercial letters of credit	—	502	91	524
Total	$6,798	$292,067	$12,025	$192,382

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for the loans reflected in the consolidated financial statements. The Company maintained reserve for off-balance sheet items of $299 thousand and $214 thousand, respectively, at December 31, 2022 and 2021.

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
On December 16, 2021, a complaint based on the incident was filed in the Los Angeles County Superior Court seeking damages, injunctive relief, and equitable relief. The Bank expresses no opinion on the merits of the Matter. The Bank had answered, responded, and will continue to defend itself from the claims and causes of action asserted in the complaint to the fullest extent permitted by applicable law. Those defenses will be based in part on the fact that the Bank has implemented security procedures, practices, and a robust information security program pursuant to guidance from financial regulators.
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income, totaled $100 thousand, which represents the retention amount on its insurance claims. During the year ended December 31, 2022, the Company incurred additional legal expenses of $220 thousand associated with the on-going legal matters related to the data incident, all of which are included in Professional Fees in Consolidated Statement of Income. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.

Note 17. Regulatory Matters
Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in from 0.0% in 2015 to 2.50% by 2019. Management believes as of December 31, 2022 and 2021, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” in 2018, which increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.79% and 9.52%, respectively, as of December 31, 2022, and 8.04% and 7.73%, respectively, as of December 31, 2021. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$276,360	13.29%	$93,554	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	370,742	17.83%	166,319	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	345,501	16.62%	124,739	6.0%	N/A	N/A
Tier 1 capital (to average assets)	345,501	14.33%	96,472	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$338,891	16.30%	$93,553	4.5%	$135,131	6.5%
Total capital (to risk-weighted assets)	364,132	17.52%	166,316	8.0%	207,895	10.0%
Tier 1 capital (to risk-weighted assets)	338,891	16.30%	124,737	6.0%	166,316	8.0%
Tier 1 capital (to average assets)	338,891	14.05%	96,469	4.0%	120,586	5.0%
December 31, 2021
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$255,650	14.79%	$77,762	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	277,263	16.04%	138,244	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	255,650	14.79%	103,683	6.0%	N/A	N/A
Tier 1 capital (to average assets)	255,650	12.11%	84,445	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$250,145	14.48%	$77,761	4.5%	$112,321	6.5%
Total capital (to risk-weighted assets)	271,757	15.73%	138,241	8.0%	172,801	10.0%
Tier 1 capital (to risk-weighted assets)	250,145	14.48%	103,681	6.0%	138,241	8.0%
Tier 1 capital (to average assets)	250,145	11.85%	84,443	4.0%	105,554	5.0%

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
Note 18. Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$90	$81	$91
Account analysis fees	936	885	860
Non-sufficient funds charges	221	165	228
Other deposit related fees	79	64	77
Total service charges and fees on deposits	1,326	1,195	1,256
Debit card fees	335	306	252
Gain (loss) on sale of other real estate owned	152	74	9
Wire transfer fees	643	596	530
Other service charges	186	198	184
Total	$2,642	$2,369	$2,231

Note 19. Condensed Financial Statements for Parent Company
The parent company’s condensed statements of financial condition as of December 31, 2022 and 2021, and the related condensed statements of income and comprehensive income, and condensed statements of cash flows for the years ended December 31, 2022, 2021, and 2020 are presented below:
Condensed Balance Sheets

	December 31,
($ in thousands)	2022	2021
Assets
Cash	$6,549	$5,451
Investment in subsidiary	328,832	250,780
Other assets	61	55
Total assets	$335,442	$256,286
Liabilities and Shareholders’ Equity
Total liabilities	$—	$—
Total shareholders’ equity	335,442	256,286
Total liabilities and shareholders’ equity	$335,442	$256,286

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Income:
Dividends from subsidiary	$16,597	$18,375	$13,600
Other income	—	—	—
Total income	16,597	18,375	13,600
Expense:
Other expense	912	753	798
Total expense	912	753	798
Income before taxes and equity in undistributed subsidiary income	15,685	17,622	12,802
Income tax benefit	(265)	(223)	(234)
Income before equity in undistributed subsidiary income	15,950	17,845	13,036
Equity in undistributed subsidiary income	19,037	22,258	3,139
Net income	34,987	40,103	16,175
Other comprehensive income (loss), net of tax	(10,665)	(1,802)	2,013
Comprehensive income	$24,322	$38,301	$18,188

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$34,987	$40,103	$16,175
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(19,037)	(22,258)	(3,139)
Change in other assets	(6)	(11)	47
Net cash provided by operating activities	15,944	17,834	13,083
Cash flows from investing activities:
Capital contribution to subsidiary	(69,141)	—	—
Net cash used in investing activities	(69,141)	—	—
Cash flows from financing activities:
Issuance of preferred stock	69,141	—	—
Restricted stock surrendered due to employee tax liability	(8)	(4)	(2)
Repurchase of common stock	(6,732)	(10,876)	(6,487)
Stock options exercised	840	1,279	693
Cash dividends paid on common stock	(8,946)	(6,655)	(6,153)
Net cash used in financing activities	54,295	(16,256)	(11,949)
Net increase in cash and cash equivalents	1,098	1,578	1,134
Cash and cash equivalents at beginning of year	5,451	3,873	2,739
Cash and cash equivalents at end of year	$6,549	$5,451	$3,873

Note 20. Subsequent Events
Dividend Declared on Common Stock. On January 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share for the first quarter of 2023. The dividend was paid on February 17, 2023, to shareholders of record as of the close of business on February 10, 2023.
Amendment to the Stock Repurchase Plan. On January 26, 2023, the Company’s Board of Directors approved an amendment to its current repurchase program that was approved and announced on July 28, 2022, which extends the expiration date from February 1, 2023 to February 1, 2024.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, the Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.
Attestation Report of the Company's Independent Registered Public Accounting Firm
As an Emerging Growth Company and Smaller Reporting Company, the Company is not required to provide an attestation report on its internal control over financial reporting by its independent registered public accounting firm.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during its fourth fiscal quarter of 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), which will be filed with the SEC not later than April 30, 2023.
The Company adopted a written Code of Ethics and Business Conduct based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics and Business Conduct applies to all of the Company’s directors, officers and employees. The full text of the Code is available on the Company’s website at www.mypcbbank.com, by clicking “About,” then “Investor Relations,” then “Corporate Governance” and then “Governance Documents.”
During the year ended December 31, 2022, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement which will be filed with the SEC not later than April 30, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement which will be filed with the SEC not later than April 30, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement which will be filed with the SEC not later than April 30, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement which will be filed with the SEC not later than April 30, 2023.

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

PCB Bancorp

Date:	March 9, 2023	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Henry Kim	Director, President and Chief Executive Officer	March 9, 2023
	Henry Kim	(Principal Executive Officer)

By:	/s/ Timothy Chang	Executive Vice President and Chief Financial Officer	March 9, 2023
	Timothy Chang	(Principal Financial and Accounting Officer)

By:	/s/ Sang Young Lee	Chairman of the Board of Directors	March 9, 2023
Sang Young Lee

By:	/s/ Kijun Ahn	Director	March 9, 2023
Kijun Ahn

By:	/s/ Daniel Cho	Director	March 9, 2023
Daniel Cho

By:	/s/ Haeyoung Cho	Director	March 9, 2023
Haeyoung Cho

By:	/s/ Janice Chung	Director	March 9, 2023
Janice Chung

By:	/s/ Sarah Jun	Director	March 9, 2023
Sarah Jun

By:	/s/ Hong Kyun “Daniel” Park	Director	March 9, 2023
Hong Kyun “Daniel” Park

By:	/s/ Don Rhee	Director	March 9, 2023
Don Rhee