Form 10-Q
period 2023-03-31
PCB BANCORP
filed 2023-05-09
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of April 30, 2023, the registrant had outstanding 14,317,390 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
March 31, 2023

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
•our ability to successfully manage our credit risk and the sufficiency of our allowance for credit loss;
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
•adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks and may affect our customers’ behavior and our stock price;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$25,801	$23,202
Interest-bearing deposits in other financial institutions	164,718	123,829
Total cash and cash equivalents	190,519	147,031
Securities available-for-sale, at fair value (amortized cost of $157,752 and $156,978 at March 31, 2023 and December 31, 2022, respectively, and allowance for credit losses of $0 at March 31, 2023)	144,665	141,863
Loans held-for-sale, at lower of cost or fair value	14,352	22,811
Loans held-for-investment, net of deferred fees and costs	2,092,442	2,046,063
Allowance for credit losses on loans (1)	(24,694)	(24,942)
Net loans held-for-investment	2,067,748	2,021,121
Premises and equipment, net	6,473	6,916
Federal Home Loan Bank and other restricted stock, at cost	10,183	10,183
Bank-owned life insurance	30,244	30,064
Deferred tax assets, net	3,753	3,115
Servicing assets	7,345	7,347
Operating lease assets	5,854	6,358
Accrued interest receivable	7,998	7,472
Other assets	11,390	15,755
Total assets	$2,500,524	$2,420,036
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$653,970	$734,989
Savings, NOW and money market accounts	460,187	514,741
Time deposits of $250,000 or less	513,068	382,377
Time deposits of more than $250,000	514,464	413,876
Total deposits	2,141,689	2,045,983
Federal Home Loan Bank advances	—	20,000
Operating lease liabilities	6,238	6,809
Accrued interest payable and other liabilities	15,767	11,802
Total liabilities	2,163,694	2,084,594
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,297,870 and 14,625,474 shares issued and outstanding, respectively, and included 45,761 and 62,022 shares of unvested restricted stock, respectively, at March 31, 2023 and December 31, 2022	143,356	149,631
Retained earnings	133,415	127,181
Accumulated other comprehensive income (loss), net	(9,082)	(10,511)
Total shareholders’ equity	336,830	335,442
Total liabilities and shareholders’ equity	$2,500,524	$2,420,036

(1)    Allowance for credit losses on loans at March 31, 2023 is presented under ASC 326, while prior period comparison continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$31,229	$20,190
Tax-exempt investment securities	34	36
Taxable investment securities	1,068	440
Other interest-earning assets	2,205	228
Total interest income	34,536	20,894
Interest expense:
Deposits	11,913	850
Other borrowings	209	51
Total interest expense	12,122	901
Net interest income	22,414	19,993
Reversal for credit losses (1)	(2,778)	(1,191)
Net interest income after reversal for credit losses	25,192	21,184
Noninterest income:
Service charges and fees on deposits	344	303
Loan servicing income	860	700
Bank-owned life insurance income	180	172
Gain on sale of loans	1,309	3,777
Other income	328	334
Total noninterest income	3,021	5,286
Noninterest expense:
Salaries and employee benefits	8,928	8,595
Occupancy and equipment	1,896	1,397
Professional fees	732	403
Marketing and business promotion	372	207
Data processing	412	404
Director fees and expenses	180	169
Regulatory assessments	155	141
Other expense	1,079	755
Total noninterest expense	13,754	12,071
Income before income taxes	14,459	14,399
Income tax expense	4,162	4,159
Net income	$10,297	$10,240

Earnings per common share, basic	$0.71	$0.69
Earnings per common share, diluted	$0.70	$0.67

Weighted-average common shares outstanding, basic	14,419,155	14,848,014
Weighted-average common shares outstanding, diluted	14,574,929	15,141,693

(1)    Reversal for credit losses for the three months ended March 31, 2023 is presented under ASC 326, while prior period comparison continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$10,297	$10,240
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	2,028	(5,467)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(599)	1,615
Total other comprehensive income (loss), net of tax	1,429	(3,852)
Total comprehensive income	$11,726	$6,388

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	—	14,865,825	$—	$154,992	$101,140	$154	$256,286
Comprehensive income (loss)
Net income	—	—	—	—	10,240	—	10,240
Other comprehensive loss, net of tax	—	—	—	—	—	(3,852)	(3,852)
Issuance of restricted stock		25,000	—	—	—	—	—
Forfeiture of restricted stock		(200)	—	—	—	—	—
Share-based compensation expense	—	—	—	141	—	—	141
Stock options exercised	—	54,038	—	481	—	—	481
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,238)	—	(2,238)
Balance at March 31, 2022	—	14,944,663	$—	$155,614	$109,142	$(3,698)	$261,058

Balance at January 1, 2023	69,141	14,625,474	$69,141	$149,631	$127,181	$(10,511)	$335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income
Net income	—	—	—	—	10,297	—	10,297
Other comprehensive income, net of tax	—	—	—	—	—	1,429	1,429
Repurchase of common stock	—	(385,381)	—	(6,845)	—	—	(6,845)
Share-based compensation expense	—	—	—	120	—	—	120
Stock options exercised	—	57,777	—	450	—	—	450
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,177)	—	(2,177)
Balance at March 31, 2023	69,141	14,297,870	$69,141	$143,356	$133,415	$(9,082)	$336,830

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31, 2023
	2023	2022
Cash flows from operating activities
Net income	$10,297	$10,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	559	309
Net amortization of premiums on securities	57	135
Net accretion of discounts on loans	(671)	(908)
Net accretion of deferred loan fees	(175)	(1,165)
Amortization of servicing assets	423	531
Reversal for credit losses (1)	(2,778)	(1,191)
Bank-owned life insurance income	(180)	(172)
Deferred tax expense (benefit)	(449)	544
Stock-based compensation	120	141
Gain on sale of loans	(1,309)	(3,777)
Originations of loans held-for-sale	(22,741)	(21,240)
Proceeds from sales of and principal collected on loans held-for-sale	28,929	43,894
Change in accrued interest receivable and other assets	3,840	(780)
Change in accrued interest payable and other liabilities	2,296	2,601
Net cash provided by operating activities	18,218	29,162
Cash flows from investing activities
Purchase of securities available-for-sale	(4,908)	(19,915)
Proceeds from maturities and paydowns of securities available-for-sale	4,077	6,166
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	5,074	—
Net change in loans held-for-investment	(30,244)	(9,655)
Purchase of loans held-for-investment	(15,741)	—
Purchases of premises and equipment	(122)	(319)
Net cash used in investing activities	(41,864)	(23,723)
Cash flows from financing activities
Net change in deposits	95,706	43,245
Net change in short-term Federal Home Loan Bank advances	(20,000)	—
Stock options exercised	450	481
Repurchase of common stock	(6,845)	—
Cash dividends paid on common stock	(2,177)	(2,238)
Net cash provided by financing activities	67,134	41,488
Net increase in cash and cash equivalents	43,488	46,927
Cash and cash equivalents at beginning of period	147,031	203,285
Cash and cash equivalents at end of period	$190,519	$250,212

(1)    Reversal for credit losses for the three months ended March 31, 2023 is presented under ASC 326, while prior period comparison continue to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Three Months Ended March 31, 2023
	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$7,954	$1,102
Income taxes paid	56	36
Supplemental disclosures of non-cash investment activities:
Right of use assets obtained in exchange for lease obligations	195	335

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. The Company changed its subsidiary name from Pacific City Bank to PCB Bank on August 25, 2022. As of March 31, 2023, the Bank operated 11 full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and seven loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC. The December 31, 2022 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. Other than the adoption of ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)” discussed below, the Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
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

Adopted Accounting Pronouncements
During the three months ended March 31, 2023, the Company adopted following accounting pronouncements.
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
On January 1, 2023, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $1.9 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the allowance for credit losses (“ACL”) on loans of $1.1 million and the ACL on off-balance sheet credit exposures of $1.6 million, net of related deferred tax assets arising from temporary differences of $788 thousand. The initial adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within in the scope of ASC 326 as of January 1, 2023, as well as management’s current expectation of future economic conditions.
The following table summarizes the initial adjustment to the ACL as of January 1, 2023:

($ in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets
ACL on loans
Commercial real estate	$15,536	$(610)	$14,926
Commercial and industrial	5,502	4,344	9,846
Consumer	3,904	(2,667)	1,237
Total ACL on loans	24,942	1,067	26,009
Deferred tax assets	3,115	788	3,903
Liabilities
ACL on off-balance sheet credit exposures	$299	$1,607	1,906
Shareholders’ equity
Retained earnings	$127,181	$(1,886)	125,295

In conjunction with the adoption of ASC 326, the Company made an accounting policy election not to measure an ACL on accrued interest receivables for the loans collectively evaluated. For the loans individually evaluated, the Company considers accrued interest receivables as a part of the amortized cost and measures an ACL.
When accrued interest receivable is deemed to be uncollectable, the Company promptly reverses such balances through current period interest income in the period they are deemed uncollectable. Additionally, the Company has also elected not to include the balance of accrued interest receivable in the amortized cost basis of financial assets within the scope of ASC 326. Accrued interest receivable will continue to be presented separately in the Consolidated Balance Sheets.
ACL on securities available-for-sale
The Company reviewed securities available-for-sale that were in an unrealized loss position as of January 1, 2023 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. Additionally, there were no investment securities with previously recorded other-than-temporary impairment (“OTTI”) as of January 1, 2023. As such, no ACL was recorded for securities available-for-sale as of January 1, 2023.

ACL on loans
The measurement of the ACL on loans is performed by collectively evaluating loans with similar risk characteristics using a discounted cash flow approach. The discounted cash flow methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, as well as reasonable and supportable forecasts, and generates an estimate of the contractual cash flows that are not expected to be collected over the life of the loan.
PD and LGD are forecasted over a one-year time horizon using economic forecast scenarios, which the Company believes is a reasonable and supportable period. Beyond the one-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over one-year period. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios, as well as determining the appropriate length of the forecast horizon. Management utilizes the economic forecasts provided by the Federal Open Market Committee (“FOMC”) to forecast the first 4 quarters of the credit loss estimate. The FOMC projects national unemployment rate and the projected change in the year-over-year national gross domestic product (“GDP”) growth rates over the forward-looking 4 quarters are used in determining the PD rates over the forecasted periods.
A portion of the collectively-evaluated ACL on loans also includes qualitative adjustments for risk factors not reflected or captured by the quantitative modeled ACL but are relevant in estimating future expected credit losses. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of ACL model data inputs.
Problem loans are typically substandard or have a worse internal risk grade, and may consist of loans on nonaccrual status where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. These problem loans, in the opinion of management, no longer possess risk characteristics similar to other loans in the loan segment, and as such may require individual evaluation for appropriate ACL for the loan. Performing loans individually evaluated, the Company measures the expected credit loss for the loan based on a discounted cash flow approach or fair value of collateral, less costs to sell. Collateral dependent loans are loans to borrowers with financial difficulty where the repayment of the loan is expected from the operation of and/or eventual liquidation of the underlying collateral.
As a part of the adoption of ASC 326, the Company reviewed and revised certain loan segments for the Company’s ACL model. Before the adoption of ASC 326, commercial property and SBA property loans were separately presented and represented 63.0% and 6.6% of loans held-for-investment at December 31, 2022, respectively. The Company re-divided these loan segments into commercial property, business property and multifamily loans, as described below, as these new loan segments are determined to share similar characteristics under the Company’s ACL model. In addition, four loan segments before the adoption of ASC 326 (commercial term loans, commercial lines of credit, SBA term loans and SBA PPP loans), which represented 12.2% of loans held-for-investment at December 31, 2022, are combined into a single loan segment, commercial and industrial (“C&I”) loans, as these loans are determined to share similar risk characteristics under the Company’s ACL model. However, loan related disclosures for prior periods continue to be presented under the legacy loan segments in this Quarterly Report on Form 10-Q.
Each loan segment bears varying degrees of risk based on, among other things, the type of loan and collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions and interest rate changes. The loan segments are as following:
Commercial Real Estate (“CRE”) Loans:
•Commercial property loans – Commercial property loans include loans for which the Company holds real property as collateral, but where the borrower does not occupy the underlying property. The primary risks associated with investor property loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, significant increases in interest rates, changes in market rents, and vacancy and conditions of the underlying property, any of which may make the real estate property unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•Business property loans – Business property loans include loans for which the Company holds real property as collateral and where the underlying property is occupied by the borrower, such as with a place of business. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. The primary risks associated with business property loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which reduce the cash flows of the underlying business. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
•Multifamily loans: Multifamily loans are secured by multi-tenant (5 or more units) residential real properties. Payments on multifamily loans are dependent on the successful operation or management of the properties, and repayment of these loans may be subject to adverse conditions in the real estate market or the economy.
•Construction loans: Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property, and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. The fair value of the underlying collateral may fluctuate as market conditions change. The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.
Commercial and Industrial Loans:
•Commercial and industrial loans – The C&I loan category includes commercial term loans and commercial lines of credit. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs and mortgage warehouse lending credit facilities. Mortgage warehouse lending is a line of credit given to a loan originator, the funds from which are used to finance a mortgage that a borrower uses to purchase single-family residential property or refinance an existing mortgage. The primary risk associated with C&I loans is the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans, and occasionally upon other borrower assets and guarantor assets.
Consumer Loans
•Residential mortgage loans – The primary risks of residential mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may reduce the borrower’s capacity to pay.
•Other consumer loans – Other consumer loans primarily include automobile loans, as well as unsecured lines of credit and term loans to high net worth individuals. Automobile loans have relatively lower LTV ratios on average and carry higher interest rates to offset for the inherently higher default risks. Unsecured lines of credit and term consumer loans are underwritten primarily based on the individual borrower’s income, current debt level, and past credit history. Repayment of these loans is dependent on the borrower’s ability to pay, and the fair value of the underlying collateral for automobile loans.

The following table presents a summary of reclassification of loans held-for-investment as the date indicated:

($ in thousands)	December 31, 2022	Reclassification	January 1, 2023
Commercial property (1)	$1,288,392	$(1,288,392)	$—
SBA property	134,892	(134,892)	—
Commercial property	N/A	772,020	772,020
Business property	N/A	526,513	526,513
Multifamily	N/A	124,751	124,751
Total Reclassed:	1,423,284	—	1,423,284
Construction	17,054	—	17,054
Commercial and industrial	249,250	—	249,250
Residential property	333,726	—	333,726
Other consumer	22,749	—	22,749
Total loans held-for-investment	$2,046,063	$—	$2,046,063

(1)    Commercial property loans under the legacy loan segments included all commercial property, business property and multifamily loans under the new loan segments.
The following table presents a summary of reclassification of ACL on loans as the date indicated as well as the initial adjustment to the ACL as of January 1, 2023:

($ in thousands)	December 31, 2022	Reclassification	January 1, 2023	Impact of ASC 326 Adoption	As Reported Under ASC 326
Commercial property (1)	$14,059	$(14,059)	$—	$—	$—
SBA property	1,326	(1,326)	—	—	—
Commercial property	N/A	8,502	8,502	(1,762)	6,740
Business property	N/A	5,749	5,749	896	6,645
Multifamily	N/A	1,134	1,134	256	1,390
Total Reclassed:	15,385	—	15,385	(610)	14,775
Construction	151	—	151	—	151
Commercial and industrial	5,502	—	5,502	4,344	9,846
Residential property	3,691	—	3,691	(2,534)	1,157
Other consumer	213	—	213	(133)	80
Total ACL	$24,942	$—	$24,942	$1,067	$26,009

(1)    Commercial property loans under the legacy loan segments included all commercial property, business property and multifamily loans under the new loan segments.
Allowance for Credit Losses for Off-Balance Sheet Credit Exposures
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL for off-balance sheet credit exposures. These assumptions are based on the Company’s own historical internal loan data.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326) - Troubled Debt Restructuring and Vintage Disclosures.” The amendments in this ASU eliminates the accounting guidance for TDRs by creditors in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for restructurings involving borrowers that are experiencing financial difficulty. This Update also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company adopted this ASU as of January 1, 2023, in conjunction with the adoption of ASU 2016-13. The Company did not have a material impact on its consolidated financial statements upon adoption of this ASU.
Recent Accounting Pronouncements Not Yet Adopted
There were no significant accounting pronouncements applicable to the Company that have not yet been adopted.

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
Loans individually evaluated: Certain collateral-dependent loans individually evaluated are recognized at fair value when they reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent loans individually evaluated are obtained from real estate brokers or other third-party consultants, and are classified as Level 3.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$100,843	$—	$100,843
Residential collateralized mortgage obligations	—	26,655	—	26,655
SBA loan pool securities	—	8,538	—	8,538
Municipal bonds	—	4,270	—	4,270
Corporate bonds	—	4,359	—	4,359
Total securities available-for-sale	—	144,665	—	144,665
Total assets measured at fair value on a recurring basis	$—	$144,665	$—	$144,665
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$96,900	$—	$96,900
Residential collateralized mortgage obligations	—	26,956	—	26,956
SBA loan pool securities	—	9,298	—	9,298
Municipal bonds	—	4,186	—	4,186
Corporate bonds	—	4,523	—	4,523
Total securities available-for-sale	—	141,863	—	141,863
Total assets measured at fair value on a recurring basis	$—	$141,863	$—	$141,863
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023
Loans individually evaluated:
Business property	$—	$—	$50	$50
Total loans individually evaluated	—	—	50	50
Total assets measured at fair value on a non-recurring basis	$—	$—	$50	$50
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2022
Impaired loans:
Commercial lines of credit (1)	$—	$—	$4,000	$4,000
Total impaired loans	—	—	4,000	4,000
Total assets measured at fair value on a non-recurring basis	$—	$—	$4,000	$4,000
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

(1)    Included in loans held-for-sale
The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
March 31, 2023
Loans individually evaluated:
Business property	$50	Fair value of collateral	NM	NM
December 31, 2022
Impaired loans:
Commercial lines of credit (1)	$4,000	Pending Sales Agreement	NM	NM

(1)    Included in loans held-for-sale.
The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Loans individually evaluated:
Business property	$(29)	$—
Commercial and industrial	1,074	—
Net gains recognized	$1,045	$—

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Interest-bearing deposits in other financial institutions	$164,718	$164,718	$164,718	$—	$—
Securities available-for-sale	144,665	144,665	—	144,665	—
Loans held-for-sale	14,352	15,425	—	15,425	—
Net loans held-for-investment	2,067,748	2,000,393	—	—	2,000,393
Federal Home Loan Bank (“FHLB”) and other restricted stock	10,183	N/A	N/A	N/A	N/A
Accrued interest receivable	7,998	7,998	269	436	7,293
Financial liabilities:
Deposits	$2,141,689	$2,139,042	$—	$—	$2,139,042
Accrued interest payable	7,327	7,327	—	—	7,327
December 31, 2022
Financial assets:
Interest-bearing deposits in other financial institutions	$123,829	$123,829	$123,829	$—	$—
Securities available-for-sale	141,863	141,863	—	141,863	—
Loans held-for-sale	22,811	23,992	—	23,992	—
Net loans held-for-investment	2,021,121	1,970,235	—	—	1,970,235
FHLB and other restricted stock	10,183	N/A	N/A	N/A	N/A
Accrued interest receivable	7,472	7,472	49	475	6,948
Financial liabilities:
Deposits	$2,045,983	$2,041,667	$—	$—	$2,041,667
FHLB advances	20,000	20,001	—	20,001	—
Accrued interest payable	3,159	3,159	—	5	3,154

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$111,737	$72	$(10,966)	$100,843
Residential collateralized mortgage obligations	27,863	138	(1,346)	26,655
SBA loan pool securities	8,891	4	(357)	8,538
Municipal bonds	4,261	15	(6)	4,270
Corporate bonds	5,000	—	(641)	4,359
Total securities available-for-sale	$157,752	$229	$(13,316)	$144,665
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$109,497	$1	$(12,598)	$96,900
Residential collateralized mortgage obligations	28,515	107	(1,666)	26,956
SBA loan pool securities	9,704	8	(414)	9,298
Municipal bonds	4,262	2	(78)	4,186
Corporate bonds	5,000	—	(477)	4,523
Total securities available-for-sale	$156,978	$118	$(15,233)	$141,863

As of March 31, 2023 and December 31, 2022, pledged securities were $67.3 million and $69.0 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $436 thousand and $475 thousand at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. government sponsored enterprise, in an amount greater than 10% of shareholder’s equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2023
($ in thousands)	Amortized Cost	Fair Value
Within one year	$958	$956
One to five years	868	868
Five to ten years	5,081	4,440
Greater than ten years	2,354	2,365
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	148,491	136,036
Total	$157,752	$144,665

The Company had no proceeds from sales and calls of securities available-for-sale for the three months ended March 31, 2023 or 2022.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an ACL has not been recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$25,053	$(764)	17	$66,963	$(10,202)	99	$92,016	$(10,966)	116
Residential collateralized mortgage obligations	2,211	(43)	4	13,646	(1,303)	33	15,857	(1,346)	37
SBA loan pool securities	3,622	(15)	3	4,024	(342)	11	7,646	(357)	14
Municipal bonds	1,729	(6)	6	—	—	—	1,729	(6)	6
Corporate bonds	—	—	—	4,359	(641)	1	4,359	(641)	1
Total securities available-for-sale	$32,615	$(828)	30	$88,992	$(12,488)	144	$121,607	$(13,316)	174
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$55,171	$(3,721)	83	$41,697	$(8,877)	36	$96,868	$(12,598)	119
Residential collateralized mortgage obligations	12,600	(1,191)	29	2,262	(475)	7	14,862	(1,666)	36
SBA loan pool securities	7,161	(325)	12	821	(89)	2	7,982	(414)	14
Municipal bonds	3,314	(78)	11	—	—	—	3,314	(78)	11
Corporate bonds	4,523	(477)	1	—	—	—	4,523	(477)	1
Total securities available-for-sale	$82,769	$(5,792)	136	$44,780	$(9,441)	45	$127,549	$(15,233)	181

As of March 31, 2023, 94.1%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses did not warrant an ACL as of March 31, 2023.
As of March 31, 2023, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
On January 1, 2023, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative-effect adjustment to retained earnings. Balance sheet information and results for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	March 31, 2023	January 1, 2023
Commercial real estate:
Commercial property	$780,282	$772,020
Business property	521,965	526,513
Multifamily	127,012	124,751
Construction	15,930	17,054
Total commercial real estate	1,445,189	1,440,338
Commercial and industrial	267,674	249,250
Consumer:
Residential mortgage	356,967	333,726
Other consumer	22,612	22,749
Total consumer	379,579	356,475
Loans held-for-investment	2,092,442	2,046,063
Allowance for credit losses on loans	(24,694)	(26,009)
Net loans held-for-investment	$2,067,748	$2,020,054

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of March 31, 2023, the Company had $112 thousand of such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

($ in thousands)	Three Months Ended March 31, 2023
Reversal for credit losses on loans	$(2,417)
Provision (reversal) for credit losses on off-balance sheet credit exposures (1)	(361)
Total reversal for credit losses	$(2,778)

(1)    Provision for credit losses on off-balance sheet credit exposures for the three months ended March 31, 2022 was recorded in Other Expense on the Consolidated Statements of Income (Unaudited).

The following tables present the activities in ACL on loans for the period indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	5	—	—	1,085	—	12	1,102
Provision (reversal) for credit losses on loans	1,736	(581)	(9)	5	(3,617)	57	(8)	(2,417)
Balance at March 31, 2023	$8,476	$6,069	$1,381	$156	$7,314	$1,214	$84	$24,694

The decrease in ACL was primarily due to the decrease in the qualitative adjustment factors from net recoveries and credit quality improvements during the three months ended March 31, 2023; however, quantitatively measured ACL increased primarily due to the recent FOMC projections of national unemployment rate and GDP growth rate published in March 2023.
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

The following table summarize the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of March 31,2023 and gross write offs for the three months ended March 31, 2023. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
Commercial Real Estate:
Commercial property
Pass	$31,346	$278,467	$164,887	$87,488	$82,571	$129,233	$934	$—	$774,926
Special mention	—	—	493	—	—	2,996	—	—	3,489
Substandard	—	—	—	—	316	1,551	—	—	1,867
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,346	$278,467	$165,380	$87,488	$82,887	$133,780	$934	$—	$780,282
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$18,532	$109,693	$182,537	$52,538	$73,046	$75,492	$2,555	$4,411	$518,804
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	192	—	2,337	632	—	—	3,161
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,532	$109,693	$182,729	$52,538	$75,383	$76,124	$2,555	$4,411	$521,965
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$2,968	$41,146	$43,971	$26,996	$2,457	$9,474	$—	$—	$127,012
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,968	$41,146	$43,971	$26,996	$2,457	$9,474	$—	$—	$127,012
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$6,259	$—	$6,503	$3,168	$—	$—	$—	$15,930
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$6,259	$—	$6,503	$3,168	$—	$—	$—	$15,930
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023 (Continued)
Commercial and Industrial
Pass	$19,570	$34,078	$14,410	$7,984	$8,565	$18,020	$156,369	$5,653	$264,649
Special mention	—	—	—	380	399	259	1,000	—	2,038
Substandard	—	—	—	—	87	900	—	—	987
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,570	$34,078	$14,410	$8,364	$9,051	$19,179	$157,369	$5,653	$267,674
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Residential mortgage
Pass	$30,268	$171,982	$80,512	$11,931	$11,520	$50,754	$—	$—	$356,967
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,268	$171,982	$80,512	$11,931	$11,520	$50,754	$—	$—	$356,967
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$2,497	$10,058	$4,716	$2,444	$1,244	$176	$1,432	$—	$22,567
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	33	—	10	2	—	—	—	45
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,497	$10,091	$4,716	$2,454	$1,246	$176	$1,432	$—	$22,612
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans held-for-investment
Pass	$105,181	$651,683	$491,033	$195,884	$182,571	$283,149	$161,290	$10,064	$2,080,855
Special mention	—	—	493	380	399	3,255	1,000	—	5,527
Substandard	—	33	192	10	2,742	3,083	—	—	6,060
Doubtful	—	—	—	—	—	—	—	—	—
Total	$105,181	$651,716	$491,718	$196,274	$185,712	$289,487	$162,290	$10,064	$2,092,442
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
March 31, 2023
Commercial real estate:
Business property	$2,904	$50	$29	$2,904	$29
Total commercial real estate	2,904	50	29	2,904	29
Commercial and industrial	11	—	—	11	—
Consumer:
Other consumer	45	—	—	—	—
Total consumer	45	—	—	—	—
Total	$2,960	$50	$29	$2,915	$29

There were no nonaccrual loans guaranteed by a U.S. government agency at March 31, 2023.
Collateral Dependent Loans
Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. The following table presents the collateral dependent loans by loan segments as of the date indicated:

($ in thousands)	Warehouse	School	Retail	Single Family Residential	Total
March 31, 2023
Commercial real estate:
Business property	$2,337	$517	$50	$—	$2,904
Total commercial real estate	2,337	517	50	—	2,904
Commercial and industrial	—	—	—	11	11
Total	$2,337	$517	$50	$11	$2,915

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
March 31, 2023
Commercial real estate:
Commercial property	$706	$—	$—	$706	$—	$—	$—	$—	$706
Business property	39	—	—	39	—	—	51	51	90
Total commercial real estate	745	—	—	745	—	—	51	51	796
Consumer:
Other consumer	34	13	—	47	33	—	—	33	80
Total consumer	34	13	—	47	33	—	—	33	80
Total	$779	$13	$—	$792	$33	$—	$51	$84	$876

Loan Modification
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or combination of at above mentioned modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
The following table presents the loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2023 by loan segments and modification type.

($ in thousands)	Interest Only	Total	Percentage to Each Loan Segment
Commercial and industrial	$11	$11	0.1%
Total	$11	$11	0.1%

The Company had no commitments to lend to the borrower included in the above table as of March 31, 2023. The loan was current status as of March 31, 2023 and had no payment default during the three months ended March 31, 2023.
Purchases, Sales, and Transfers
The Company had no loans that were transferred from loans held-for-investment to loans held-for-sale the three months ended March 31, 2023.
The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three months ended March 31, 2023.
The following table presents a summary of purchases of loans held-for-investment for the period indicated:

($ in thousands)	Three Months Ended March 31, 2023
Consumer:
Residential mortgage	$15,741
Total consumer	15,741
Total	$15,741

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	March 31, 2023
Commercial real estate:
Commercial property	$3,494
Business property	9,425
Total commercial real estate	12,919
Commercial and industrial	1,433
Total	$14,352

Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred to held-for-sale at the lower of cost or fair value. Certain loans are transferred to held-for-sale with write-downs to ACL on loans.

Prior to Adoption of ASC 326
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment by legacy loan segments as of the date indicated:

($ in thousands)	December 31, 2022
Real estate loans:
Commercial property	$1,288,392
Residential property	333,726
SBA property	134,892
Construction	17,054
Total real estate loans	1,774,064
Commercial and industrial loans:
Commercial term	77,700
Commercial lines of credit	154,142
SBA commercial term	16,211
SBA PPP	1,197
Total commercial and industrial loans	249,250
Other consumer loans	22,749
Loans held-for-investment	2,046,063
Allowance for loan losses	(24,942)
Net loans held-for-investment	$2,021,121

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2022, the Company had $113 thousand of such loans outstanding.
Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by legacy loan segments for the period indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Other Consumer	Total
Balance at January 1, 2022	$16,797	$5,310	$274	$22,381
Charge-offs	—	—	(12)	(12)
Recoveries on loans previously charged off	—	5	15	20
Reversal for loan losses	(195)	(959)	(37)	(1,191)
Balance at March 31, 2022	$16,602	$4,356	$240	$21,198

The following tables present the information on allowance for loan losses and recorded investments by legacy loan segments and impairment methodology as of the date indicated:

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

Impaired Loans
The following table presents loans individually evaluated for impairment by legacy loan segments as of the date indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2022
Real estate loans:
Commercial property	$2,721	$2,727	$—	$—	$—
Residential property	372	372	—	—	—
SBA property	798	840	—	—	—
Total	$3,891	$3,939	$—	$—	$—

The following table presents information on the recorded investment in impaired loans by legacy loan segments for the period indicated:

	Three Months Ended March 31, 2022
($ in thousands)	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$325	$5
Residential property	461	—
SBA property	979	3
Commercial and industrial loans:
Commercial term	1	—
SBA commercial term	211	—
Total	$1,977	$8

The following presents a summary of interest foregone on impaired loans for the period indicated:

($ in thousands)	Three Months Ended March 31, 2022
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$26
Less: interest income recognized on impaired loans on a cash basis	(8)
Interest income foregone on impaired loans	$18

Credit Quality Indicators
The following table presents the risk categories for loans held-for-investment by legacy loan segments as of the date indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Real estate loans:
Commercial property	$1,282,044	$3,264	$3,084	$—	$1,288,392
Residential property	333,354	—	372	—	333,726
SBA property	132,910	245	1,737	—	134,892
Construction	17,054	—	—	—	17,054
Commercial and industrial loans:
Commercial term	75,473	1,248	979	—	77,700
Commercial lines of credit	152,042	2,100	—	—	154,142
SBA commercial term	16,175	—	36	—	16,211
SBA PPP	1,197	—	—	—	1,197
Other consumer loans	22,746	—	3	—	22,749
Total	$2,032,995	$6,857	$6,211	$—	$2,046,063

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by legacy loan segments as of the date indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
December 31, 2022
Real estate loans:
Commercial property	$—	$—	$—	$2,400	$2,400
Residential property	—	—	—	372	372
SBA property	—	—	—	585	585
Other consumer loans	47	87	—	3	137
Total	$47	$87	$—	$3,360	$3,494

Purchases, Sales, and Transfers
The Company had no loans that were transferred between loans held-for investment and loans held-for-sale, and no purchases of loans held-for-investment during the three months ended March 31, 2022.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	December 31, 2022
Real estate loans:
SBA property	$16,473
Commercial and industrial loans:
Commercial lines of credit	4,000
SBA commercial term	2,338
Total	$22,811

Note 5 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $27.1 million and $39.7 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.3 million and $3.8 million, respectively, during the three months ended March 31, 2023 and 2022. Loan servicing income was $860 thousand and $700 thousand for the three months ended March 31, 2023 and 2022, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	March 31, 2023				December 31, 2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$57	$6,842	$446	$7,345	$64	$6,831	$452	$7,347
Fair value	$112	$9,143	$635	$9,890	$118	$9,090	$620	$9,828
Discount rate	9.93%	12.30%	15.46%		7.73%	11.47%	12.55%
Prepayment speed	14.50%	14.67%	15.58%		17.10%	14.82%	18.93%
Weighted-average remaining life	20.6 years	21.3 years	6.8 years		20.8 years	21.4 years	6.7 years
Underlying loans being serviced	$12,016	$472,376	$56,110	$540,502	$13,058	$461,738	$56,299	$531,095

The following table present activity in servicing assets for the periods indicated:

	Three Months Ended March 31,
	2023				2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$64	$6,831	$452	$7,347	$86	$6,701	$482	$7,269
Additions	—	376	45	421	—	745	50	795
Amortization	(7)	(365)	(51)	(423)	(10)	(462)	(59)	(531)
Impairment	—	—	—	—	—	—	—	—
Balance at end of period	$57	$6,842	$446	$7,345	$76	$6,984	$473	$7,533

Note 6 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Operating lease cost (1)	$743	$665
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$810	$719
Right of use assets obtained in exchange for lease obligations	$195	$335

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Operating leases:
Operating lease assets	$5,854	$6,358
Operating lease liabilities	$6,238	$6,809
Weighted-average remaining lease term	4.3 years	4.3 years
Weighted-average discount rate	2.74%	2.66%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	March 31, 2023
Maturities:
2023	$1,982
2024	1,374
2025	1,233
2026	870
2027	422
After 2027	845
Total lease payment	6,726
Imputed Interest	(488)
Present value of operating lease liabilities	$6,238

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had no outstanding FHLB advance of March 31, 2023. At December 31, 2022, the Company had an overnight FHLB advance of $20.0 million with an interest rate of 4.65%. The Bank repaid the advance upon maturity.
At March 31, 2023 and December 31, 2022, loans pledged to secure borrowings from the FHLB were $1.20 billion and $1.16 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $10.0 million and $10.0 million at March 31, 2023 and December 31, 2022, respectively. The Company had additional borrowing capacity of $605.0 million and $561.7 million from the FHLB as of March 31, 2023 and December 31, 2022, respectively.
Other Borrowing Arrangements
At March 31, 2023, the Company had $29.8 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $37.2 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at March 31, 2023.

Note 8 - Shareholders’ Equity
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
Stock Repurchase
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 747,938 shares, through February 1, 2023. On January 26, 2023, the Company announced the amendment of the repurchase program, which extended the program expiration from February 1, 2023 to February 1, 2024. The Company completed this repurchase program during the three months ended March 31, 2023. The Company repurchased and retired 747,938 shares of common stock at a weighted-average price of $18.15 per share, totaling $13.6 million under this repurchase program.
Note 9 - Share-Based Compensation
On July 25, 2013, the Company adopted the 2013 Equity Based Stock Compensation Plan (“2013 EBSC Plan”) approved by its shareholders to replace the 2003 Stock Option Plan. The 2013 EBSC Plan provides 1,114,446 shares of common stock for equity based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of March 31, 2023, there were 411,670 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Share-based compensation expense related to:
Stock options	$36	$47
Restricted stock awards	84	94
Total share-based compensation expense	$120	$141
Related tax benefits	$25	$29

The following table presents unrecognized share-based compensation expense as of the date indicated:

	March 31, 2023
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$281	3.2 years
Restricted stock awards	679	2.8 years
Total unrecognized share-based compensation expense	$960	2.9 years

Stock Options
The following table represents stock option activity for the periods indicated:

	Three Months Ended March 31, 2023
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	566,637	$12.49	4.1 years	$2,946
Exercised	(57,777)	$7.78	1.3 years
Outstanding at end of period	508,860	$13.03	4.1 years	$745
Exercisable at end of period	420,860	$11.84	3.3 years	$1,115

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended March 31, 2023
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	94,000	$18.95
Vested	(6,000)	$22.61
Outstanding at end of period	88,000	$18.70

Restricted Stock Awards
The following table represents RSA activity for the periods indicated:

	Three Months Ended March 31, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	62,022	$16.59
Vested	(16,261)	$13.93
Outstanding at end of period	45,761	$17.53

Note 10 - Income Taxes
Income tax expense was $4.2 million and $4.2 million, respectively, and the effective tax rate was 28.8% and 28.9%, respectively, for the three months ended March 31, 2023 and 2022.
At March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of March 31, 2023, the Company is no longer subject to examination by taxing authorities for tax years before 2019 for federal taxes and before 2018 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 11 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
($ in thousands, except per share)	2023	2022
Basic earnings per share:
Net income	$10,297	$10,240
Less: income allocated to unvested restricted stock	(33)	(48)
Net income allocated to common stock	$10,264	$10,192
Weighted-average total common shares outstanding	14,465,833	14,918,594
Less: weighted-average unvested restricted stock	(46,678)	(70,580)
Weighted-average common shares outstanding, basic	14,419,155	14,848,014
Basic earnings per share	$0.71	$0.69
Diluted earnings per share:
Net income allocated to common stock	$10,264	$10,192
Weighted-average common shares outstanding, basic	14,419,155	14,848,014
Diluted effect of stock options	155,774	293,679
Weighted-average common shares outstanding, diluted	14,574,929	15,141,693
Diluted earnings per share	$0.70	$0.67

There were 93,700 and 60,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended March 31, 2023 and 2022, respectively.
Note 12 - Off-Balance Sheet Credit Exposures, Commitments and Other Contingencies
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and letters of credit. Those instruments involve to varying degrees, elements of credit, and interest rate risk not recognized in the Company’s consolidated financial statements.
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	March 31, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,142	$277,223	$3,117	$251,178
Unfunded loan commitments	399	40,359	692	38,486
Standby letters of credit	3,018	1,901	2,989	1,901
Commercial letters of credit	—	481	—	502
Total	$5,559	$319,964	$6,798	$292,067

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL for off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million. As of March 31, 2023 and December 31, 2022, the Company maintained an ACL on off-balance sheet credit exposures of $1.5 million and $299 thousand in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income, totaled $100 thousand, which represents the retention amount on its insurance claims. During the year ended December 31, 2022, the Company incurred additional legal expenses of $220 thousand associated with the on-going legal matters related to the data incident, all of which are included in Professional Fees in Consolidated Statement of Income. There were no additional expenses for the three months ended March 31, 2023. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.

Note 13 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of March 31, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which they are subject to. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.59% and 9.27%, respectively, as of March 31, 2023, and 8.79% and 9.52%, respectively, as of December 31, 2022. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$276,325	13.09%	$94,993	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	371,705	17.61%	168,876	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	345,466	16.37%	126,657	6.0%	N/A	N/A
Tier 1 capital (to average assets)	345,466	13.90%	99,389	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$338,319	16.03%	$94,990	4.5%	$137,208	6.5%
Total capital (to risk-weighted assets)	364,559	17.27%	168,871	8.0%	211,089	10.0%
Tier 1 capital (to risk-weighted assets)	338,319	16.03%	126,653	6.0%	168,871	8.0%
Tier 1 capital (to average assets)	338,319	13.62%	99,387	4.0%	124,233	5.0%
December 31, 2022
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$276,360	13.29%	$93,554	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	370,742	17.83%	166,319	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	345,501	16.62%	124,739	6.0%	N/A	N/A
Tier 1 capital (to average assets)	345,501	14.33%	96,472	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$338,891	16.30%	$93,553	4.5%	$135,131	6.5%
Total capital (to risk-weighted assets)	364,132	17.52%	166,316	8.0%	207,895	10.0%
Tier 1 capital (to risk-weighted assets)	338,891	16.30%	124,737	6.0%	166,316	8.0%
Tier 1 capital (to average assets)	338,891	14.05%	96,469	4.0%	120,586	5.0%

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
Note 14 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$26	$21
Account analysis fees	225	215
Non-sufficient funds charges	72	47
Other deposit related fees	21	20
Total service charges and fees on deposits	344	303
Debit card fees	73	84
Gain (loss) on sale of other real estate owned	—	—
Wire transfer fees	144	159
Other service charges	48	45
Total	$609	$591

Note 15 - Subsequent Events
Dividend Declared on Common Stock
On April 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on or about May 19, 2023, to shareholders of record as of the close of business on May 12, 2023.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three months ended March 31, 2023. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Adoption of CECL Accounting Standard
On January 1, 2022, the Company adopted the provisions of ASC 326, “Financial Instruments - Credit Losses (Topic 326)” Instruments. The adoption of ASC 326 changes the way the Company estimates the ACL on certain financial assets. The adoption of ASC 326 requires the Company to measure and record current expected credit losses for financial assets within the scope of ASC 326, which the Company currently consist substantially of loans, off-balance sheet credit exposures and securities available-for-sale. Measuring credit losses under the CECL framework requires a significant amount of judgment, including the incorporation of reasonable and supportable forecasts about future conditions that may ultimately impact the level of credit losses the Company may recognize. Under the CECL framework, current expected credit losses are recorded on financial assets within the scope of ASC 326 at the time of their origination or acquisition. Please also see Note 1 to the Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q for addition discussion.
The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company’s discounted cash flow methodology incorporates a PD and LGD model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts economic conditions and expected credit losses over a one-year time horizon. Beyond the one-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over one-year period. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios, as well as determining the appropriate length of the forecast horizon. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s PD and LGD, which can drive changes in the determination of the ACL.
A portion of the collectively-evaluated ACL on loans also includes qualitative adjustments for risk factors not reflected or captured by the quantitative modeled ACL but are relevant in estimating future expected credit losses. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of ACL model data inputs.

Problem loans are typically substandard or have a worse internal risk grade, and may consist of loans on nonaccrual status where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. These problem loans, in the opinion of management, no longer possess risk characteristics similar to other loans in the loan segment, and as such may require individual evaluation for appropriate ACL for the loan. Performing loans individually evaluated, the Company measures the expected credit loss for the loan based on a discounted cash flow approach or fair value of collateral, less costs to sell. Collateral dependent loans are loans to borrowers with financial difficulty where the repayment of the loan is expected from the operation of and/or eventual liquidation of the underlying collateral. Although management uses the best information available to derive estimates necessary to measure an appropriate level of the ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory and other conditions that may extend beyond the Company’s control.
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

	Three Months Ended March 31,
($ in thousands)	2023	2022
Average total shareholders' equity	$335,169	$259,367
Less: average preferred stock	69,141	—
Average tangible common equity	$266,028	$259,367
Net income	$10,297	$10,240
Annualized return on average shareholder's equity	12.46%	16.01%
Annualized return on average tangible common equity	15.70%	16.01%

($ in thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Total shareholders' equity	$336,830	$335,442	$261,058
Less: preferred stock	69,141	69,141	—
Tangible common equity	$267,689	$266,301	$261,058
Outstanding common shares	14,297,870	14,625,474	14,944,663
Book value per common share	$23.56	$22.94	$17.47
Tangible common equity per common share	$18.72	$18.21	$17.47
Total assets	$2,500,524	$2,420,036	$2,199,742
Total shareholders' equity to total assets	13.47%	13.86%	11.87%
Tangible common equity to total assets	10.71%	11.00%	11.87%

The following table presents reconciliation of ACL on loans to loans held-for-investment, excluding SBA PPP loans to its most comparable GAAP measure as of the dates indicated. The Company believed that this non-GAAP measure enhances comparability to prior periods in which there were no SBA PPP loans and provides supplemental information regarding the Company’s credit quality trend; however, this non-GAAP measure had become less significant as most of SBA PPP loans were forgiven or paid off during 2022.

($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Loans held-for-investment	$2,092,442	$2,046,063	$1,742,955
Less: SBA PPP loans	1,100	1,197	22,926
Loans held-for-investment, excluding SBA PPP loans	$2,091,342	$2,044,866	$1,720,029
ACL on loans (1)	$24,694	$24,942	$21,198
ACL on loans to loans held-for-investment	1.18%	1.22%	1.22%
ACL on loans to loans held-for-investment, excluding SBA PPP loans	1.18%	1.22%	1.23%

(1)    ACL and reversal for credit losses and ACL for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2023	2022
Selected balance sheet data:
Cash and cash equivalents	$190,519	$250,212
Securities available-for-sale	144,665	131,345
Loans held-for-sale	14,352	18,340
Loans held-for-investment	2,092,442	1,742,955
ACL on loans (1)	(24,694)	(21,198)
Total assets	2,500,524	2,199,742
Total deposits	2,141,689	1,910,379
Shareholders’ equity	336,830	261,058
Selected income statement data:
Interest income	$34,536	$20,894
Interest expense	12,122	901
Net interest income	22,414	19,993
Reversal for credit losses (1)	(2,778)	(1,191)
Noninterest income	3,021	5,286
Noninterest expense	13,754	12,071
Income before income taxes	14,459	14,399
Income tax expense	4,162	4,159
Net income	10,297	10,240
Per share data:
Earnings per common share, basic	$0.71	$0.69
Earnings per common share, diluted	0.70	0.67
Book value per common share (2)	23.56	17.47
Tangible common equity per common share (10)	18.72	17.47
Cash dividends declared per common share	0.15	0.15
Outstanding share data:
Number of common shares outstanding	14,297,870	14,944,663
Weighted-average common shares outstanding, basic	14,419,155	14,848,014
Weighted-average common shares outstanding, diluted	14,574,929	15,141,693

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2023	2022
Selected performance ratios:
Return on average assets (3)	1.69%	1.92%
Return on average shareholders' equity (3)	12.46%	16.01%
Return on average tangible common equity (3),(10)	15.70%	16.01%
Dividend payout ratio (4)	21.13%	21.74%
Efficiency ratio (5)	54.08%	47.75%
Yield on average interest-earning assets (3)	5.83%	4.04%
Cost of average interest-bearing liabilities (3)	3.45%	0.35%
Net interest spread (3)	2.38%	3.69%
Net interest margin (3), (6)	3.79%	3.87%
Total loans to total deposits ratio (7)	98.37%	92.20%
Asset quality:
Loans 30 to 89 days past due and still accruing	$792	$120
Nonperforming loans (8)	2,960	1,418
Nonperforming assets (9)	2,960	1,418
Net recoveries	(1,102)	(8)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.04%	0.01%
Nonperforming loans to loans held-for-investment	0.14%	0.08%
Nonperforming loans to ACL on loans	11.99%	6.69%
Nonperforming assets to total assets	0.12%	0.06%
ACL on loans to loans held-for-investment	1.18%	1.22%
ACL on loans to nonperforming loans	834.26%	1,494.92%
Net charge-offs (recoveries) to average loans held-for-investment (3)	(0.22)%	(0.01)%
Capital ratios:
Shareholders’ equity to total assets	13.47%	11.87%
Tangible common equity to total assets (10)	10.71%	11.87%
Average shareholders’ equity to average total assets	13.56%	12.00%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	13.09%	14.77%
Total capital (to risk-weighted assets)	17.61%	15.97%
Tier 1 capital (to risk-weighted assets)	16.37%	14.77%
Tier 1 capital (to average assets)	13.90%	12.22%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	16.03%	14.43%
Total capital (to risk-weighted assets)	17.27%	15.63%
Tier 1 capital (to risk-weighted assets)	16.03%	14.43%
Tier 1 capital (to average assets)	13.62%	11.94%

(1)    ACL and reversal for credit losses for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310. Provision for credit losses on off-balance sheet credit exposures of $2 thousand for the three months ended March 31, 2022 was recorded in Other Expense on the Consolidated Income Statement (Unaudited).
(2)    Shareholders’ equity divided by common shares outstanding.
(3)    Annualized.
(4)    Dividends declared per common share divided by basic earnings per common share.
(5)    Noninterest expenses divided by the sum of net interest income and noninterest income.
(6)    Net interest income divided by average total interest-earning assets.
(7)    Total loans include both loans held-for-sale and loans held-for-investment.
(8)    Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing.
(9)    Nonperforming assets include nonperforming loans and other real estate owned.
(10)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.

Executive Summary
Q1 2023 Financial Highlights
•Net income was $10.3 million for the three months ended March 31, 2023, an increase of $57 thousand, or 0.6%, from $10.2 million for the three months ended March 31, 2022;
•Adopted CECL accounting standard effective January 1, 2023, resulting in an initial adjustment to the ACL on loans of $1.1 million and the ACL on off-balance sheet credit exposures of $1.6 million;
▪Recorded a reversal for credit losses of $2.8 million for the three months ended March 31, 2023 compared with $1.2 million for the three months ended March 31, 2022.
▪ACL on loan to loans held-for-investment ratio was 1.18% at March 31, 2023 compared with 1.22% at December 31, 2022.
•Net interest income was $22.4 million for the three months ended March 31, 2023 compared with $20.0 million for the three months ended March 31, 2022. Net interest margin was 3.79% for the three months ended March 31, 2023 compared with 3.87% for the three months ended March 31, 2022.
•Gain on sale of loans was $1.3 million for the three months ended March 31, 2023 compared with $3.8 million for the three months ended March 31, 2022.
•Total assets were $2.50 billion at March 31, 2023, an increase of $80.5 million, or 3.3%, from $2.42 billion at December 31, 2022;
•Loans held-for-investment were $2.09 billion at March 31, 2023, an increase of $46.4 million, or 2.3%, from $2.05 billion at December 31, 2022;
•Total deposits were $2.14 billion at March 31, 2023, an increase of $95.7 million, or 4.7%, from $2.05 billion at December 31, 2022; and
•Completed the repurchase program that was announced on July 28, 2022. Repurchased and retired 747,938 shares of common stock at a weighted-average price of $18.15 under this program
Results of Operations
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
	2023			2022
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,072,415	$31,229	6.11%	$1,773,376	$20,190	4.62%
Mortgage backed securities	97,578	683	2.84%	84,223	307	1.48%
Collateralized mortgage obligation	26,743	256	3.88%	18,242	48	1.07%
SBA loan pool securities	9,027	82	3.68%	10,095	38	1.53%
Municipal bonds - tax exempt (2)	4,221	34	3.27%	5,632	36	2.59%
Corporate bonds	4,510	47	4.23%	5,038	47	3.78%
Interest-bearing deposits in other financial institutions	176,626	2,023	4.65%	190,341	96	0.20%
FHLB and other bank stock	10,183	182	7.25%	8,577	132	6.24%
Total interest-earning assets	2,401,303	34,536	5.83%	2,095,524	20,894	4.04%
Noninterest-earning assets:
Cash and due from banks	21,155			20,385
Allowance for credit losses on loans	(26,757)			(22,377)
Other assets	75,175			67,600
Total noninterest earning assets	69,573			65,608
Total assets	$2,470,876			$2,161,132
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$485,962	3,445	2.87%	$431,981	313	0.29%
Savings	8,099	5	0.25%	15,644	2	0.05%
Time deposits	916,751	8,463	3.74%	586,387	535	0.37%
Borrowings	15,811	209	5.36%	10,400	51	1.99%
Total interest-bearing liabilities	1,426,623	12,122	3.45%	1,044,412	901	0.35%
Noninterest-bearing liabilities:
Demand deposits	687,575			840,626
Other liabilities	21,509			16,727
Total noninterest-bearing liabilities	709,084			857,353
Total liabilities	2,135,707			1,901,765
Shareholders’ equity	335,169			259,367
Total liabilities and shareholders’ equity	$2,470,876			$2,161,132
Net interest income		$22,414			$19,993
Net interest spread (3)			2.38%			3.69%
Net interest margin (4)			3.79%			3.87%
Cost of funds (5)			2.33%			0.19%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $175 thousand and $1.2 million, respectively, and net accretion of discount on loans of $671 thousand and $908 thousand, respectively, are included in the interest income for the three months ended March 31, 2023 and 2022.
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

	Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate
Interest earned on:
Total loans	$3,405	$7,634	$11,039
Investment securities	73	553	626
Other interest-earning assets	(14)	1,991	1,977
Total interest income	3,464	10,178	13,642
Interest incurred on:
Savings, NOW, and money market deposits	33	3,102	3,135
Time deposits	301	7,627	7,928
Borrowings	27	131	158
Total interest expense	361	10,860	11,221
Change in net interest income	$3,103	$(682)	$2,421

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Interest and dividend income:
Loans, including fees	$31,229	$20,190	$11,039	54.7%
Investment securities	1,102	476	626	131.5%
Other interest-earning assets	2,205	228	1,977	867.1%
Total interest income	34,536	20,894	13,642	65.3%
Interest expense:
Deposits	11,913	850	11,063	1,301.5%
Borrowings	209	51	158	309.8%
Total interest expense	12,122	901	11,221	1,245.4%
Net interest income	$22,414	$19,993	$2,421	12.1%

Net interest income increased primarily due to a 14.6% increase in average balance of interest-earning assets and a 179 basis point increase in average yield, partially offset by a 36.6% increase in average balance of interest-bearing liabilities and a 310 basis point increase in average cost.
Interest and fees on loans increased primarily due to a 16.9% increase in average balance and a 149 basis point increase in average yield. The increase in average yield was primarily due to an increase in overall interest rates on loans from the rising interest rate environment, partially offset by decreases in net amortization of deferred loan fees and net accretion of discount on loans. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to a 158 basis point increase in average yield and a 15.3% increase in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the three months ended March 31, 2023 and 2022, yield on total investment securities was 3.15% and 1.57%, respectively.

Interest income on other interest-earning assets increased primarily due to a 433 basis point increase in average yield, partially offset by a 6.1% decrease in average balance. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank (“FRB”) account. For the three months ended March 31, 2023 and 2022, yield on total other interest-earning assets was 4.79% and 0.46%, respectively.
Interest expense on deposits increased primarily due to a 309 basis point increase in average cost of interest-bearing deposits and a 36.4% increase in interest-bearing deposits. The increase in average cost was primarily due to an increase in market rates. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. For the three months ended March 31, 2023 and 2022, average cost on total interest-bearing deposits was 3.42% and 0.33%, respectively, and average cost on total deposits were 2.30% and 0.18%, respectively.
Interest expense on borrowings increased primarily due to increases in average balance and average cost. The Company had no outstanding borrowings as of March 31, 2023.
Provision (reversal) for Credit Losses
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Provision (reversal) for credit losses on loans	$(2,417)	$(1,191)	$(1,226)	102.9%
Provision (reversal) for credit losses on off-balance sheet credit exposure (1)	(361)	2	(363)	NM
Total provision (reversal) for credit losses	$(2,778)	$(1,189)	$(1,589)	133.6%

(1)Provision for credit losses on off-balance sheet credit exposures for the three months ended March 31, 2022 was recorded in Other Expense on the Consolidated Income Statement (Unaudited).
Provision (reversal) for credit losses and ACL for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
The reversal for credit losses for the three months ended March 31, 2023 was primarily due to net recoveries of $1.1 million and credit quality improvements, partially offset be an increase in quantitative reserve requirements.
See further discussion in “Allowance for Credit Losses.”
Noninterest Income
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Service charges and fees on deposits	$344	$303	$41	13.5%
Loan servicing income	860	700	160	22.9%
Bank-owned life insurance income	180	172	8	NM
Gain on sale of loans	1,309	3,777	(2,468)	(65.3)%
Other income	328	334	(6)	(1.8)%
Total noninterest income	$3,021	$5,286	$(2,265)	(42.8)%

Loan servicing income increased primarily due to a decrease in servicing asset amortization. Servicing asset amortization was $424 thousand and $530 thousand, respectively, for the three months ended March 31, 2023 and 2022.
Gain on sale of loans decreased primarily due to a lower level of premium on SBA loans in the secondary market and a decrease in sales volume. The Company sold SBA loans of $27.1 million with a gain of $1.3 million during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company sold SBA loans of $39.7 million with a gain of $3.8 million.
Other income primarily included wire transfer fees of $144 thousand and $159 thousand, respectively, and debit card interchange fees of $73 thousand and $84 thousand, respectively, for the three months ended March 31, 2023 and 2022.

Noninterest Expense
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Salaries and employee benefits	$8,928	$8,595	$333	3.9%
Occupancy and equipment	1,896	1,397	499	35.7%
Professional fees	732	403	329	81.6%
Marketing and business promotion	372	207	165	79.7%
Data processing	412	404	8	2.0%
Director fees and expenses	180	169	11	6.5%
Regulatory assessments	155	141	14	9.9%
Other expenses	1,079	755	324	42.9%
Total noninterest expense	$13,754	$12,071	$1,683	13.9%

Salaries and employee benefits increased primarily due to an increase in salaries and related employee benefit expenses from the increased number of employees, as well as annual merit increases, partially offset by decreases in bonus accrual and incentives tied to the sales of Loan Production Offices originated SBA loans. The number of full-time equivalent employees was 276 at March 31, 2023 compared to 256 at March 31, 2022.
Occupancy and equipment increased primarily due to new branch openings during the second half of 2022. The Company opened three new full-service branches in Dallas and Carrollton, Texas and Palisades Park, New Jersey.
Professional fees increased primarily due to an increase in internal audit fees.
Marketing and business promotion expense increased primarily due to an increase in marketing activities.
Other expenses primarily included $124 thousand and $46 thousand in loan related expenses, $509 thousand and $326 thousand in office expense, and $179 thousand and $140 thousand in armed guard expense for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022, provision for off-balance sheet credit exposures of $2 thousand was recorded in other expenses; however, reversal for off-balance sheet credit exposures of $361 thousand for the three months ended March 31, 2023 was recorded in Reversal for Credit Losses on the Consolidated Statements of Income (Unaudited).
Income Tax Expense
Income tax expense was $4.2 million and $4.2 million, respectively, and the effective tax rate was 28.8% and 28.9%, respectively, for the three months ended March 31, 2023 and 2022.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$111,737	$100,843	$(10,894)	$109,497	$96,900	$(12,597)
Residential collateralized mortgage obligations	27,863	26,655	(1,208)	28,515	26,956	(1,559)
SBA loan pool securities	8,891	8,538	(353)	9,704	9,298	(406)
Municipal bonds	4,261	4,270	9	4,262	4,186	(76)
Corporate bonds	5,000	4,359	(641)	5,000	4,523	(477)
Total securities available-for-sale	$157,752	$144,665	$(13,087)	$156,978	$141,863	$(15,115)

Total investment securities were $144.7 million at March 31, 2023, an increase of $2.8 million, or 2.0%, from $141.9 million at December 31, 2022. The increase was primarily due to purchases of $4.9 million and an increase in fair value of securities available-for-sale of $2.0 million, partially offset by principal paydowns of $4.1 million and net premium amortization of $57 thousand.
As of March 31, 2023, 94.1%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses did not warrant an ACL as of March 31, 2023.
As of March 31, 2023, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	March 31, 2023
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$12	0.77%	$1,834	1.69%	$7,884	1.98%	$102,007	2.65%	$111,737	2.58%
Residential collateralized mortgage obligations	—	—%	1,497	4.60%	6,372	4.96%	19,994	3.31%	27,863	3.76%
SBA loan pool securities	—	—%	204	2.60%	3,266	3.74%	5,421	3.32%	8,891	3.46%
Municipal bonds	958	2.13%	868	3.26%	81	3.00%	2,354	3.53%	4,261	3.15%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$970	2.12%	$4,403	3.03%	$22,603	3.47%	$129,776	2.79%	$157,752	2.89%

Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration of premium amortization and discount accretion. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.
Loans Held-For-Sale
Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the foreseeable future, subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred to held-for-sale at the lower of cost or fair value. Certain loans are transferred to held-for-sale with write-downs to allowance for credit losses on loans.
Loans held-for-sale were $14.4 million at March 31, 2023, a decrease of $8.5 million, or 37.1%, from $22.8 million at December 31, 2022. The decrease was primarily due to sales of $27.1 million and pay-offs of nonaccrual commercial and industrial loans of $4.0 million, partially offset by new funding of $22.7 million.

Loans Held-For-Investment and Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative-effect adjustment to retained earnings. Balance sheet information and results for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	March 31, 2023		January 1, 2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$780,282	37.2%	$772,020	37.8%
Business property	521,965	24.9%	526,513	25.7%
Multifamily	127,012	6.1%	124,751	6.1%
Construction	15,930	0.8%	17,054	0.8%
Total commercial real estate	1,445,189	69.0%	1,440,338	70.4%
Commercial and industrial	267,674	12.8%	249,250	12.2%
Consumer:
Residential mortgage	356,967	17.1%	333,726	16.3%
Other consumer	22,612	1.1%	22,749	1.1%
Total consumer	379,579	18.2%	356,475	17.4%
Loans held-for-investment	$2,092,442	100.0%	$2,046,063	100.0%
Allowance for credit losses on loans	(24,694)		(26,009)
Net loans held-for-investment	$2,067,748		$2,020,054

ACL on loans to loans held-for-investment	1.18%		1.27%

The following table presents the composition of the Company’s loans held-for-investment as of the date indicated:

	December 31, 2022
($ in thousands)	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,288,392	63.0%
Residential property	333,726	16.3%
SBA property	134,892	6.6%
Construction	17,054	0.8%
Total real estate loans	1,774,064	86.7%
Commercial and industrial loans:
Commercial term	77,700	3.8%
Commercial lines of credit	154,142	7.5%
SBA commercial term	16,211	0.8%
SBA PPP	1,197	0.1%
Total commercial and industrial loans	249,250	12.2%
Other consumer loans	22,749	1.1%
Loans held-for-investment	$2,046,063	100.0%
Allowance for loan losses	(24,942)
Net loans held-for-investment	$2,021,121

Allowance for loan losses to loans held-for-investment	1.22%

Loans held-for-investment were $2.09 billion at March 31, 2023, an increase of $46.4 million, or 2.3%, from $2.05 billion at December 31, 2022. The increase was primarily due to new funding and advances of $189.6 million and purchases of residential mortgage loans of $15.7 million, partially offset by paydowns and payoffs of $159.0 million.

Allowance for Credit Losses
On January 1, 2023, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $1.9 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the ACL on loans of $1.1 million and the ACL on off-balance sheet credit exposures of $1.6 million, net of related deferred tax assets arising from temporary differences of $788 thousand. The initial adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within in the scope of ASC 326 as of January 1, 2023, as well as management’s current expectation of future economic conditions.
ACL on loans
The measurement of the ACL on loans is performed by collectively evaluating loans with similar risk characteristics using a discounted cash flow approach. The discounted cash flow methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, as well as reasonable and supportable forecasts, and generates an estimate of the contractual cash flows that are not expected to be collected over the life of the loan.
PD and LGD are forecasted over a one-year time horizon using economic forecast scenarios, which the Company believes is a reasonable and supportable period. Beyond the one-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over one-year period. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios, as well as determining the appropriate length of the forecast horizon. Management utilizes the economic forecasts provided by the Federal Open Market Committee (“FOMC”) to forecast the first 4 quarters of the credit loss estimate. The FOMC projected national unemployment rate and the projected change in the year-over-year national GDP growth rates over the forward-looking 4 quarters are used in determining the PD rates over the forecasted periods.
A portion of the collectively-evaluated ACL on loans also includes qualitative adjustments for risk factors not reflected or captured by the quantitative modeled ACL but are relevant in estimating future expected credit losses. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of ACL model data inputs.
Problem loans are typically substandard or have a worse internal risk grade, and may consist of loans on nonaccrual status where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. These problem loans, in the opinion of management, no longer possess risk characteristics similar to other loans in the loan segment, and as such may require individual evaluation for appropriate ACL for the loan. Performing loans individually evaluated, the Company measures the expected credit loss for the loan based on a discounted cash flow approach or fair value of collateral, less costs to sell. Collateral dependent loans are loans to borrowers with financial difficulty where the repayment of the loan is expected from the operation of and/or eventual liquidation of the underlying collateral.
Allowance for Credit Losses for Off-Balance Sheet Credit Exposures
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL for off-balance sheet credit exposures. These assumptions are based on the Company’s own historical internal loan data.

The following table presents activities in ACL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
ACL on loans
Balance at beginning of period	$24,942	$22,381
Impact of ASC 326 adoption	1,067	—
Charge-offs	—	(12)
Recoveries	1,102	20
Reversal for credit losses on loans	(2,417)	(1,191)
Balance at end of period	$24,694	$21,198
ACL on off-balance sheet credit exposures
Balance at beginning of period	$299	$214
Impact of ASC 326 adoption	1,607	—
Provision (reversal) for credit losses on off-balance sheet credit exposure	(361)	2
Balance at end of period	$1,545	$216

ASC 326 adoption required additional ACL on both loans and off-balance sheet credit exposures primarily due to an increase in the quantitatively measured ACL under the ASC 326 because the incurred loss model under the legacy ASC 450 and ASC 310 measures inherent losses in the loan portfolio on a 1-year loss horizon basis, while CECL measures losses on "prepayment adjusted life of the loans" basis. In addition, historical loss rates used in legacy incurred loss model were low due to the Company's low loss rates in recent years, while the Company leverages peer group loss information under CECL.
The decrease in ACL at March 31, 2023 was primarily due to the decrease in the qualitative adjustment factors from net recoveries and credit quality improvements during the three months ended March 31, 2023; however, quantitatively measured ACL increased primarily due to the recent FOMC projections of national unemployment rate and GDP growth rate published in March 2023.

The following tables present net charge-offs (recoveries) as a percentage to the average loan held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended March 31, 2023
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$771,809	$—	—%
Business property	524,396	(5)	(0.01)%
Multifamily	125,129	—	—%
Construction	17,831	—	—%
Total commercial real estate	1,439,166	(5)	(0.01)%
Commercial and industrial	249,913	(1,085)	(1.74)%
Consumer:
Residential mortgage	336,263	—	—%
Other consumer	22,545	(12)	(0.21)%
Total consumer	358,808	(12)	(0.01)%
Total	$2,047,886	$(1,102)	(0.22)%

	Three Months Ended March 31, 2022
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,130,889	$—	—%
Residential property	208,969	—	—%
SBA property	117,242	—	—%
Construction	9,050	—	—%
Total real estate loans	1,466,150	—	—%
Commercial and industrial loans:
Commercial term	72,378	(2)	(0.01)%
Commercial lines of credit	99,758	—	—%
SBA commercial term	15,465	(3)	(0.08)%
SBA PPP	42,244	—	—%
Total commercial and industrial loans	229,845	(5)	(0.01)%
Other consumer loans	21,302	(3)	(0.06)%
Total	1,717,297	(8)	(0.01)%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property (1)	$—	$2,400	N/A	N/A
SBA property (1)	—	585	N/A	N/A
Business property	2,904	N/A	N/A	N/A
Total commercial real estate	2,904	2,985	(81)	(2.7)%
Commercial and industrial	11	—	11	—%
Consumer:
Residential mortgage	—	372	(372)	(100.0)%
Other consumer	45	3	42	1,400.0%
Total consumer	45	375	(330)	(88.0)%
Total nonaccrual loans held-for-investment	2,960	3,360	(400)	(11.9)%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans held-for-investment	2,960	3,360	(400)	(11.9)%
Nonperforming loans held-for-sale	—	4,000	(4,000)	(100.0)%
Total nonperforming loans	2,960	7,360	(4,400)	(59.8)%
Other real estate owned	—	—	—	—%
Nonperforming assets	$2,960	$7,360	$(4,400)	(59.8)%

Nonaccrual loans held-for-investment to loans held-for-investment	0.14%	0.16%
Nonperforming assets to total assets	0.12%	0.30%
ACL on loans to nonaccrual loans held-for-investment	834.26%	742.32%

(1) Under the legacy loan segments and these loans are business property under the new loan segments.
The decrease in nonaccrual loans held-for-investment was primarily due to paydowns and payoffs of $455 thousand, partially offset by loans placed on nonaccrual status of $55 thousand during the three months ended March 31, 2023. Nonperforming loans held-for-sale of $4.0 million at December 31, 2022 were paid off during the three months ended March 31, 2023.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $68 thousand would have been recorded during the three months ended March 31, 2023, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$653,970	$734,989	$(81,019)	(11.0)%
Interest-bearing deposits:
Savings	7,584	8,579	(995)	(11.6)%
NOW	15,696	11,405	4,291	37.6%
Retail money market accounts	436,906	494,749	(57,843)	(11.7)%
Brokered money market accounts	1	8	(7)	(87.5)%
Retail time deposits of:
$250,000 or less	356,049	295,354	60,695	20.5%
More than $250,000	454,464	353,876	100,588	28.4%
Brokered time deposits	157,019	87,023	69,996	80.4%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	1,487,719	1,310,994	176,725	13.5%
Total deposits	$2,141,689	$2,045,983	$95,706	4.7%

Total deposits not covered by deposit insurance	$1,019,689	$1,062,111	(42,422)	(4.0)%
Time deposits not covered by deposit insurance	$355,728	$293,951	61,777	21.0%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to money market accounts and time deposits attributable to the rising market rates. To retain existing and attract new customers, the Bank offers competitive rates on deposit products in the rising interest rate environment.
The increase in retail time deposits was primarily due to new accounts of $300.3 million and renewals of the matured accounts of $117.4 million, partially offset by matured and closed accounts of $263.4 million.
As of March 31, 2023 and December 31, 2022, total deposits were comprised of 30.5% and 35.9%, respectively, of noninterest-bearing demand accounts, 21.5% and 25.2%, respectively, of savings, NOW and money market accounts, and 48.0% and 38.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $2.3 million and $2.8 million, respectively, at March 31, 2023 and December 31, 2022.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
March 31, 2023
Time deposits of $250,000 or less	$136,419	$61,518	$310,484	$4,647	$513,068
Time deposits of more than $250,000	106,202	53,475	351,564	3,223	514,464
Total	$242,621	$114,993	$662,048	$7,870	$1,027,532
Not covered by deposit insurance	$87,806	$44,509	$220,536	$2,877	$355,728
December 31, 2022
Time deposits of $250,000 or less	$71,740	$71,808	$229,127	$9,702	$382,377
Time deposits of more than $250,000	137,312	35,812	239,257	1,495	413,876
Total	$209,052	$107,620	$468,384	$11,197	$796,253
Not covered by deposit insurance	$112,437	$26,749	$153,209	$1,556	$293,951

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $336.8 million at March 31, 2023, an increase of $1.4 million, or 0.4%, from $335.4 million at December 31, 2022. The increase was primarily due to net income of $10.3 million, a decrease in accumulated other comprehensive loss of $1.4 million and cash proceeds from exercise of stock options of $450 thousand, partially offset by dividends declared on common stock of $2.2 million, stock repurchase of $6.8 million and a cumulative effect adjustment upon adoption of ASC 326 of $1.9 million.
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

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
March 31, 2023
Common tier 1 capital (to risk-weighted assets)	13.09%	16.03%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.61%	17.27%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.37%	16.03%	6.0%	8.0%
Tier 1 capital (to average assets)	13.90%	13.62%	4.0%	5.0%
December 31, 2022
Common tier 1 capital (to risk-weighted assets)	13.29%	16.30%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.83%	17.52%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.62%	16.30%	6.0%	8.0%
Tier 1 capital (to average assets)	14.33%	14.05%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.59% and 9.27%, respectively, as of March 31, 2023, and 8.79% and 9.52%, respectively, as of December 31, 2022.

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
Stock Repurchase
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 747,938 shares, through February 1, 2023. On January 26, 2023, the Company announced the amendment of the repurchase program, which extended the program expiration from February 1, 2023 to February 1, 2024. The Company completed this repurchase program during the three months ended March 31, 2023. The Company repurchased and retired 747,938 shares of common stock at a weighted-average price of $18.15 per share, totaling $13.6 million under this repurchase program.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022	Amount Change	Percentage Change
Cash and cash equivalents	$190,519	$147,031	$43,488	29.6%
Cash and cash equivalents to total assets	7.6%	6.1%
Available borrowing capacity:
FHLB advances	$604,999	$561,745	43,254	7.7%
Federal Reserve Discount Window	29,776	23,902	5,874	24.6%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$699,775	$650,647	$49,128	7.6%
Total available borrowing capacity to total assets	28.0%	26.9%

During the three months ended March 31, 2023, the Company increased cash and cash equivalents by $43.5 million, or 29.6%, to $190.5 million and available borrowing capacity by $49.1 million, or 7.6%, to $699.8 million. As of March 31, 2023, the Company's cash and cash equivalents and available borrowing capacity cover approximately 87.3% of deposits not covered by deposits insurance compared to 75.1% at December 31, 2022.
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

Off-Balance Credit Exposures and Contractual Obligations
Off-Balance Sheet Credit Exposures
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

	March 31, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,142	$277,223	$3,117	$251,178
Unfunded loan commitments	399	40,359	692	38,486
Standby letters of credit	3,018	1,901	2,989	1,901
Commercial letters of credit	—	481	—	502
Total	$5,559	$319,964	$6,798	$292,067

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
March 31, 2023
Time deposits	$1,019,662	$7,680	$190	$—	$1,027,532
Operating leases	2,337	2,514	1,106	769	6,726
Total	$1,021,999	$10,194	$1,296	$769	$1,034,258
December 31, 2022
Time deposits	$785,056	$11,046	$151	$—	$796,253
FHLB advances	20,000	—	—	—	20,000
Operating leases	2,718	2,484	1,282	845	7,329
Total	$807,774	$13,530	$1,433	$845	$823,582

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
Simulation results are highly dependent on input assumptions. To the extent the actual behavior is different from the assumption used in the models, there could be material changes in results. The assumptions applied in the model are documented, supported, and periodically back-tested to assess the reasonableness and effectiveness. The Company makes appropriate changes to the model as needed and these changes are reviewed by ALCO. The Company also continuously validates the model, methodology and results. Scenario results do not reflect strategies that the management could employ to limit the impact of changing interest rate expectations.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	March 31, 2023		December 31, 2022
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	7.0%	(1.3)%	6.9%	(0.5)%
+100	3.7%	—%	3.6%	0.3%
-100	(4.6)%	(1.0)%	(4.6)%	(1.5)%

On March 22, 2023, the Federal Reserve raised the upper range of the Fed Funds Target Rate to 5.00% to address continuing concerns about inflation. The Federal Reserve noted that it remains highly attentive to inflation risk. The market estimates that the Federal Reserve will likely raise the upper range of the Fed Funds Target Rate to 5.25% during the Federal Reserve’s upcoming meeting on May 2023.
As of March 31, 2023, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slightly liability sensitive profile due to the continuing deposit mix shift from non-maturity deposits to time deposits. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual result may vary from the Company’s EVE sensitivity results.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2023 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
As of January 1, 2023, the Company adopted the CECL model under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The Company made changes to the loan loss reserve policies, processes and controls and incorporated new policies, process and controls over the estimation of ACL as a result. New controls were established over the review of PD and LGD model to calculate cash flows, economic forecasting projections and historical loss rate model provided by an independent third party. There has been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at March 31, 2023. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income, totaled $100 thousand, which represents the retention amount on its insurance claims. During the year ended December 31, 2022, the Company incurred additional legal expenses of $220 thousand associated with the on-going legal matters related to the data incident, all of which are included in Professional Fees in Consolidated Statement of Income. There were no additional expenses for the three months ended March 31, 2023. The Company anticipates additional expenses will be incurred in future periods; however, the Company does have a cyber-liability insurance policy that should provide insurance coverage for this incident.

Item 1A - Risk Factors
Management is not aware of any material changes, other than the noted above and included below, to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer and investor confidence in the banking system.
The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly. Additionally, these recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock independent from the Company’s actual underlying financial performance.
Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.
The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As primarily a commercial bank, the Bank has a high degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2023.
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. For additional information, see Note 8 to the Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From January 1, 2023 to January 31, 2023	62,852	$17.94	62,852	322,529
From February 1, 2023 to February 28, 2023	166,141	18.57	166,141	156,388
From March 1, 2023 to March 31, 2023	156,388	16.83	156,388	—
Total	385,381	$17.76	385,381

On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing for the repurchase of up to 5% of the Company’s outstanding common stock as of the date of the board meeting, which represented 747,938 shares, through February 1, 2023. On January 26, 2023, the Company announced the amendment of the repurchase program, which extended the program expiration from February 1, 2023 to February 1, 2024. The Company completed this repurchase program during the three months ended March 31, 2023. The Company repurchased and retired 747,938 shares of common stock at a weighted-average price of $18.15 per share, totaling $13.6 million under this repurchase program.
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

PCB Bancorp

Date:	May 9, 2023	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2023	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)