Form 10-Q
period 2023-06-30
PCB BANCORP
filed 2023-08-07
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of July 31, 2023, the registrant had outstanding 14,343,590 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2023

Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which reflect current views of PCB Bancorp (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “aim,” “would,” and “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our business and industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold and our ability to raise additional capital, if necessary;
•costs and obligations associated with operating as a public company;
•effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•the effects of severe weather, natural disasters, acts of war or terrorism, health epidemics or pandemics (or expectations about them) and other external events on our business;
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•changes in federal tax laws or policies.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other documents that we file with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$22,159	$23,202
Interest-bearing deposits in other financial institutions	199,987	123,829
Total cash and cash equivalents	222,146	147,031
Securities available-for-sale, at fair value (amortized cost of $154,100 and $156,978 at June 30, 2023 and December 31, 2022, respectively, and allowance for credit losses of $0 at June 30, 2023)	138,673	141,863
Loans held-for-sale, at lower of cost or fair value	13,065	22,811
Loans held-for-investment, net of deferred fees and costs	2,122,427	2,046,063
Allowance for credit losses on loans (1)	(24,867)	(24,942)
Net loans held-for-investment	2,097,560	2,021,121
Premises and equipment, net	6,394	6,916
Federal Home Loan Bank and other restricted stock, at cost	12,716	10,183
Bank-owned life insurance	30,428	30,064
Deferred tax assets, net	4,348	3,115
Servicing assets	7,142	7,347
Operating lease assets	5,182	6,358
Accrued interest receivable	8,040	7,472
Other assets	10,651	15,755
Total assets	$2,556,345	$2,420,036
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$635,329	$734,989
Savings, NOW and money market accounts	489,153	514,741
Time deposits of $250,000 or less	552,160	382,377
Time deposits of more than $250,000	511,590	413,876
Total deposits	2,188,232	2,045,983
Federal Home Loan Bank advances	—	20,000
Operating lease liabilities	5,495	6,809
Accrued interest payable and other liabilities	22,207	11,802
Total liabilities	2,215,934	2,084,594
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,318,890 and 14,625,474 shares issued and outstanding, respectively, and included 45,761 and 62,022 shares of unvested restricted stock, respectively, at June 30, 2023 and December 31, 2022	143,686	149,631
Retained earnings	138,315	127,181
Accumulated other comprehensive income (loss), net	(10,731)	(10,511)
Total shareholders’ equity	340,411	335,442
Total liabilities and shareholders’ equity	$2,556,345	$2,420,036

(1)    Allowance for credit losses on loans at June 30, 2023 is presented under ASC 326, while prior period comparison continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$32,960	$21,243	$64,189	$41,433
Tax-exempt investment securities	33	37	67	73
Taxable investment securities	1,103	631	2,171	1,071
Other interest-earning assets	2,742	535	4,947	763
Total interest income	36,838	22,446	71,374	43,340
Interest expense:
Deposits	15,121	1,041	27,034	1,891
Other borrowings	—	54	209	105
Total interest expense	15,121	1,095	27,243	1,996
Net interest income	21,717	21,351	44,131	41,344
Provision (reversal) for credit losses (1)	197	(109)	(2,581)	(1,300)
Net interest income after provision (reversal) for credit losses	21,520	21,460	46,712	42,644
Noninterest income:
Service charges and fees on deposits	369	330	713	633
Loan servicing income	868	755	1,728	1,455
Bank-owned life insurance income	184	175	364	347
Gain on sale of loans	769	2,039	2,078	5,816
Other income	467	349	795	683
Total noninterest income	2,657	3,648	5,678	8,934
Noninterest expense:
Salaries and employee benefits	8,675	8,125	17,603	16,720
Occupancy and equipment	1,919	1,537	3,815	2,934
Professional fees	772	642	1,504	1,045
Marketing and business promotion	203	310	575	517
Data processing	380	441	792	845
Director fees and expenses	217	182	397	351
Regulatory assessments	382	147	537	288
Other expense	1,079	861	2,158	1,616
Total noninterest expense	13,627	12,245	27,381	24,316
Income before income taxes	10,550	12,863	25,009	27,262
Income tax expense	3,073	3,771	7,235	7,930
Net income	$7,477	$9,092	$17,774	$19,332

Earnings per common share, basic	$0.52	$0.61	$1.24	$1.29
Earnings per common share, diluted	$0.52	$0.60	$1.22	$1.27

Weighted-average common shares outstanding, basic	14,271,200	14,883,768	14,344,769	14,865,990
Weighted-average common shares outstanding, diluted	14,356,776	15,122,452	14,468,981	15,138,493

(1)    Provision (reversal) for credit losses for the three and six months ended June 30, 2023 is presented under ASC 326, while prior period comparison continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$7,477	$9,092	$17,774	$19,332
Other comprehensive loss:
Unrealized loss on securities available-for-sale arising during the period	(2,340)	(4,117)	(312)	(9,584)
Income tax benefit related to items of other comprehensive loss	691	1,215	92	2,830
Total other comprehensive loss, net of tax	(1,649)	(2,902)	(220)	(6,754)
Total comprehensive income	$5,828	$6,190	$17,554	$12,578

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2022	—	14,944,663	$—	$155,614	$109,142	$(3,698)	$261,058
Comprehensive income (loss)
Net income	—	—	—	—	9,092	—	9,092
Other comprehensive loss, net of tax	—	—	—	—	—	(2,902)	(2,902)
Issuance of preferred stock	69,141	—	69,141	—	—	—	69,141
Share-based compensation expense	—	—	—	142	—	—	142
Stock options exercised	—	12,097	—	86	—	—	86
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,242)	—	(2,242)
Balance at June 30, 2022	69,141	14,956,760	$69,141	$155,842	$115,992	$(6,600)	$334,375

Balance at April 1, 2023	69,141	14,297,870	$69,141	$143,356	$133,415	$(9,082)	$336,830
Comprehensive income (loss)
Net income	—	—	—	—	7,477	—	7,477
Other comprehensive loss, net of tax	—	—	—	—	—	(1,649)	(1,649)
Share-based compensation expense	—	—	—	113	—	—	113
Stock options exercised	—	21,020	—	217	—	—	217
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,577)	—	(2,577)
Balance at June 30, 2023	69,141	14,318,890	$69,141	$143,686	$138,315	$(10,731)	$340,411

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Six Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	—	14,865,825	$—	$154,992	$101,140	$154	$256,286
Comprehensive income (loss)
Net income	—	—	—	—	19,332	—	19,332
Other comprehensive loss, net of tax	—	—	—	—	—	(6,754)	(6,754)
Issuance of preferred stock	69,141	—	69,141	—	—	—	69,141
Issuance of restricted stock	—	25,000	—	—	—	—	—
Forfeiture of restricted stock	—	(200)	—	—	—	—	—
Share-based compensation expense	—	—	—	283	—	—	283
Stock options exercised	—	66,135	—	567	—	—	567
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	(4,480)	—	(4,480)
Balance at June 30, 2022	69,141	14,956,760	$69,141	$155,842	$115,992	$(6,600)	$334,375

Balance at January 1, 2023	69,141	14,625,474	$69,141	$149,631	$127,181	$(10,511)	$335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income (loss)
Net income	—	—	—	—	17,774	—	17,774
Other comprehensive loss, net of tax	—	—	—	—	—	(220)	(220)
Repurchase of common stock	—	(385,381)	—	(6,845)	—	—	(6,845)
Share-based compensation expense	—	—	—	233	—	—	233
Stock options exercised	—	78,797	—	667	—	—	667
Cash dividends declared on common stock ($0.33 per share)	—	—	—	—	(4,754)	—	(4,754)
Balance at June 30, 2023	69,141	14,318,890	$69,141	$143,686	$138,315	$(10,731)	$340,411

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$17,774	$19,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,131	651
Net amortization of premiums on securities	116	232
Net accretion of discounts on loans	(1,422)	(1,815)
Net accretion of deferred loan fees	(422)	(1,771)
Amortization of servicing assets	873	1,061
Reversal for credit losses (1)	(2,581)	(1,300)
Bank-owned life insurance income	(364)	(347)
Deferred tax expense (benefit)	(353)	1,785
Stock-based compensation	233	283
Gain on sale of loans	(2,078)	(5,816)
Originations of loans held-for-sale	(38,293)	(51,106)
Proceeds from sales of and principal collected on loans held-for-sale	46,793	84,802
Change in accrued interest receivable and other assets	4,545	(3,094)
Change in accrued interest payable and other liabilities	8,674	(4,119)
Net cash provided by operating activities	34,626	38,778
Cash flows from investing activities
Purchase of securities available-for-sale	(5,931)	(38,033)
Proceeds from maturities and paydowns of securities available-for-sale	8,693	12,348
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	5,074	—
Net change in loans held-for-investment	(59,758)	(99,369)
Purchase of loans held-for-investment	(15,741)	—
Purchase of Federal Home Loan Bank stock	(2,533)	(1,606)
Purchases of premises and equipment	(632)	(1,194)
Net cash used in investing activities	(70,828)	(127,854)
Cash flows from financing activities
Net change in deposits	142,249	130,473
Net change in short-term Federal Home Loan Bank advances	(20,000)	—
Repayment of long-term Federal Home Loan Bank advances	—	(10,000)
Stock options exercised	667	567
Issuance of preferred stock	—	69,141
Repurchase of common stock	(6,845)	—
Cash dividends paid on common stock	(4,754)	(4,480)
Net cash provided by financing activities	111,317	185,701
Net increase in cash and cash equivalents	75,115	96,625
Cash and cash equivalents at beginning of period	147,031	203,285
Cash and cash equivalents at end of period	$222,146	$299,910

(1)    Reversal for credit losses for the six months ended June 30, 2023 is presented under ASC 326, while prior period comparison continue to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$17,299	$2,165
Income taxes paid	1,706	11,409
Supplemental disclosures of non-cash investment activities:
Loans transferred to other real estate owned	$—	$151
Right of use assets obtained in exchange for lease obligations	226	964

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. The Company changed its subsidiary name from Pacific City Bank to PCB Bank on August 25, 2022. As of June 30, 2023, the Bank operated 11 full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and seven loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Adopted Accounting Pronouncements
During the six months ended June 30, 2023, the Company adopted following accounting pronouncements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU was effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In 2019, the FASB amended this ASU, which delayed the effective date to 2023 for certain SEC filers that are Smaller Reporting Companies, such as the Company.
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
PD and LGD are forecasted over a one-year time horizon using economic forecast scenarios, which the Company believes is a reasonable and supportable period. Beyond the one-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over a one-year period. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios, as well as determining the appropriate length of the forecast horizon. Management utilizes the economic forecasts provided by the Federal Open Market Committee (“FOMC”) to forecast the first 4 quarters of the credit loss estimate. The FOMC projects national unemployment rate and the projected change in the year-over-year national gross domestic product (“GDP”) growth rates over the forward-looking 4 quarters are used in determining the PD rates over the forecasted periods.
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. These assumptions are based on the Company’s own historical internal loan data.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326) - Troubled Debt Restructuring and Vintage Disclosures.” The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for restructurings involving borrowers that are experiencing financial difficulty. This ASU also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company adopted this ASU as of January 1, 2023, in conjunction with the adoption of ASU 2016-13. The Company did not have a material impact on its consolidated financial statements upon adoption of this ASU.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$97,119	$—	$97,119
Residential collateralized mortgage obligations	—	25,325	—	25,325
SBA loan pool securities	—	7,974	—	7,974
Municipal bonds	—	4,221	—	4,221
Corporate bonds	—	4,034	—	4,034
Total securities available-for-sale	—	138,673	—	138,673
Total assets measured at fair value on a recurring basis	$—	$138,673	$—	$138,673
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$96,900	$—	$96,900
Residential collateralized mortgage obligations	—	26,956	—	26,956
SBA loan pool securities	—	9,298	—	9,298
Municipal bonds	—	4,186	—	4,186
Corporate bonds	—	4,523	—	4,523
Total securities available-for-sale	—	141,863	—	141,863
Total assets measured at fair value on a recurring basis	$—	$141,863	$—	$141,863
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023
Loans individually evaluated:
Business property	$—	$—	$18	$18
Total loans individually evaluated	—	—	18	18
Total assets measured at fair value on a non-recurring basis	$—	$—	$18	$18
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2022
Impaired loans:
Commercial lines of credit (1)	$—	$—	$4,000	$4,000
Total impaired loans	—	—	4,000	4,000
Total assets measured at fair value on a non-recurring basis	$—	$—	$4,000	$4,000
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

(1)    Included in loans held-for-sale
The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
June 30, 2023
Loans individually evaluated:
Business property	$18	Fair value of collateral	NM	NM
December 31, 2022
Impaired loans:
Commercial lines of credit (1)	$4,000	Pending Sales Agreement	NM	NM

(1)    Included in loans held-for-sale.
The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Loans individually evaluated:
Business property	$(3)	$—	$(32)	$—
Commercial and industrial	—	—	1,074	—
Net gains recognized	$(3)	$—	$1,042	$—

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2023
Financial assets:
Interest-bearing deposits in other financial institutions	$199,987	$199,987	$199,987	$—	$—
Securities available-for-sale	138,673	138,673	—	138,673	—
Loans held-for-sale	13,065	14,009	—	14,009	—
Net loans held-for-investment	2,097,560	2,020,809	—	—	2,020,809
Federal Home Loan Bank (“FHLB”) and other restricted stock	12,716	N/A	N/A	N/A	N/A
Accrued interest receivable	8,040	8,040	61	490	7,489
Financial liabilities:
Deposits	$2,188,232	$2,186,163	$—	$—	$2,186,163
Accrued interest payable	13,103	13,103	—	—	13,103
December 31, 2022
Financial assets:
Interest-bearing deposits in other financial institutions	$123,829	$123,829	$123,829	$—	$—
Securities available-for-sale	141,863	141,863	—	141,863	—
Loans held-for-sale	22,811	23,992	—	23,992	—
Net loans held-for-investment	2,021,121	1,970,235	—	—	1,970,235
FHLB and other restricted stock	10,183	N/A	N/A	N/A	N/A
Accrued interest receivable	7,472	7,472	49	475	6,948
Financial liabilities:
Deposits	$2,045,983	$2,041,667	$—	$—	$2,041,667
FHLB advances	20,000	20,001	—	20,001	—
Accrued interest payable	3,159	3,159	—	5	3,154

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$109,377	$1	$(12,259)	$97,119
Residential collateralized mortgage obligations	27,077	1	(1,753)	25,325
SBA loan pool securities	8,387	4	(417)	7,974
Municipal bonds	4,259	2	(40)	4,221
Corporate bonds	5,000	—	(966)	4,034
Total securities available-for-sale	$154,100	$8	$(15,435)	$138,673
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$109,497	$1	$(12,598)	$96,900
Residential collateralized mortgage obligations	28,515	107	(1,666)	26,956
SBA loan pool securities	9,704	8	(414)	9,298
Municipal bonds	4,262	2	(78)	4,186
Corporate bonds	5,000	—	(477)	4,523
Total securities available-for-sale	$156,978	$118	$(15,233)	$141,863

As of June 30, 2023 and December 31, 2022, pledged securities were $66.4 million and $69.0 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $490 thousand and $475 thousand at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. government sponsored enterprise, in an amount greater than 10% of shareholder’s equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2023
($ in thousands)	Amortized Cost	Fair Value
Within one year	$956	$955
One to five years	948	943
Five to ten years	5,352	4,381
Greater than ten years	2,003	1,976
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	144,841	130,418
Total	$154,100	$138,673

The Company had no proceeds from sales and calls of securities available-for-sale for the three and six months ended June 30, 2023 or 2022.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an ACL has not been recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$20,619	$(492)	16	$74,095	$(11,767)	105	$94,714	$(12,259)	121
Residential collateralized mortgage obligations	10,327	(153)	6	13,813	(1,600)	36	24,140	(1,753)	42
SBA loan pool securities	3,336	(15)	3	3,769	(402)	11	7,105	(417)	14
Municipal bonds	2,888	(40)	10	—	—	—	2,888	(40)	10
Corporate bonds	—	—	—	4,034	(966)	1	4,034	(966)	1
Total securities available-for-sale	$37,170	$(700)	35	$95,711	$(14,735)	153	$132,881	$(15,435)	188
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$55,171	$(3,721)	83	$41,697	$(8,877)	36	$96,868	$(12,598)	119
Residential collateralized mortgage obligations	12,600	(1,191)	29	2,262	(475)	7	14,862	(1,666)	36
SBA loan pool securities	7,161	(325)	12	821	(89)	2	7,982	(414)	14
Municipal bonds	3,314	(78)	11	—	—	—	3,314	(78)	11
Corporate bonds	4,523	(477)	1	—	—	—	4,523	(477)	1
Total securities available-for-sale	$82,769	$(5,792)	136	$44,780	$(9,441)	45	$127,549	$(15,233)	181

As of June 30, 2023, 94.0%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of June 30, 2023.
As of June 30, 2023, the Company recorded no ACL on securities available-for-sale.

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
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	June 30, 2023	January 1, 2023
Commercial real estate:
Commercial property	$793,946	$772,020
Business property	533,592	526,513
Multifamily	124,029	124,751
Construction	16,942	17,054
Total commercial real estate	1,468,509	1,440,338
Commercial and industrial	272,278	249,250
Consumer:
Residential mortgage	359,655	333,726
Other consumer	21,985	22,749
Total consumer	381,640	356,475
Loans held-for-investment	2,122,427	2,046,063
Allowance for credit losses on loans	(24,867)	(26,009)
Net loans held-for-investment	$2,097,560	$2,020,054

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of June 30, 2023, the Company had $112 thousand of such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

($ in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Provision (reversal) for credit losses on loans	$157	$(2,260)
Provision (reversal) for credit losses on off-balance sheet credit exposures	40	(321)
Total provision (reversal) for credit losses	$197	$(2,581)

The following table presents the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at April 1, 2023	$8,476	$6,069	$1,381	$156	$7,314	$1,214	$84	$24,694
Charge-offs	—	(4)	—	—	—	—	(3)	(7)
Recoveries	—	1	—	—	7	—	15	23
Provision (reversal) for credit losses on loans	1,125	11	(122)	(31)	(808)	2	(20)	157
Balance at June 30, 2023	$9,601	$6,077	$1,259	$125	$6,513	$1,216	$76	$24,867

Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	(4)	—	—	—	—	(3)	(7)
Recoveries	—	6	—	—	1,092	—	27	1,125
Provision (reversal) for credit losses on loans	2,861	(570)	(131)	(26)	(4,425)	59	(28)	(2,260)
Balance at June 30, 2023	$9,601	$6,077	$1,259	$125	$6,513	$1,216	$76	$24,867

The decrease in ACL for the six months ended June 30, 2023 was primarily due to the decrease in the quantitative adjustment factors from improvements in the economic forecasts.
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

The following table summarize the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of June 30, 2023 and gross write offs for the six months ended June 30, 2023. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023
Commercial Real Estate:
Commercial property
Pass	$58,992	$276,220	$160,877	$86,876	$73,119	$123,021	$8,809	$—	$787,914
Special mention	—	—	490	—	—	2,981	—	—	3,471
Substandard	—	—	—	—	315	2,246	—	—	2,561
Doubtful	—	—	—	—	—	—	—	—	—
Total	$58,992	$276,220	$161,367	$86,876	$73,434	$128,248	$8,809	$—	$793,946
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$44,640	$110,180	$173,532	$52,016	$71,610	$71,320	$2,648	$4,383	$530,329
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	192	—	2,352	719	—	—	3,263
Doubtful	—	—	—	—	—	—	—	—	—
Total	$44,640	$110,180	$173,724	$52,016	$73,962	$72,039	$2,648	$4,383	$533,592
Current period gross write offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Multifamily
Pass	$3,709	$40,973	$43,714	$26,824	$2,444	$6,365	$—	$—	$124,029
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,709	$40,973	$43,714	$26,824	$2,444	$6,365	$—	$—	$124,029
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$26	$7,244	$—	$6,504	$3,168	$—	$—	$—	$16,942
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26	$7,244	$—	$6,504	$3,168	$—	$—	$—	$16,942
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023 (Continued)
Commercial and Industrial
Pass	$24,913	$31,730	$13,543	$7,336	$7,688	$15,839	$162,810	$5,458	$269,317
Special mention	—	—	—	380	372	183	1,000	—	1,935
Substandard	—	—	—	—	160	866	—	—	1,026
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,913	$31,730	$13,543	$7,716	$8,220	$16,888	$163,810	$5,458	$272,278
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Residential mortgage
Pass	$37,951	$170,249	$79,991	$11,829	$11,211	$48,424	$—	$—	$359,655
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,951	$170,249	$79,991	$11,829	$11,211	$48,424	$—	$—	$359,655
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$4,174	$9,249	$4,164	$1,968	$924	$68	$1,387	$—	$21,934
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	32	—	19	—	—	—	—	51
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,174	$9,281	$4,164	$1,987	$924	$68	$1,387	$—	$21,985
Current period gross write offs	$—	$—	$—	$3	$—	$—	$—	$—	$3
Total loans held-for-investment
Pass	$174,405	$645,845	$475,821	$193,353	$170,164	$265,037	$175,654	$9,841	$2,110,120
Special mention	—	—	490	380	372	3,164	1,000	—	5,406
Substandard	—	32	192	19	2,827	3,831	—	—	6,901
Doubtful	—	—	—	—	—	—	—	—	—
Total	$174,405	$645,877	$476,503	$193,752	$173,363	$272,032	$176,654	$9,841	$2,122,427
Current period gross write offs	$—	$—	$—	$3	$—	$4	$—	$—	$7

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
June 30, 2023
Commercial real estate:
Commercial property	$699	$—	$—	$699	$—
Business property	3,007	50	32	3,007	32
Total commercial real estate	3,706	50	32	3,706	32
Commercial and industrial	88	—	—	88	—
Consumer:
Other consumer	51	51	—	—	—
Total consumer	51	51	—	—	—
Total	$3,845	$101	$32	$3,794	$32

There were no nonaccrual loans guaranteed by a U.S. government agency at June 30, 2023.
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

($ in thousands)	Hotel / Motel	Warehouse	Retail	Restaurants	Single Family Residential	Total
June 30, 2023
Commercial real estate:
Commercial property	$699	$—	$—	$—	$—	$699
Business property	—	2,272	655	80	—	3,007
Total commercial real estate	699	2,272	655	80	—	3,706
Commercial and industrial	15	—	—	—	73	88
Total	$714	$2,272	$655	$80	$73	$3,794

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
June 30, 2023
Commercial real estate:
Business property	$—	$—	$—	$—	$—	$79	$656	$735	$735
Total commercial real estate	—	—	—	—	—	79	656	735	735
Commercial and industrial	—	—	—	—	62	—	—	62	62
Consumer:
Residential mortgage	312	—	—	312	—	—	—	—	312
Other consumer	116	—	—	116	—	32	9	41	157
Total consumer	428	—	—	428	—	32	9	41	469
Total	$428	$—	$—	$428	$62	$111	$665	$838	$1,266

Loan Modification
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or combination of at above mentioned modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
There were no loans that were both experiencing financial difficulty and modified during the three months ended June 30, 2023.The following table presents the loans that were both experiencing financial difficulty and modified during the six months ended June 30, 2023 by loan segments and modification type:

($ in thousands)	Interest Only	Total	Percentage to Each Loan Segment
Commercial and industrial	$11	$11	0.1%
Total	$11	$11	0.1%

The Company had no commitments to lend to the borrower included in the above table as of June 30, 2023. The loan was current status as of June 30, 2023 and had no payment default during the three and six months ended June 30, 2023.
Purchases, Sales, and Transfers
The Company had no loans that were transferred from loans held-for-investment to loans held-for-sale the three and six months ended June 30, 2023.
The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three and six months ended June 30, 2023.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

($ in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Consumer:
Residential mortgage	$—	$15,741
Total consumer	—	15,741
Total	$—	$15,741

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	June 30, 2023
Commercial real estate:
Commercial property	$4,994
Business property	5,511
Total commercial real estate	10,505
Commercial and industrial	2,560
Total	$13,065

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
Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by legacy loan segments for the periods indicated:

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

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2022
Real estate loans:
Commercial property	$2,721	$2,727	$—	$—	$—
Residential property	372	372	—	—	—
SBA property	798	840	—	—	—
Total	$3,891	$3,939	$—	$—	$—

The following table presents information on the recorded investment in impaired loans by legacy loan segments for the periods indicated:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$323	$6	$324	$11
Residential property	456	—	458	—
SBA property	880	3	931	6
Commercial and industrial loans:
SBA commercial term	197	—	204	—
Total	$1,856	$9	$1,917	$17

The following table presents a summary of interest foregone on impaired loans for the periods indicated:

($ in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$24	$50
Less: interest income recognized on impaired loans on a cash basis	(9)	(17)
Interest income foregone on impaired loans	$15	$33

Credit Quality Indicators
The following table presents the risk categories for loans held-for-investment by legacy loan segments as of the date indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Real estate loans:
Commercial property	$1,282,044	$3,264	$3,084	$—	$1,288,392
Residential property	333,354	—	372	—	333,726
SBA property	132,910	245	1,737	—	134,892
Construction	17,054	—	—	—	17,054
Commercial and industrial loans:
Commercial term	75,473	1,248	979	—	77,700
Commercial lines of credit	152,042	2,100	—	—	154,142
SBA commercial term	16,175	—	36	—	16,211
SBA PPP	1,197	—	—	—	1,197
Other consumer loans	22,746	—	3	—	22,749
Total	$2,032,995	$6,857	$6,211	$—	$2,046,063

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

Purchases, Sales, and Transfers
The Company had no loans that were transferred between loans held-for investment and loans held-for-sale, and no purchases of loans held-for-investment during the three and six months ended June 30, 2022.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale by legacy loan segments as of the date indicated:

($ in thousands)	December 31, 2022
Real estate loans:
SBA property	$16,473
Commercial and industrial loans:
Commercial lines of credit	4,000
SBA commercial term	2,338
Total	$22,811

Note 5 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $16.8 million and $38.4 million, respectively, with the servicing rights retained and recognized a net gain on sale of $769 thousand and $2.0 million, respectively, during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the Company sold loans of $43.9 million and $78.1 million, respectively, with the servicing retained and recognized a net gain on sale of $2.1 million and $5.8 million, respectively. Loan servicing income was $868 thousand and $755 thousand for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	June 30, 2023				December 31, 2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$55	$6,655	$432	$7,142	$64	$6,831	$452	$7,347
Fair value	$108	$8,973	$626	$9,707	$118	$9,090	$620	$9,828
Discount rate	9.93%	12.30%	15.46%		7.73%	11.47%	12.55%
Prepayment speed	14.90%	15.04%	15.52%		17.10%	14.82%	18.93%
Weighted-average remaining life	20.4 years	21.2 years	6.8 years		20.8 years	21.4 years	6.7 years
Underlying loans being serviced	$11,773	$472,135	$55,252	$539,160	$13,058	$461,738	$56,299	$531,095

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended June 30,
	2023				2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$57	$6,842	$446	$7,345	$76	$6,984	$473	$7,533
Additions	—	212	35	247	—	669	44	713
Amortization	(2)	(399)	(49)	(450)	(4)	(460)	(66)	(530)
Balance at end of period	$55	$6,655	$432	$7,142	$72	$7,193	$451	$7,716

	Six Months Ended June 30,
	2023				2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$64	$6,831	$452	$7,347	$86	$6,701	$482	$7,269
Additions	—	588	80	668	—	1,414	94	1,508
Amortization	(9)	(764)	(100)	(873)	(14)	(922)	(125)	(1,061)
Balance at end of period	$55	$6,655	$432	$7,142	$72	$7,193	$451	$7,716

Note 6 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Operating lease cost (1)	$746	$659	$1,493	$1,324
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$818	$708	$1,631	$1,427
Right of use assets obtained in exchange for lease obligations	$31	$629	$226	$964

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Operating leases:
Operating lease assets	$5,182	$6,358
Operating lease liabilities	$5,495	$6,809
Weighted-average remaining lease term	4.3 years	4.3 years
Weighted-average discount rate	2.77%	2.66%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	June 30, 2023
Maturities:
2023	$1,169
2024	1,385
2025	1,243
2026	873
2027	422
After 2027	845
Total lease payment	5,937
Imputed Interest	(442)
Present value of operating lease liabilities	$5,495

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had no outstanding FHLB advance of June 30, 2023. At December 31, 2022, the Company had an overnight FHLB advance of $20.0 million with an interest rate of 4.65%. The Bank repaid the advance upon maturity.
At June 30, 2023 and December 31, 2022, loans pledged to secure borrowings from the FHLB were $1.04 billion and $1.16 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $12.5 million and $10.0 million at June 30, 2023 and December 31, 2022, respectively. The Company had additional borrowing capacity of $625.1 million and $561.7 million from the FHLB as of June 30, 2023 and December 31, 2022, respectively.
Other Borrowing Arrangements
At June 30, 2023, the Company had $30.3 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $37.7 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at June 30, 2023.
Note 8 - Shareholders’ Equity
Series C, Senior Non-Cumulative Perpetual Preferred Stock
On May 24, 2022, the Company issued 69,141 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference of $1,000 per share (“Series C Preferred Stock”) for the capital investment of $69.1 million from the U.S. Treasury under the Emergency Capital Investment Program (“ECIP”). ECIP investment qualifies as tier 1 capital for purposes of the bank regulatory capital requirements.
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
Stock Repurchase
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 747,938 shares, through February 1, 2023. On January 26, 2023, the Company announced the amendment of the repurchase program, which extended the program expiration from February 1, 2023 to February 1, 2024. The Company completed the repurchase of all shares under this program during the three months ended March 31, 2023. The Company repurchased and retired 747,938 shares of common stock at a weighted-average price of $18.15 per share, totaling $13.6 million under this repurchase program.

Note 9 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of June 30, 2023, there were 700,000 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Share-based compensation expense related to:
Stock options	$27	$43	$63	$90
Restricted stock awards	86	99	170	193
Total share-based compensation expense	$113	$142	$233	$283
Related tax benefits	$25	$31	$50	$60

The following table presents unrecognized share-based compensation expense as of the date indicated:

	June 30, 2023
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$247	3.1 years
Restricted stock awards	593	2.7 years
Total unrecognized share-based compensation expense	$840	2.8 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended June 30, 2023
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	508,860	$13.03	4.1 years	$745
Exercised	(21,020)	$10.33	1.0 years
Outstanding at end of period	487,840	$13.14	3.9 years	$765
Exercisable at end of period	406,840	$11.97	3.2 years	$1,113

	Six Months Ended June 30, 2023
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	566,637	$12.49	4.1 years	$2,946
Exercised	(78,797)	$8.46	1.5 years
Outstanding at end of period	487,840	$13.14	3.9 years	$765
Exercisable at end of period	406,840	$11.97	3.2 years	$1,113

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	88,000	$18.70	94,000	$18.95
Vested	(7,000)	$15.15	(13,000)	$18.59
Outstanding at end of period	81,000	$19.01	81,000	$19.01

Restricted Stock Awards
The following table represents RSA activity for the periods indicated:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	45,761	$17.53	62,022	$16.59
Vested	—	$—	(16,261)	$13.93
Outstanding at end of period	45,761	$17.53	45,761	$17.53

Note 10 - Income Taxes
Income tax expense was $3.1 million and $3.8 million, respectively, and the effective tax rate was 29.1% and 29.3%, respectively, for the three months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, income tax expense was $7.2 million and $7.9 million, respectively, and the effective tax rate was 28.9% and 29.1%, respectively.
At June 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of June 30, 2023, the Company is no longer subject to examination by taxing authorities for tax years before 2019 for federal taxes and before 2018 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 11 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2023	2022	2023	2022
Basic earnings per share:
Net income	$7,477	$9,092	$17,774	$19,332
Less: income allocated to unvested restricted stock	(24)	(42)	(57)	(90)
Net income allocated to common stock	$7,453	$9,050	$17,717	$19,242
Weighted-average total common shares outstanding	14,316,961	14,952,590	14,390,986	14,935,686
Less: weighted-average unvested restricted stock	(45,761)	(68,822)	(46,217)	(69,696)
Weighted-average common shares outstanding, basic	14,271,200	14,883,768	14,344,769	14,865,990
Basic earnings per share	$0.52	$0.61	$1.24	$1.29
Diluted earnings per share:
Net income allocated to common stock	$7,453	$9,050	$17,717	$19,242
Weighted-average common shares outstanding, basic	14,271,200	14,883,768	14,344,769	14,865,990
Diluted effect of stock options	85,576	238,684	124,212	272,503
Weighted-average common shares outstanding, diluted	14,356,776	15,122,452	14,468,981	15,138,493
Diluted earnings per share	$0.52	$0.60	$1.22	$1.27

There were 187,100 and 65,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, there were 93,700 and 65,000 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	June 30, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,770	$276,410	$3,117	$251,178
Unfunded loan commitments	445	56,374	692	38,486
Standby letters of credit	3,668	1,801	2,989	1,901
Commercial letters of credit	—	558	—	502
Total	$6,883	$335,143	$6,798	$292,067

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million. As of June 30, 2023 and December 31, 2022, the Company maintained an ACL on off-balance sheet credit exposures of $1.6 million and $299 thousand in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income, totaled $100 thousand, which represents the retention amount on its insurance claims. During the year ended December 31, 2022, the Company incurred additional legal expenses of $220 thousand associated with the on-going legal matters related to the data incident, all of which are included in Professional Fees in Consolidated Statement of Income. There were no additional expenses for the six months ended June 30, 2023. The Company anticipates additional expenses will be incurred in future periods; while, the Company does have a cyber-liability insurance policy, it may not cover all losses related to this incident.

Note 13 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of June 30, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it is subject to. Under the Federal Reserve’s “Small Bank Holding Company” policy, the Company is not currently subject to separate minimum capital requirements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.62% and 9.23%, respectively, as of June 30, 2023, and 8.79% and 9.52%, respectively, as of December 31, 2022. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$281,568	13.12%	$96,574	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	377,163	17.57%	171,686	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	350,709	16.34%	128,765	6.0%	N/A	N/A
Tier 1 capital (to average assets)	350,709	13.84%	101,359	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$343,297	16.00%	$96,571	4.5%	$139,491	6.5%
Total capital (to risk-weighted assets)	369,751	17.23%	171,682	8.0%	214,602	10.0%
Tier 1 capital (to risk-weighted assets)	343,297	16.00%	128,761	6.0%	171,682	8.0%
Tier 1 capital (to average assets)	343,297	13.55%	101,357	4.0%	126,696	5.0%
December 31, 2022
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$276,360	13.29%	$93,554	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	370,742	17.83%	166,319	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	345,501	16.62%	124,739	6.0%	N/A	N/A
Tier 1 capital (to average assets)	345,501	14.33%	96,472	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$338,891	16.30%	$93,553	4.5%	$135,131	6.5%
Total capital (to risk-weighted assets)	364,132	17.52%	166,316	8.0%	207,895	10.0%
Tier 1 capital (to risk-weighted assets)	338,891	16.30%	124,737	6.0%	166,316	8.0%
Tier 1 capital (to average assets)	338,891	14.05%	96,469	4.0%	120,586	5.0%

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
Note 14 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$26	$22	$52	$43
Account analysis fees	235	232	460	447
Non-sufficient funds charges	88	57	160	104
Other deposit related fees	20	19	41	39
Total service charges and fees on deposits	369	330	713	633
Debit card fees	78	85	151	169
Gain (loss) on sale of other real estate owned	—	—	—	—
Wire transfer fees	161	166	305	325
Other service charges	55	47	103	92
Total	$663	$628	$1,272	$1,219

Note 15 - Subsequent Events
Dividend Declared on Common Stock
On July 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on or about August 18, 2023, to shareholders of record as of the close of business on August 11, 2023.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and six months ended June 30, 2023. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Adoption of Current Expected Credit Losses Accounting Standard
On January 1, 2023, the Company adopted the provisions of ASC 326, “Financial Instruments - Credit Losses (Topic 326)” Instruments. The adoption of ASC 326 changes the way the Company estimates the ACL on certain financial assets. The adoption of ASC 326 requires the Company to measure and record current expected credit losses for financial assets within the scope of ASC 326, which the Company currently consist substantially of loans, off-balance sheet credit exposures and securities available-for-sale. Measuring credit losses under the current expected credit losses (“CECL”) framework requires a significant amount of judgment, including the incorporation of reasonable and supportable forecasts about future conditions that may ultimately impact the level of credit losses the Company may recognize. Under the CECL framework, current expected credit losses are recorded on financial assets within the scope of ASC 326 at the time of their origination or acquisition. Please also see Note 1 to the Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q for addition discussion.
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
Non-GAAP Measures
The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated, and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies.
The following tables present reconciliation of return on average tangible common equity, tangible common equity per common share and tangible common equity to tangible assets ratios to their most comparable GAAP measures as of the dates or for the periods indicated. These non-GAAP measures, which are presented in this Quarterly Report on Form 10-Q, are used by management in its analysis of the Company's performance.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Average total shareholders' equity	$339,869	$292,135	$337,530	$275,841
Less: average preferred stock	69,141	28,872	69,141	14,516
Average tangible common equity	$270,728	$263,263	$268,389	$261,325
Net income	$7,477	$9,092	$17,774	$19,332
Annualized return on average shareholders’ equity	8.82%	12.48%	10.62%	14.13%
Annualized return on average tangible common equity	11.08%	13.85%	13.35%	14.92%

($ in thousands, except per share data)	June 30, 2023	December 31, 2022	June 30, 2022
Total shareholders' equity	$340,411	$335,442	$334,375
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$271,270	$266,301	$265,234
Outstanding common shares	14,318,890	14,625,474	14,956,760
Book value per common share	$23.77	$22.94	$22.36
Tangible common equity per common share	$18.94	$18.21	$17.73
Total assets	$2,556,345	$2,420,036	$2,344,560
Total shareholders' equity to total assets	13.32%	13.86%	14.26%
Tangible common equity to total assets	10.61%	11.00%	11.31%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Selected balance sheet data:
Cash and cash equivalents	$222,146	$299,910	$222,146	$299,910
Securities available-for-sale	138,673	139,067	138,673	139,067
Loans held-for-sale	13,065	9,627	13,065	9,627
Loans held-for-investment	2,122,427	1,833,010	2,122,427	1,833,010
ACL on loans (1)	(24,867)	(21,071)	(24,867)	(21,071)
Total assets	2,556,345	2,344,560	2,556,345	2,344,560
Total deposits	2,188,232	1,997,607	2,188,232	1,997,607
Shareholders’ equity	340,411	334,375	340,411	334,375
Selected income statement data:
Interest income	$36,838	$22,446	$71,374	$43,340
Interest expense	15,121	1,095	27,243	1,996
Net interest income	21,717	21,351	44,131	41,344
Provision (reversal) for credit losses (1)	197	(109)	(2,581)	(1,300)
Noninterest income	2,657	3,648	5,678	8,934
Noninterest expense	13,627	12,245	27,381	24,316
Income before income taxes	10,550	12,863	25,009	27,262
Income tax expense	3,073	3,771	7,235	7,930
Net income	7,477	9,092	17,774	19,332
Per share data:
Earnings per common share, basic	$0.52	$0.61	$1.24	$1.29
Earnings per common share, diluted	0.52	0.60	1.22	1.27
Book value per common share (2)	23.77	22.36	23.77	22.36
Tangible common equity per common share (10)	18.94	17.73	18.94	17.73
Cash dividends declared per common share	0.18	0.15	0.33	0.30
Outstanding share data:
Number of common shares outstanding	14,318,890	14,956,760	14,318,890	14,956,760
Weighted-average common shares outstanding, basic	14,271,200	14,883,768	14,344,769	14,865,990
Weighted-average common shares outstanding, diluted	14,356,776	15,122,452	14,468,981	15,138,493
Selected performance ratios:
Return on average assets (3)	1.19%	1.65%	1.44%	1.78%
Return on average shareholders’ equity (3)	8.82%	12.48%	10.62%	14.13%
Dividend payout ratio (4)	34.62%	24.59%	26.61%	23.26%
Efficiency ratio (5)	55.91%	48.98%	54.97%	48.36%
Yield on average interest-earning assets (3)	6.02%	4.22%	5.93%	4.13%
Cost of average interest-bearing liabilities (3)	3.97%	0.43%	3.72%	0.39%
Net interest spread (3)	2.05%	3.79%	2.21%	3.74%
Net interest margin (3), (6)	3.55%	4.01%	3.67%	3.94%
Total loans to total deposits ratio (7)	97.59%	92.24%	97.59%	92.24%

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Asset quality:
Loans 30 to 89 days past due and still accruing	$428	$682	$428	$682
Nonperforming loans (8)	3,845	1,223	3,845	1,223
Nonperforming assets (9)	3,845	2,031	3,845	2,031
Net charge-offs (recoveries)	(16)	18	(1,118)	10
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.02%	0.04%	0.02%	0.04%
Nonperforming loans to loans held-for-investment	0.18%	0.07%	0.18%	0.07%
Nonperforming loans to ACL on loans	15.46%	5.80%	15.46%	5.80%
Nonperforming assets to total assets	0.15%	0.09%	0.15%	0.09%
ACL on loans to loans held-for-investment	1.17%	1.15%	1.17%	1.15%
ACL on loans to nonperforming loans	646.74%	1,722.89%	646.74%	1,722.89%
Net charge-offs (recoveries) to average loans held-for-investment (3)	(0.01)%	0.01%	(0.11)%	0.01%
Capital ratios:
Shareholders’ equity to total assets	13.32%	14.26%	13.32%	14.26%
Tangible common equity to total assets (10)	10.61%	11.31%	10.61%	11.31%
Average shareholders’ equity to average total assets	13.48%	13.23%	13.52%	12.63%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	13.12%	14.44%	13.12%	14.44%
Total capital (to risk-weighted assets)	17.57%	19.25%	17.57%	19.25%
Tier 1 capital (to risk-weighted assets)	16.34%	18.11%	16.34%	18.11%
Tier 1 capital (to average assets)	13.84%	15.37%	13.84%	15.37%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	16.00%	17.79%	16.00%	17.79%
Total capital (to risk-weighted assets)	17.23%	18.92%	17.23%	18.92%
Tier 1 capital (to risk-weighted assets)	16.00%	17.79%	16.00%	17.79%
Tier 1 capital (to average assets)	13.55%	15.09%	13.55%	15.09%

(1)    ACL and reversal for credit losses for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310. Provisions for credit losses on off-balance sheet credit exposures of $36 thousand and $38 thousand, respectively, for the three and six months ended June 30, 2022 were recorded in Other Expense on the Consolidated Income Statement (Unaudited).
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

Executive Summary
Q2 2023 Financial Highlights
•Net income was $7.5 million for the three months ended June 30, 2023, a decrease of $1.6 million, or 17.8%, from $9.1 million for the three months ended June 30, 2022;
▪Recorded a provision (reversal) for credit losses of $197 thousand for the three months ended June 30, 2023 compared with $(109) thousand for the three months ended June 30, 2022.
▪ACL on loan to loans held-for-investment ratio was 1.17% at June 30, 2023 compared with 1.22% at December 31, 2022.
•Net interest income was $21.7 million for the three months ended June 30, 2023 compared with $21.4 million for the three months ended June 30, 2022. Net interest margin was 3.55% for the three months ended June 30, 2023 compared with 4.01% for the three months ended June 30, 2022.
•Gain on sale of loans was $769 thousand for the three months ended June 30, 2023 compared with $2.0 million for the three months ended June 30, 2022.
•Total assets were $2.56 billion at June 30, 2023, an increase of $136.3 million, or 5.6%, from $2.42 billion at December 31, 2022;
•Loans held-for-investment were $2.12 billion at June 30, 2023, an increase of $76.4 million, or 3.7%, from $2.05 billion at December 31, 2022; and
•Total deposits were $2.19 billion at June 30, 2023, an increase of $142.2 million, or 7.0%, from $2.05 billion at December 31, 2022.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,097,489	$32,960	6.30%	$1,804,368	$21,243	4.72%
Mortgage backed securities	98,971	713	2.89%	88,032	416	1.90%
Collateralized mortgage obligation	26,228	262	4.01%	25,929	125	1.93%
SBA loan pool securities	8,364	81	3.88%	11,164	43	1.54%
Municipal bonds - tax exempt (2)	4,234	33	3.13%	5,347	37	2.78%
Corporate bonds	4,339	47	4.34%	4,852	47	3.89%
Interest-bearing deposits in other financial institutions	201,696	2,570	5.11%	185,786	410	0.89%
FHLB and other bank stock	12,187	172	5.66%	9,847	125	5.09%
Total interest-earning assets	2,453,508	36,838	6.02%	2,135,325	22,446	4.22%
Noninterest-earning assets:
Cash and due from banks	20,754			20,801
Allowance for credit losses on loans	(24,710)			(21,204)
Other assets	71,200			73,137
Total noninterest earning assets	67,244			72,734
Total assets	$2,520,752			$2,208,059
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$465,564	3,929	3.38%	$464,829	430	0.37%
Savings	7,767	5	0.26%	14,989	2	0.05%
Time deposits	1,054,191	11,187	4.26%	521,606	609	0.47%
Borrowings	—	—	—%	11,132	54	1.95%
Total interest-bearing liabilities	1,527,522	15,121	3.97%	1,012,556	1,095	0.43%
Noninterest-bearing liabilities:
Demand deposits	628,127			889,691
Other liabilities	25,234			13,677
Total noninterest-bearing liabilities	653,361			903,368
Total liabilities	2,180,883			1,915,924
Shareholders’ equity	339,869			292,135
Total liabilities and shareholders’ equity	$2,520,752			$2,208,059
Net interest income		$21,717			$21,351
Net interest spread (3)			2.05%			3.79%
Net interest margin (4)			3.55%			4.01%
Cost of funds (5)			2.81%			0.23%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $247 thousand and $606 thousand, respectively, and net accretion of discount on loans of $751 thousand and $907 thousand, respectively, are included in the interest income for the three months ended June 30, 2023 and 2022.
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
(6)    Annualized.

	Six Months Ended June 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,085,021	$64,189	6.21%	$1,788,958	$41,433	4.67%
Mortgage backed securities	98,278	1,396	2.86%	86,138	723	1.69%
Collateralized mortgage obligation	26,484	518	3.94%	22,106	173	1.58%
SBA loan pool securities	8,693	163	3.78%	10,633	81	1.54%
Municipal bonds - tax exempt (2)	4,228	67	3.20%	5,489	73	2.68%
Corporate bonds	4,424	94	4.28%	4,944	94	3.83%
Interest-bearing deposits in other financial institutions	189,230	4,593	4.89%	188,051	506	0.54%
FHLB and other bank stock	11,190	354	6.38%	9,216	257	5.62%
Total interest-earning assets	2,427,548	71,374	5.93%	2,115,535	43,340	4.13%
Noninterest-earning assets:
Cash and due from banks	20,953			20,594
Allowance for credit losses on loans	(25,727)			(21,787)
Other assets	73,177			70,384
Total noninterest earning assets	68,403			69,191
Total assets	$2,495,951			$2,184,726
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$475,707	7,374	3.13%	$448,496	743	0.33%
Savings	7,932	10	0.25%	15,315	4	0.05%
Time deposits	985,851	19,650	4.02%	553,818	1,144	0.42%
Borrowings	7,862	209	5.36%	10,768	105	1.97%
Total interest-bearing liabilities	1,477,352	27,243	3.72%	1,028,397	1,996	0.39%
Noninterest-bearing liabilities:
Demand deposits	657,687			865,294
Other liabilities	23,382			15,194
Total noninterest-bearing liabilities	681,069			880,488
Total liabilities	2,158,421			1,908,885
Shareholders’ equity	337,530			275,841
Total liabilities and shareholders’ equity	$2,495,951			$2,184,726
Net interest income		$44,131			$41,344
Net interest spread (3)			2.21%			3.74%
Net interest margin (4)			3.67%			3.94%
Cost of funds (5)			2.57%			0.21%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $422 thousand and $1.8 million, respectively, and net accretion of discount on loans of $1.4 million and $1.8 million, respectively, are included in the interest income for the six months ended June 30, 2023 and 2022.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$3,451	$8,266	$11,717	$6,857	$15,899	$22,756
Investment securities	34	434	468	113	981	1,094
Other interest-earning assets	50	2,157	2,207	12	4,172	4,184
Total interest income	3,535	10,857	14,392	6,982	21,052	28,034
Interest incurred on:
Savings, NOW, and money market deposits	(6)	3,508	3,502	32	6,605	6,637
Time deposits	622	9,956	10,578	892	17,614	18,506
Borrowings	(54)	—	(54)	(28)	132	104
Total interest expense	562	13,464	14,026	896	24,351	25,247
Change in net interest income	$2,973	$(2,607)	$366	$6,086	$(3,299)	$2,787

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Interest and dividend income:
Loans, including fees	$32,960	$21,243	$11,717	55.2%
Investment securities	1,136	668	468	70.1%
Other interest-earning assets	2,742	535	2,207	412.5%
Total interest income	36,838	22,446	14,392	64.1%
Interest expense:
Deposits	15,121	1,041	14,080	1,352.5%
Borrowings	—	54	(54)	(100.0)%
Total interest expense	15,121	1,095	14,026	1,280.9%
Net interest income	$21,717	$21,351	$366	1.7%

Net interest income increased primarily due to a 14.9% increase in average balance of interest-earning assets and a 180 basis point increase in average yield, partially offset by a 50.9% increase in average balance of interest-bearing liabilities and a 354 basis point increase in average cost.
Interest and fees on loans increased primarily due to a 16.2% increase in average balance and a 158 basis point increase in average yield. The increase in average yield was primarily due to an increase in overall interest rates on loans from the rising interest rate environment, partially offset by decreases in net amortization of deferred loan fees and net accretion of discount on loans. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to a 5.0% increase in average balance and a 123 basis point increase in average yield. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the three months ended June 30, 2023 and 2022, average yield on total investment securities was 3.21% and 1.98%, respectively.
Interest income on other interest-earning assets increased primarily due to a 9.3% increase in average balance and a 404 basis point increase in average yield. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank (“FRB”). For the three months ended June 30, 2023 and 2022, average yield on total other interest-earning assets was 5.14% and 1.10%, respectively.

Interest expense on deposits increased primarily due to a 52.5% increase in average balance of interest-bearing deposits and a 355 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the three months ended June 30, 2023 and 2022, average cost on total interest-bearing deposits was 3.97% and 0.42%, respectively, and average cost on total deposits were 2.81% and 0.22%, respectively.
The Company had no borrowings during the three months ended June 30, 2023.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table presents the components of net interest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Interest and dividend income:
Loans, including fees	$64,189	$41,433	$22,756	54.9%
Investment securities	2,238	1,144	1,094	95.6%
Other interest-earning assets	4,947	763	4,184	548.4%
Total interest income	71,374	43,340	28,034	64.7%
Interest expense:
Deposits	27,034	1,891	25,143	1,329.6%
Borrowings	209	105	104	99.0%
Total interest expense	27,243	1,996	25,247	1,264.9%
Net interest income	$44,131	$41,344	$2,787	6.7%

Net interest income increased primarily due to a 14.7% increase in average balance of interest-earning assets and a 180 basis point increase in average yield, partially offset by a 43.7% increase in average balance of interest-bearing liabilities and a 333 basis point increase in average cost.
Interest and fees on loans increased primarily due to a 16.5% increase in average balance and a 154 basis point increase in average yield. The increase in average yield was primarily due to an increase in overall interest rates on loans from the rising interest rate environment, partially offset by decreases in net amortization of deferred loan fees and net accretion of discount on loans. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to a 9.9% increase in average balance and a 140 basis point increase in average yield. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the six months ended June 30, 2023 and 2022, average yield on total investment securities was 3.18% and 1.78%, respectively.
Interest income on other interest-earning assets increased primarily due to a 1.6% decrease in average balance and a 420 basis point increase in average yield. The increase in average yield was primarily due to an increase in interest rate on cash held at the FRB. For the six months ended June 30, 2023 and 2022, average yield on total other interest-earning assets was 4.98% and 0.78%, respectively.
Interest expense on deposits increased primarily due to a 44.4% increase in average balance of interest-bearing deposits and a 334 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the six months ended June 30, 2023 and 2022, average cost on total interest-bearing deposits was 3.71% and 0.37%, respectively, and average cost on total deposits were 2.56% and 0.20%, respectively.
Interest expense on borrowings increased primarily due to increases in average cost. The Company had no borrowings during the three months ended June 30, 2023.

Provision (reversal) for Credit Losses
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Provision (reversal) for credit losses on loans	$157	$(109)	$266	NM
Provision for credit losses on off-balance sheet credit exposure (1)	40	36	4	11.1%
Total provision (reversal) for credit losses	$197	$(73)	$270	NM

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Reversal for credit losses on loans	$(2,260)	$(1,300)	$(960)	73.8%
Provision (reversal) for credit losses on off-balance sheet credit exposure (1)	(321)	38	(359)	NM
Total reversal for credit losses	$(2,581)	$(1,262)	$(1,319)	104.5%

(1)Provision for credit losses on off-balance sheet credit exposures for the three and six months ended June 30, 2022 was recorded in Other Expense on the Consolidated Income Statement (Unaudited).
Provision (reversal) for credit losses and ACL for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
The reversal for credit losses for the six months ended June 30, 2023 was primarily due to the increase in the net recoveries combined with overall improvements in credit quality during three months ended March 31, 2023 and the improved economic forecasts by the FOMC in June 2023. During the three months end June 30, 2023, qualitative factors increased due to increases in classified and nonaccrual loans. The FOMC’s forecasted national unemployment rate by 2023 year end improved from 4.5% to 4.1% and the national real GDP improved from 0.4% to 1.0% (when the latest forecasts are compared with the March 2023 FOMC forecasts).
See further discussion in “Allowance for Credit Losses.”
Noninterest Income
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Service charges and fees on deposits	$369	$330	$39	11.8%
Loan servicing income	868	755	113	15.0%
Bank-owned life insurance income	184	175	9	NM
Gain on sale of loans	769	2,039	(1,270)	(62.3)%
Other income	467	349	118	33.8%
Total noninterest income	$2,657	$3,648	$(991)	(27.2)%

Loan servicing income increased primarily due to a decrease in servicing asset amortization. Servicing asset amortization was $449 thousand and $532 thousand, respectively, for the three months ended June 30, 2023 and 2022.
Gain on sale of loans decreased primarily due to a lower level of premium on SBA loans in the secondary market and a decrease in sales volume. The Company sold SBA loans of $16.8 million with a gain of $769 thousand during the three months ended June 30, 2023. During the three months ended June 30, 2022, the Company sold SBA loans of $38.4 million with a gain of $2.0 million.
Other income primarily included wire transfer fees of $161 thousand and $166 thousand, respectively, and debit card interchange fees of $78 thousand and $85 thousand, respectively, for the three months ended June 30, 2023 and 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table presents the components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Service charges and fees on deposits	$713	$633	$80	12.6%
Loan servicing income	1,728	1,455	273	18.8%
Bank-owned life insurance income	364	347	17	NM
Gain on sale of loans	2,078	5,816	(3,738)	(64.3)%
Other income	795	683	112	16.4%
Total noninterest income	$5,678	$8,934	$(3,256)	(36.4)%

Loan servicing income increased primarily due to a decrease in servicing asset amortization. Servicing asset amortization was $873 thousand and $1.1 million, respectively, for the six months ended June 30, 2023 and 2022.
Gain on sale of loans decreased primarily due to a lower level of premium on SBA loans in the secondary market and a decrease in sales volume. The Company sold SBA loans of $43.9 million with a gain of $2.1 million during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company sold SBA loans of $78.1 million with a gain of $5.8 million.
Other income primarily included wire transfer fees of $305 thousand and $325 thousand, respectively, and debit card interchange fees of $151 thousand and $169 thousand, respectively, for the six months ended June 30, 2023 and 2022.
Noninterest Expense
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Salaries and employee benefits	$8,675	$8,125	$550	6.8%
Occupancy and equipment	1,919	1,537	382	24.9%
Professional fees	772	642	130	20.2%
Marketing and business promotion	203	310	(107)	(34.5)%
Data processing	380	441	(61)	(13.8)%
Director fees and expenses	217	182	35	19.2%
Regulatory assessments	382	147	235	159.9%
Other expenses	1,079	861	218	25.3%
Total noninterest expense	$13,627	$12,245	$1,382	11.3%

Salaries and employee benefits increased primarily due to an increase in salaries, partially offset by decreases in bonus and vacation accruals, and incentives tied to the sales of SBA loans originated at LPOs. The number of full-time equivalent employees was 272 at June 30, 2023 compared to 271 at June 30, 2022.
Occupancy and equipment increased primarily due to new branches openings during the second half of 2022. The Company opened three new full-service branches in Dallas and Carrollton, Texas and Palisades Park, New Jersey.
Professional fees increased primarily due to increases in internal audit and consulting fees.
Marketing and business promotion expense decreased primarily due to a decrease in marketing activities.
Regulatory assessments increased primarily due to an increase in FDIC assessment rates and an adjustment of $113 thousand made for the three months ended March 31, 2023. The FDIC increased the initial base deposit insurance assessment rate schedules by two basis points beginning in the first quarterly assessment period of 2023.

Other expenses primarily included $73 thousand and $55 thousand in loan related expenses, $548 thousand and $369 thousand in office expense, and $203 thousand and $150 thousand in armed guard expense for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2022, provision for off-balance sheet credit exposures of $36 thousand was recorded in other expenses; however, provision for off-balance sheet credit exposures of $40 thousand for the three months ended June 30, 2023 was recorded in Provision (Reversal) for Credit Losses on the Consolidated Statements of Income (Unaudited).
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table presents the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Salaries and employee benefits	$17,603	$16,720	$883	5.3%
Occupancy and equipment	3,815	2,934	881	30.0%
Professional fees	1,504	1,045	459	43.9%
Marketing and business promotion	575	517	58	11.2%
Data processing	792	845	(53)	(6.3)%
Director fees and expenses	397	351	46	13.1%
Regulatory assessments	537	288	249	86.5%
Other expenses	2,158	1,616	542	33.5%
Total noninterest expense	$27,381	$24,316	$3,065	12.6%

Salaries and employee benefits increased primarily due to an increase in salaries, partially offset by decreases in bonus and vacation accruals, and incentives tied to the sales of SBA loans originated at LPOs. The number of full-time equivalent employees was 272 at June 30, 2023 compared to 271 at June 30, 2022.
Occupancy and equipment increased primarily due to new branches openings during the second half of 2022. The Company opened three new full-service branches in Dallas and Carrollton, Texas and Palisades Park, New Jersey.
Professional fees increased primarily due to increases in internal audit and consulting fees.
Marketing and business promotion expense decreased primarily due to a decrease in marketing activities.
Regulatory assessments increased primarily due to an increase in FDIC assessment rates. The FDIC increased the initial base deposit insurance assessment rate schedules by two basis points beginning in the first quarterly assessment period of 2023.
Other expenses primarily included $197 thousand and $101 thousand in loan related expenses, $1.1 million and $695 thousand in office expense, and $382 thousand and $290 thousand in armed guard expense for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2022, provision for credit losses on off-balance sheet credit exposures of $38 thousand was recorded in other expenses; however, reversal for credit losses on off-balance sheet credit exposures of $321 thousand for the six months ended June 30, 2023 was recorded in Provision (Reversal) for Credit Losses on the Consolidated Statements of Income (Unaudited).
Income Tax Expense
Income tax expense was $3.1 million and $3.8 million, respectively, and the effective tax rate was 29.1% and 29.3%, respectively, for the three months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, income tax expense was $7.2 million and $7.9 million, respectively, and the effective tax rate was 28.9% and 29.1%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$109,377	$97,119	$(12,258)	$109,497	$96,900	$(12,597)
Residential collateralized mortgage obligations	27,077	25,325	(1,752)	28,515	26,956	(1,559)
SBA loan pool securities	8,387	7,974	(413)	9,704	9,298	(406)
Municipal bonds	4,259	4,221	(38)	4,262	4,186	(76)
Corporate bonds	5,000	4,034	(966)	5,000	4,523	(477)
Total securities available-for-sale	$154,100	$138,673	$(15,427)	$156,978	$141,863	$(15,115)

Total investment securities were $138.7 million at June 30, 2023, a decrease of $3.2 million, or 2.2%, from $141.9 million at December 31, 2022. The decrease was primarily due to principal paydowns of $8.7 million, net premium amortization of $116 thousand and a decrease in fair value of securities available-for-sale of $312 thousand, partially offset by purchases of $5.9 million.
As of June 30, 2023, 94.0%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses did not warrant an ACL as of June 30, 2023.
As of June 30, 2023, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	June 30, 2023
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$17	1.61%	$1,849	1.71%	$7,123	1.98%	$100,388	2.69%	$109,377	2.62%
Residential collateralized mortgage obligations	—	—%	2,058	3.90%	5,599	5.72%	19,420	3.36%	27,077	3.89%
SBA loan pool securities	—	—%	588	4.19%	3,318	3.53%	4,481	3.78%	8,387	3.71%
Municipal bonds	956	2.13%	948	3.24%	353	3.35%	2,002	3.56%	4,259	3.15%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$973	2.12%	$5,443	3.07%	$21,393	3.64%	$126,291	2.84%	$154,100	2.95%

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
Loans held-for-sale were $13.1 million at June 30, 2023, a decrease of $9.7 million, or 42.7%, from $22.8 million at December 31, 2022. The decrease was primarily due to sales of $43.9 million and pay-offs of nonaccrual commercial and industrial loans of $4.0 million, partially offset by new funding of $38.3 million.

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
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2023		January 1, 2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$793,946	37.5%	$772,020	37.8%
Business property	533,592	25.2%	526,513	25.7%
Multifamily	124,029	5.8%	124,751	6.1%
Construction	16,942	0.8%	17,054	0.8%
Total commercial real estate	1,468,509	69.3%	1,440,338	70.4%
Commercial and industrial	272,278	12.8%	249,250	12.2%
Consumer:
Residential mortgage	359,655	16.9%	333,726	16.3%
Other consumer	21,985	1.0%	22,749	1.1%
Total consumer	381,640	17.9%	356,475	17.4%
Loans held-for-investment	$2,122,427	100.0%	$2,046,063	100.0%
Allowance for credit losses on loans	(24,867)		(26,009)
Net loans held-for-investment	$2,097,560		$2,020,054

ACL on loans to loans held-for-investment	1.17%		1.27%

The following table presents the composition of the Company’s loans held-for-investment as of the date indicated:

	December 31, 2022
($ in thousands)	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,288,392	63.0%
Residential property	333,726	16.3%
SBA property	134,892	6.6%
Construction	17,054	0.8%
Total real estate loans	1,774,064	86.7%
Commercial and industrial loans:
Commercial term	77,700	3.8%
Commercial lines of credit	154,142	7.5%
SBA commercial term	16,211	0.8%
SBA PPP	1,197	0.1%
Total commercial and industrial loans	249,250	12.2%
Other consumer loans	22,749	1.1%
Loans held-for-investment	$2,046,063	100.0%
Allowance for loan losses	(24,942)
Net loans held-for-investment	$2,021,121

Allowance for loan losses to loans held-for-investment	1.22%

Loans held-for-investment were $2.12 billion at June 30, 2023, an increase of $76.4 million, or 3.7%, from $2.05 billion at December 31, 2022. The increase was primarily due to new funding and advances of $457.7 million and purchases of residential mortgage loans of $15.7 million, partially offset by paydowns and payoffs of $397.1 million.

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
ACL on Off-Balance Sheet Credit Exposures
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. These assumptions are based on the Company’s own historical internal loan data.

The following table presents activities in ACL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
ACL on loans
Balance at beginning of period	$24,694	$21,198	$24,942	$22,381
Impact of ASC 326 adoption	—	—	1,067	—
Charge-offs	(7)	(47)	(7)	(59)
Recoveries	23	29	1,125	49
Provision (reversal) for credit losses on loans	157	(109)	(2,260)	(1,300)
Balance at end of period	$24,867	$21,071	$24,867	$21,071
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,545	$216	$299	$214
Impact of ASC 326 adoption	—	—	1,607	—
Provision (reversal) for credit losses on off-balance sheet credit exposure	40	36	(321)	38
Balance at end of period	$1,585	$252	$1,585	$252

ASC 326 adoption required additional ACL on both loans and off-balance sheet credit exposures primarily due to an increase in the quantitatively measured ACL under ASC 326 because the incurred loss model under the legacy ASC 450 and ASC 310 measures inherent losses in the loan portfolio on a 1-year loss horizon basis, while CECL measures losses on "prepayment adjusted life of the loans" basis. In addition, historical loss rates used in legacy incurred loss model were low due to the Company's low loss rates in recent years, while the Company leverages peer group loss information under CECL.
The decrease in ACL for the six months ended June 30, 2023 was primarily due to the decrease in the quantitative adjustment factors from improvements in the economic forecasts.

The following tables present net charge-offs (recoveries) as a percentage to the average loan held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$776,931	$—	—%	$774,385	$—	—%
Business property	529,325	3	0.01%	526,874	(2)	(0.01)%
Multifamily	123,361	—	—%	124,240	—	—%
Construction	16,459	—	—%	17,141	—	—%
Total commercial real estate	1,446,076	3	0.01%	1,442,640	(2)	(0.01)%
Commercial and industrial	251,847	(7)	(0.01)%	250,885	(1,092)	(0.87)%
Consumer:
Residential mortgage	360,293	—	—%	348,345	—	—%
Other consumer	22,251	(12)	(0.22)%	22,397	(24)	(0.21)%
Total consumer	382,544	(12)	(0.01)%	370,742	(24)	(0.01)%
Total	$2,080,467	$(16)	(0.01)%	$2,064,267	$(1,118)	(0.11)%

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,176,726	$—	—%	$1,153,936	$—	—%
Residential property	237,978	—	—%	223,554	—	—%
SBA property	113,253	—	—%	115,220	—	—%
Construction	10,345	—	—%	9,701	—	—%
Total real estate loans	1,538,302	—	—%	1,502,411	—	—%
Commercial and industrial loans:
Commercial term	71,552	(2)	(0.01)%	71,963	(4)	(0.01)%
Commercial lines of credit	110,090	—	—%	104,952	—	—%
SBA commercial term	16,047	1	0.02%	16,455	(2)	(0.02)%
SBA PPP	10,549	—	—%	26,307	—	—%
Total commercial and industrial loans	208,238	(1)	(0.01)%	219,677	(6)	(0.02)%
Other consumer loans	21,615	19	0.35%	21,459	16	0.15%
Total	$1,768,155	$18	(0.01)%	$1,743,547	$10	(0.01)%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property (1)	$—	$2,400	N/A	N/A
SBA property (1)	—	585	N/A	N/A
Commercial property	699	N/A	N/A	N/A
Business property	3,007	N/A	N/A	N/A
Total commercial real estate	3,706	2,985	721	24.2%
Commercial and industrial	88	—	88	—%
Consumer:
Residential mortgage	—	372	(372)	(100.0)%
Other consumer	51	3	48	1,600.0%
Total consumer	51	375	(324)	(86.4)%
Total nonaccrual loans held-for-investment	3,845	3,360	485	14.4%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans held-for-investment	3,845	3,360	485	14.4%
Nonperforming loans held-for-sale	—	4,000	(4,000)	(100.0)%
Total nonperforming loans	3,845	7,360	(3,515)	(47.8)%
Other real estate owned	—	—	—	—%
Nonperforming assets	$3,845	$7,360	$(3,515)	(47.8)%

Nonaccrual loans held-for-investment to loans held-for-investment	0.18%	0.16%
Nonperforming assets to total assets	0.15%	0.30%
ACL on loans to nonaccrual loans held-for-investment	646.74%	742.32%

(1) Under the legacy loan segments and these loans are business property loans under the new loan segments.
The increase in nonaccrual loans held-for-investment was primarily due to loans placed on nonaccrual status of $1.5 million partially offset by paydowns and payoffs of $1.0 million during the six months ended June 30, 2023. Nonperforming loans held-for-sale of $4.0 million at December 31, 2022 were paid off during the three months ended March 31, 2023.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $94 thousand and $162 thousand would have been recorded during the three and six months ended June 30, 2023, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$635,329	$734,989	$(99,660)	(13.6)%
Interest-bearing deposits:
Savings	7,504	8,579	(1,075)	(12.5)%
NOW	16,993	11,405	5,588	49.0%
Retail money market accounts	464,655	494,749	(30,094)	(6.1)%
Brokered money market accounts	1	8	(7)	(87.5)%
Retail time deposits of:
$250,000 or less	392,012	295,354	96,658	32.7%
More than $250,000	451,590	353,876	97,714	27.6%
Brokered time deposits	160,148	87,023	73,125	84.0%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	1,552,903	1,310,994	241,909	18.5%
Total deposits	$2,188,232	$2,045,983	$142,249	7.0%

Total deposits not covered by deposit insurance	$1,034,148	$1,062,111	(27,963)	(2.6)%
Time deposits not covered by deposit insurance	$350,513	$293,951	56,562	19.2%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to money market accounts and time deposits attributable to the rising market rates. To retain existing and attract new customers, the Bank offers competitive rates on deposit products in the rising interest rate environment.
The increase in retail time deposits was primarily due to new accounts of $408.2 million and renewals of the matured accounts of $206.2 million, partially offset by matured and closed accounts of $431.9 million.
As of June 30, 2023 and December 31, 2022, total deposits were comprised of 29.0% and 35.9%, respectively, of noninterest-bearing demand accounts, 22.4% and 25.2%, respectively, of savings, NOW and money market accounts, and 48.6% and 38.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $2.9 million and $2.8 million, respectively, at June 30, 2023 and December 31, 2022.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
June 30, 2023
Time deposits of $250,000 or less	$142,210	$187,501	$219,820	$2,629	$552,160
Time deposits of more than $250,000	75,030	202,119	232,418	2,023	511,590
Total	$217,240	$389,620	$452,238	$4,652	$1,063,750
Not covered by deposit insurance	$58,518	$145,596	$144,577	$1,822	$350,513
December 31, 2022
Time deposits of $250,000 or less	$71,740	$71,808	$229,127	$9,702	$382,377
Time deposits of more than $250,000	137,312	35,812	239,257	1,495	413,876
Total	$209,052	$107,620	$468,384	$11,197	$796,253
Not covered by deposit insurance	$112,437	$26,749	$153,209	$1,556	$293,951

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $340.4 million at June 30, 2023, an increase of $5.0 million, or 1.5%, from $335.4 million at December 31, 2022. The increase was primarily due to net income of $17.8 million and cash proceeds from exercise of stock options of $667 thousand, partially offset by dividends declared on common stock of $4.8 million, stock repurchase of $6.8 million, a cumulative effect adjustment upon adoption of ASC 326 of $1.9 million, and an increase in accumulated other comprehensive loss of $220 thousand.
Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal and state banking regulators. The Company is not currently subject to separate minimum capital requirements under the Federal Reserve’s “Small Bank Holding Company” policy. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital requirements independent of the Bank.
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

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2023
Common tier 1 capital (to risk-weighted assets)	13.12%	16.00%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.57%	17.23%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.34%	16.00%	6.0%	8.0%
Tier 1 capital (to average assets)	13.84%	13.55%	4.0%	5.0%
December 31, 2022
Common tier 1 capital (to risk-weighted assets)	13.29%	16.30%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.83%	17.52%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.62%	16.30%	6.0%	8.0%
Tier 1 capital (to average assets)	14.33%	14.05%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.62% and 9.23%, respectively, as of June 30, 2023, and 8.79% and 9.52%, respectively, as of December 31, 2022.

Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. ECIP investment qualifies as tier 1 capital for purposes of the bank regulatory capital requirements.
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
Stock Repurchase
On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 747,938 shares, through February 1, 2023. On January 26, 2023, the Company announced the amendment of the repurchase program, which extended the program expiration from February 1, 2023 to February 1, 2024. The Company completed the repurchase of all shares under this program during the three months ended March 31, 2023. The Company repurchased and retired 747,938 shares of common stock at a weighted-average price of $18.15 per share, totaling $13.6 million under this repurchase program.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022	Amount Change	Percentage Change
Cash and cash equivalents	$222,146	$147,031	$75,115	51.1%
Cash and cash equivalents to total assets	8.7%	6.1%
Available borrowing capacity:
FHLB advances	$625,115	$561,745	63,370	11.3%
Federal Reserve Discount Window	30,285	23,902	6,383	26.7%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$720,400	$650,647	$69,753	10.7%
Total available borrowing capacity to total assets	28.2%	26.9%

During the six months ended June 30, 2023, the Company increased cash and cash equivalents by $75.1 million, or 51.1%, to $222.1 million and available borrowing capacity by $69.8 million, or 10.7%, to $720.4 million. As of June 30, 2023, the Company's cash and cash equivalents and available borrowing capacity cover approximately 91.1% of deposits not covered by deposit insurance compared to 75.1% at December 31, 2022. Subsequent to June 30, 2023, the Company established Borrower-in Custody Program with Federal Reserve that provided an additional borrowing capacity of $268.9 million. Such additional borrowing capacity in combination of other borrowing capacities and cash and cash equivalent would have covered approximately 117.1% of deposits not covered by deposit insurance compared with 91.1% without the additional borrowing capacity at June 30, 2023.
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

	June 30, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,770	$276,410	$3,117	$251,178
Unfunded loan commitments	445	56,374	692	38,486
Standby letters of credit	3,668	1,801	2,989	1,901
Commercial letters of credit	—	558	—	502
Total	$6,883	$335,143	$6,798	$292,067

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2023
Time deposits	$1,059,098	$4,471	$181	$—	$1,063,750
Operating leases	1,872	2,434	939	692	5,937
Total	$1,060,970	$6,905	$1,120	$692	$1,069,687
December 31, 2022
Time deposits	$785,056	$11,046	$151	$—	$796,253
FHLB advances	20,000	—	—	—	20,000
Operating leases	2,718	2,484	1,282	845	7,329
Total	$807,774	$13,530	$1,433	$845	$823,582

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
Overview
Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and Secured Overnight Financing Rate (“SOFR”) (basis risk).
The Company’s Board Asset Liability Committee (“ALCO”) establishes broad policy limits with respect to interest rate risk. Board ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, The Company seeks to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Board ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits. The Company also has a Management ALCO, which is comprised of the senior management team and the Chief Executive Officer, to proactively monitor interest rate risk.
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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract that change:

	June 30, 2023		December 31, 2022
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	4.6%	(3.1)%	6.9%	(0.5)%
+100	2.5%	(0.9)%	3.6%	0.3%
-100	(3.6)%	0.2%	(4.6)%	(1.5)%

On June 14, 2023, the Federal Reserve decided to maintain the upper range of the Fed Funds Target Rate at 5.25%. Holding the target range steady at this meeting allows the Committee to assess additional information and its implications for monetary policy. The Federal Reserve noted that it remains highly attentive to inflation risk. The Federal Reserve raised the upper range of the Fed Funds Target Rate to 5.50% during their meeting on July 25-26, 2023. In its press release following the meeting, the Federal Reserve noted that it will continue to assess additional information and its implications for monetary policy.
As of June 30, 2023, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slightly liability sensitive profile due to the continuing deposit mix shift from non-maturity deposits to time deposits. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual result may vary from the Company’s EVE sensitivity results.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2023 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
As of January 1, 2023, the Company adopted the CECL model under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The Company made changes to the loan loss reserve policies, processes and controls and incorporated new policies, process and controls over the estimation of ACL as a result. New controls were established over the review of PD and LGD model to calculate cash flows, economic forecasting projections and historical loss rate model provided by an independent third party. There has been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at June 30, 2023. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
The Company continues to monitor and evaluate the data incident for its magnitude and concomitant financial, legal or reputational consequences. During the year ended December 31, 2021, expenses associated with the data incident, all of which are included in Other Expense in Consolidated Statements of Income, totaled $100 thousand, which represents the retention amount on its insurance claims. During the year ended December 31, 2022, the Company incurred additional legal expenses of $220 thousand associated with the on-going legal matters related to the data incident, all of which are included in Professional Fees in Consolidated Statement of Income. There were no additional expenses for the three months ended March 31, 2023. The Company anticipates additional expenses will be incurred in future periods; while, the Company does have a cyber-liability insurance policy, it may not cover all losses related to this incident.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2023.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From April 1, 2023 to April 30, 2023	—	$—	—	—
From May 1, 2023 to May 31, 2023	—	—	—	—
From June 1, 2023 to June 30, 2023	—	—	—	—
Total	—	$—	—

On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 747,938 shares, through February 1, 2023. On January 26, 2023, the Company announced the amendment of the repurchase program, which extended the program expiration from February 1, 2023 to February 1, 2024. The Company completed the repurchase of all shares under this program during the three months ended March 31, 2023. The Company repurchased and retired 747,938 shares of common stock at a weighted-average price of $18.15 per share, totaling $13.6 million under this repurchase program.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.2	July 2, 2019
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	August 7, 2023	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2023	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)