Form 10-Q
period 2023-09-30
PCB BANCORP
filed 2023-11-08
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 31, 2023, the registrant had outstanding 14,259,340 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2023

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$22,691	$23,202
Interest-bearing deposits in other financial institutions	169,659	123,829
Total cash and cash equivalents	192,350	147,031
Securities available-for-sale, at fair value (amortized cost of $158,472 and $156,978 at September 30, 2023 and December 31, 2022, respectively, and allowance for credit losses of $0 at September 30, 2023)	139,218	141,863
Loans held-for-sale, at lower of cost or fair value	6,693	22,811
Loans held-for-investment, net of deferred fees and costs	2,167,605	2,046,063
Allowance for credit losses on loans (1)	(25,599)	(24,942)
Net loans held-for-investment	2,142,006	2,021,121
Premises and equipment, net	6,229	6,916
Federal Home Loan Bank and other restricted stock, at cost	12,716	10,183
Bank-owned life insurance	30,615	30,064
Deferred tax assets, net	4,486	3,115
Servicing assets	6,920	7,347
Operating lease assets	5,626	6,358
Accrued interest receivable	8,731	7,472
Other assets	12,384	15,755
Total assets	$2,567,974	$2,420,036
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$611,021	$734,989
Savings, NOW and money market accounts	459,038	514,741
Time deposits of $250,000 or less	607,664	382,377
Time deposits of more than $250,000	514,406	413,876
Total deposits	2,192,129	2,045,983
Federal Home Loan Bank advances	—	20,000
Operating lease liabilities	5,852	6,809
Accrued interest payable and other liabilities	28,141	11,802
Total liabilities	2,226,122	2,084,594
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,319,014 and 14,625,474 shares issued and outstanding, respectively, and included 42,161 and 62,022 shares of unvested restricted stock, respectively, at September 30, 2023 and December 31, 2022	143,401	149,631
Retained earnings	142,750	127,181
Accumulated other comprehensive loss, net	(13,440)	(10,511)
Total shareholders’ equity	341,852	335,442
Total liabilities and shareholders’ equity	$2,567,974	$2,420,036

(1)    Allowance for credit losses on loans at September 30, 2023 is presented under ASC 326, while prior period comparison continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$34,651	$24,835	$98,840	$66,268
Tax-exempt investment securities	30	34	97	107
Taxable investment securities	1,140	772	3,311	1,843
Other interest-earning assets	3,031	1,194	7,978	1,957
Total interest income	38,852	26,835	110,226	70,175
Interest expense:
Deposits	16,403	2,798	43,437	4,689
Other borrowings	—	14	209	119
Total interest expense	16,403	2,812	43,646	4,808
Net interest income	22,449	24,023	66,580	65,367
Provision (reversal) for credit losses (1)	751	3,753	(1,830)	2,453
Net interest income after provision (reversal) for credit losses	21,698	20,270	68,410	62,914
Noninterest income:
Service charges and fees on deposits	371	341	1,084	974
Loan servicing income	851	780	2,579	2,235
Bank-owned life insurance income	187	178	551	525
Gain on sale of loans	689	1,415	2,767	7,231
Other income	404	462	1,199	1,145
Total noninterest income	2,502	3,176	8,180	12,110
Noninterest expense:
Salaries and employee benefits	8,572	8,457	26,175	25,177
Occupancy and equipment	1,964	1,650	5,779	4,584
Professional fees	685	587	2,189	1,632
Marketing and business promotion	980	909	1,555	1,426
Data processing	367	427	1,159	1,272
Director fees and expenses	152	179	549	530
Regulatory assessments	281	150	818	438
Other expense	1,206	1,336	3,364	2,952
Total noninterest expense	14,207	13,695	41,588	38,011
Income before income taxes	9,993	9,751	35,002	37,013
Income tax expense	2,970	2,798	10,205	10,728
Net income	$7,023	$6,953	$24,797	$26,285

Earnings per common share, basic	$0.49	$0.47	$1.73	$1.76
Earnings per common share, diluted	$0.49	$0.46	$1.71	$1.73

Weighted-average common shares outstanding, basic	14,294,802	14,877,879	14,327,930	14,869,997
Weighted-average common shares outstanding, diluted	14,396,216	15,088,089	14,441,960	15,126,863

(1)    Provision (reversal) for credit losses for the three and nine months ended September 30, 2023 is presented under ASC 326, while prior period comparison continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$7,023	$6,953	$24,797	$26,285
Other comprehensive loss:
Unrealized loss on securities available-for-sale arising during the period	(3,827)	(6,255)	(4,137)	(15,839)
Income tax benefit related to items of other comprehensive loss	1,118	1,844	1,208	4,674
Total other comprehensive loss, net of tax	(2,709)	(4,411)	(2,929)	(11,165)
Total comprehensive income	$4,314	$2,542	$21,868	$15,120

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2022	69,141	14,956,760	$69,141	$155,842	$115,992	$(6,600)	$334,375
Comprehensive income (loss)
Net income	—	—	—	—	6,953	—	6,953
Other comprehensive loss, net of tax	—	—	—	—	—	(4,411)	(4,411)
Issuance of restricted stock	—	2,700	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(429)	—	(8)	—	—	(8)
Repurchase of common stock	—	(119,941)	—	(2,249)	—	—	(2,249)
Share-based compensation expense	—	—	—	135	—	—	135
Stock options exercised	—	14,050	—	170	—	—	170
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,246)	—	(2,246)
Balance at September 30, 2022	69,141	14,853,140	$69,141	$153,890	$120,699	$(11,011)	$332,719

Balance at July 1, 2023	69,141	14,318,890	$69,141	$143,686	$138,315	$(10,731)	$340,411
Comprehensive income (loss)
Net income	—	—	—	—	7,023	—	7,023
Other comprehensive loss, net of tax	—	—	—	—	—	(2,709)	(2,709)
Issuance of restricted stock	—	3,300	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(99)	—	(2)	—	—	(2)
Repurchase of common stock	—	(67,202)	—	(1,058)	—	—	(1,058)
Share-based compensation expense	—	—	—	113	—	—	113
Stock options exercised	—	64,125	—	662	—	—	662
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,588)	—	(2,588)
Balance at September 30, 2023	69,141	14,319,014	$69,141	$143,401	$142,750	$(13,440)	$341,852

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Nine Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	—	14,865,825	$—	$154,992	$101,140	$154	$256,286
Comprehensive income (loss)
Net income	—	—	—	—	26,285	—	26,285
Other comprehensive loss, net of tax	—	—	—	—	—	(11,165)	(11,165)
Issuance of preferred stock	69,141	—	69,141				69,141
Issuance of restricted stock	—	27,700	—	—	—	—	—
Forfeiture of restricted stock	—	(200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(429)	—	(8)	—	—	(8)
Repurchase of common stock	—	(119,941)	—	(2,249)	—	—	(2,249)
Share-based compensation expense	—	—	—	418	—	—	418
Stock options exercised	—	80,185	—	737	—	—	737
Cash dividends declared on common stock ($0.45 per share)	—	—	—	—	(6,726)	—	(6,726)
Balance at September 30, 2022	69,141	14,853,140	$69,141	$153,890	$120,699	$(11,011)	$332,719

Balance at January 1, 2023	69,141	14,625,474	$69,141	$149,631	$127,181	$(10,511)	$335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income (loss)
Net income	—	—	—	—	24,797	—	24,797
Other comprehensive loss, net of tax	—	—	—	—	—	(2,929)	(2,929)
Issuance of restricted stock	—	3,300	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(99)	—	(2)	—	—	(2)
Repurchase of common stock	—	(452,583)	—	(7,903)	—	—	(7,903)
Share-based compensation expense	—	—	—	346	—	—	346
Stock options exercised	—	142,922	—	1,329	—	—	1,329
Cash dividends declared on common stock ($0.51 per share)	—	—	—	—	(7,342)	—	(7,342)
Balance at September 30, 2023	69,141	14,319,014	$69,141	$143,401	$142,750	$(13,440)	$341,852

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$24,797	$26,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,699	1,072
Net amortization of premiums on securities	169	307
Net accretion of discounts on loans	(2,197)	(2,682)
Net accretion of deferred loan fees	(648)	(2,014)
Amortization of servicing assets	1,344	1,584
Provision (reversal) for credit losses (1)	(1,830)	2,453
Bank-owned life insurance income	(551)	(525)
Deferred tax expense	625	3,363
Stock-based compensation	346	418
Gain on sale of loans	(2,767)	(7,231)
Originations of loans held-for-sale	(49,753)	(88,236)
Proceeds from sales of and principal collected on loans held-for-sale	65,550	114,400
Change in accrued interest receivable and other assets	2,100	(7,261)
Change in accrued interest payable and other liabilities	14,566	(1,194)
Net cash provided by operating activities	53,450	40,739
Cash flows from investing activities
Purchase of securities available-for-sale	(15,959)	(41,099)
Proceeds from maturities and paydowns of securities available-for-sale	14,298	18,750
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	5,074	458
Net change in loans held-for-investment	(104,439)	(226,849)
Purchase of loans held-for-investment	(15,741)	—
Purchase of Federal Home Loan Bank stock	(2,533)	(1,606)
Proceeds from sale of other real estate owned	—	1,191
Purchases of premises and equipment	(1,059)	(2,690)
Net cash used in investing activities	(120,359)	(251,845)
Cash flows from financing activities
Net change in deposits	146,146	110,964
Net change in short-term Federal Home Loan Bank advances	(20,000)	—
Repayment of long-term Federal Home Loan Bank advances	—	(10,000)
Stock options exercised	1,329	737
Restricted stock surrendered due to employee tax liability	(2)	(8)
Issuance of preferred stock	—	69,141
Repurchase of common stock	(7,903)	(2,249)
Cash dividends paid on common stock	(7,342)	(6,726)
Net cash provided by financing activities	112,228	161,859
Net increase (decrease) in cash and cash equivalents	45,319	(49,247)
Cash and cash equivalents at beginning of period	147,031	203,285
Cash and cash equivalents at end of period	$192,350	$154,038

(1)    Provision for credit losses for the nine months ended September 30, 2023 is presented under ASC 326, while prior period comparison continue to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$28,008	$4,559
Income taxes paid	4,023	12,625
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$—	$458
Loans transferred to other real estate owned	—	151
Right of use assets obtained in exchange for lease obligations	1,360	2,007

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. The Company changed its subsidiary name from Pacific City Bank to PCB Bank on August 25, 2022. As of September 30, 2023, the Bank operated 11 full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and seven loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Adopted Accounting Pronouncements
During the nine months ended September 30, 2023, the Company adopted following accounting pronouncements.
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
On January 1, 2023, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $1.9 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the allowance for credit losses (“ACL”) on loans of $1.1 million and the ACL on off-balance sheet credit exposures of $1.6 million, net of related deferred tax assets arising from temporary differences of $788 thousand. The initial adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within the scope of ASC 326 as of January 1, 2023, as well as management’s current expectation of future economic conditions.
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

ACL on loans
The measurement of the ACL on loans is performed by collectively evaluating loans with similar risk characteristics using a discounted cash flow approach. The discounted cash flow methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, as well as reasonable and supportable forecasts, and generates an estimate of the contractual cash flows that are not expected to be collected over the life of the loan. The Company leverages its peer group information to estimate PD and LGD. Peer group is selected from institutions in California with total assets between $1 billion and $5 billion. The Company analyzes and compares each loan segment’s volume as a percentage of total loans, recent charge-off rates, and charge-off rate during recession of the peer group against those of the Bank for inclusion in the peer group population.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$100,271	$—	$100,271
Residential collateralized mortgage obligations	—	24,196	—	24,196
SBA loan pool securities	—	7,578	—	7,578
Municipal bonds	—	3,076	—	3,076
Corporate bonds	—	4,097	—	4,097
Total securities available-for-sale	—	139,218	—	139,218
Total assets measured at fair value on a recurring basis	$—	$139,218	$—	$139,218
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$96,900	$—	$96,900
Residential collateralized mortgage obligations	—	26,956	—	26,956
SBA loan pool securities	—	9,298	—	9,298
Municipal bonds	—	4,186	—	4,186
Corporate bonds	—	4,523	—	4,523
Total securities available-for-sale	—	141,863	—	141,863
Total assets measured at fair value on a recurring basis	$—	$141,863	$—	$141,863
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023
Loans individually evaluated:
Business property	$—	$—	$120	$120
Total loans individually evaluated	—	—	120	120
Total assets measured at fair value on a non-recurring basis	$—	$—	$120	$120
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2022
Impaired loans:
Commercial lines of credit (1)	$—	$—	$4,000	$4,000
Total impaired loans	—	—	4,000	4,000
Total assets measured at fair value on a non-recurring basis	$—	$—	$4,000	$4,000
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

(1)    Included in loans held-for-sale
The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
September 30, 2023
Loans individually evaluated:
Business property	$120	Fair value of collateral	NM	NM
December 31, 2022
Impaired loans:
Commercial lines of credit (1)	$4,000	Pending Sales Agreement	NM	NM

(1)    Included in loans held-for-sale.
The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Loans individually evaluated:
Business property	$(15)	$—	$(47)	$—
Commercial and industrial	—	—	1,074	—
Other real estate owned	—	152	—	152
Net gains recognized	$(15)	$152	$1,027	$152

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2023
Financial assets:
Interest-bearing deposits in other financial institutions	$169,659	$169,659	$169,659	$—	$—
Securities available-for-sale	139,218	139,218	—	139,218	—
Loans held-for-sale	6,693	7,111	—	7,111	—
Net loans held-for-investment	2,142,006	2,057,783	—	—	2,057,783
Federal Home Loan Bank (“FHLB”) and other restricted stock	12,716	N/A	N/A	N/A	N/A
Accrued interest receivable	8,731	8,731	318	462	7,951
Financial liabilities:
Deposits	$2,192,129	$2,191,128	$—	$—	$2,191,128
Accrued interest payable	18,797	18,797	—	—	18,797
December 31, 2022
Financial assets:
Interest-bearing deposits in other financial institutions	$123,829	$123,829	$123,829	$—	$—
Securities available-for-sale	141,863	141,863	—	141,863	—
Loans held-for-sale	22,811	23,992	—	23,992	—
Net loans held-for-investment	2,021,121	1,970,235	—	—	1,970,235
FHLB and other restricted stock	10,183	N/A	N/A	N/A	N/A
Accrued interest receivable	7,472	7,472	49	475	6,948
Financial liabilities:
Deposits	$2,045,983	$2,041,667	$—	$—	$2,041,667
FHLB advances	20,000	20,001	—	20,001	—
Accrued interest payable	3,159	3,159	—	5	3,154

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$115,837	$—	$(15,566)	$100,271
Residential collateralized mortgage obligations	26,303	—	(2,107)	24,196
SBA loan pool securities	8,027	3	(452)	7,578
Municipal bonds	3,305	1	(230)	3,076
Corporate bonds	5,000	—	(903)	4,097
Total securities available-for-sale	$158,472	$4	$(19,258)	$139,218
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$109,497	$1	$(12,598)	$96,900
Residential collateralized mortgage obligations	28,515	107	(1,666)	26,956
SBA loan pool securities	9,704	8	(414)	9,298
Municipal bonds	4,262	2	(78)	4,186
Corporate bonds	5,000	—	(477)	4,523
Total securities available-for-sale	$156,978	$118	$(15,233)	$141,863

As of September 30, 2023 and December 31, 2022, pledged securities were $70.0 million and $69.0 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $462 thousand and $475 thousand at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. government sponsored enterprise, in an amount greater than 10% of shareholder’s equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2023
($ in thousands)	Amortized Cost	Fair Value
Within one year	$865	$861
One to five years	81	76
Five to ten years	5,725	4,761
Greater than ten years	1,634	1,475
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	150,167	132,045
Total	$158,472	$139,218

The Company had no proceeds from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company had proceeds of $1.0 million from calls of securities available-for-sale.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an ACL has not been recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$25,453	$(859)	16	$74,818	$(14,707)	110	$100,271	$(15,566)	126
Residential collateralized mortgage obligations	11,300	(226)	7	12,896	(1,881)	35	24,196	(2,107)	42
SBA loan pool securities	1,505	(2)	2	5,228	(450)	12	6,733	(452)	14
Municipal bonds	2,215	(225)	7	361	(5)	1	2,576	(230)	8
Corporate bonds	—	—	—	4,097	(903)	1	4,097	(903)	1
Total securities available-for-sale	$40,473	$(1,312)	32	$97,400	$(17,946)	159	$137,873	$(19,258)	191
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$55,171	$(3,721)	83	$41,697	$(8,877)	36	$96,868	$(12,598)	119
Residential collateralized mortgage obligations	12,600	(1,191)	29	2,262	(475)	7	14,862	(1,666)	36
SBA loan pool securities	7,161	(325)	12	821	(89)	2	7,982	(414)	14
Municipal bonds	3,314	(78)	11	—	—	—	3,314	(78)	11
Corporate bonds	4,523	(477)	1	—	—	—	4,523	(477)	1
Total securities available-for-sale	$82,769	$(5,792)	136	$44,780	$(9,441)	45	$127,549	$(15,233)	181

As of September 30, 2023, 94.8%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of September 30, 2023.
As of September 30, 2023, the Company recorded no ACL on securities available-for-sale.

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
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	September 30, 2023	January 1, 2023
Commercial real estate:
Commercial property	$814,547	$772,020
Business property	537,351	526,513
Multifamily	132,558	124,751
Construction	19,246	17,054
Total commercial real estate	1,503,702	1,440,338
Commercial and industrial	279,608	249,250
Consumer:
Residential mortgage	363,369	333,726
Other consumer	20,926	22,749
Total consumer	384,295	356,475
Loans held-for-investment	2,167,605	2,046,063
Allowance for credit losses on loans	(25,599)	(26,009)
Net loans held-for-investment	$2,142,006	$2,020,054

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of September 30, 2023, the Company had $111 thousand of such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

($ in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Provision (reversal) for credit losses on loans	$822	$(1,438)
Reversal for credit losses on off-balance sheet credit exposures	(71)	(392)
Total provision (reversal) for credit losses	$751	$(1,830)

The following table presents the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at July 1, 2023	$9,601	$6,077	$1,259	$125	$6,513	$1,216	$76	$24,867
Charge-offs	—	—	—	—	(45)	—	(67)	(112)
Recoveries	—	2	—	—	8	—	12	22
Provision (reversal) for credit losses on loans	1,747	(1,922)	554	(30)	(468)	877	64	822
Balance at September 30, 2023	$11,348	$4,157	$1,813	$95	$6,008	$2,093	$85	$25,599

Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	(4)	—	—	(45)	—	(70)	(119)
Recoveries	—	8	—	—	1,100	—	39	1,147
Provision (reversal) for credit losses on loans	4,608	(2,492)	423	(56)	(4,893)	936	36	(1,438)
Balance at September 30, 2023	$11,348	$4,157	$1,813	$95	$6,008	$2,093	$85	$25,599

The increase in overall ACL for the three months ended September 30, 2023 was primarily due to an increase in loans held-for-investment and the update of prepayment and principal curtailment rate assumptions applied in determining the maximum threshold for qualitative adjustment factors that resulted in increases in the high watermarks for each loan segment’s qualitative adjustment factors, partially offset by decreases in quantitative reserves from improvements in the economic forecasts and update of the historical losses of peer groups. The Company updates prepayment and principal curtailment rates on semiannual basis and the historical losses of peer groups, including the maximum loss scenario used for qualitative factor adjustments, on annual basis.
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

The following table summarize the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of September 30, 2023 and gross write offs for the nine months ended September 30, 2023. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023
Commercial Real Estate:
Commercial property
Pass	$95,320	$271,938	$157,359	$85,631	$70,950	$116,624	$10,731	$—	$808,553
Special mention	—	—	486	—	—	2,966	—	—	3,452
Substandard	—	—	—	—	313	2,229	—	—	2,542
Doubtful	—	—	—	—	—	—	—	—	—
Total	$95,320	$271,938	$157,845	$85,631	$71,263	$121,819	$10,731	$—	$814,547
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$56,612	$109,820	$171,944	$51,462	$70,621	$66,757	$2,559	$4,355	$534,130
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	193	—	2,321	707	—	—	3,221
Doubtful	—	—	—	—	—	—	—	—	—
Total	$56,612	$109,820	$172,137	$51,462	$72,942	$67,464	$2,559	$4,355	$537,351
Current period gross write offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Multifamily
Pass	$12,908	$40,797	$43,456	$26,651	$2,432	$6,314	$—	$—	$132,558
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,908	$40,797	$43,456	$26,651	$2,432	$6,314	$—	$—	$132,558
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$1,279	$8,614	$—	$6,503	$2,850	$—	$—	$—	$19,246
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,279	$8,614	$—	$6,503	$2,850	$—	$—	$—	$19,246
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023 (Continued)
Commercial and Industrial
Pass	$37,031	$29,884	$12,732	$4,703	$6,755	$11,049	$171,713	$2,941	$276,808
Special mention	—	—	—	380	343	106	1,000	—	1,829
Substandard	—	—	—	—	151	820	—	—	971
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,031	$29,884	$12,732	$5,083	$7,249	$11,975	$172,713	$2,941	$279,608
Current period gross write offs	$—	$—	$—	$—	$—	$45	$—	$—	$45
Consumer
Residential mortgage
Pass	$48,201	$166,279	$79,297	$11,740	$10,948	$46,904	$—	$—	$363,369
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$48,201	$166,279	$79,297	$11,740	$10,948	$46,904	$—	$—	$363,369
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$5,200	$8,400	$3,686	$1,615	$657	$20	$1,340	$—	$20,918
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,200	$8,400	$3,686	$1,623	$657	$20	$1,340	$—	$20,926
Current period gross write offs	$—	$58	$—	$12	$—	$—	$—	$—	$70
Total loans held-for-investment
Pass	$256,551	$635,732	$468,474	$188,305	$165,213	$247,668	$186,343	$7,296	$2,155,582
Special mention	—	—	486	380	343	3,072	1,000	—	5,281
Substandard	—	—	193	8	2,785	3,756	—	—	6,742
Doubtful	—	—	—	—	—	—	—	—	—
Total	$256,551	$635,732	$469,153	$188,693	$168,341	$254,496	$187,343	$7,296	$2,167,605
Current period gross write offs	$—	$58	$—	$12	$—	$49	$—	$—	$119

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
September 30, 2023
Commercial real estate:
Commercial property	$686	$—	$—	$686	$—
Business property	2,964	167	47	2,964	47
Total commercial real estate	3,650	167	47	3,650	47
Commercial and industrial	72	—	—	72	—
Consumer:
Other consumer	8	8	1	—	—
Total consumer	8	8	1	—	—
Total	$3,730	$175	$48	$3,722	$47

There were no nonaccrual loans guaranteed by a U.S. government agency at September 30, 2023.
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

($ in thousands)	Hotel / Motel	Warehouse	Retail	Single Family Residential	Total
September 30, 2023
Commercial real estate:
Commercial property	$686	$—	$—	$—	$686
Business property	—	2,205	759	—	2,964
Total commercial real estate	686	2,205	759	—	3,650
Commercial and industrial	14	—	—	58	72
Total	$700	$2,205	$759	$58	$3,722

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
September 30, 2023
Commercial real estate:
Commercial property	$358	$—	$—	$358	$686	$—	$—	$686	$1,044
Business property	204	—	—	204	—	—	759	759	963
Total commercial real estate	562	—	—	562	686	—	759	1,445	2,007
Consumer:
Other consumer	92	54	—	146	—	—	—	—	146
Total consumer	92	54	—	146	—	—	—	—	146
Total	$654	$54	$—	$708	$686	$—	$759	$1,445	$2,153

Loan Modification
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or combination of at above mentioned modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
There were no loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023.
Purchases, Sales, and Transfers
The Company had no loans that were transferred from loans held-for-investment to loans held-for-sale the three and nine months ended September 30, 2023.
The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three and nine months ended September 30, 2023.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

($ in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Consumer:
Residential mortgage	$—	$15,741
Total consumer	—	15,741
Total	$—	$15,741

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	September 30, 2023
Commercial real estate:
Business property	$5,355
Total commercial real estate	5,355
Commercial and industrial	1,338
Total	$6,693

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

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2022
Real estate loans:
Commercial property	$2,721	$2,727	$—	$—	$—
Residential property	372	372	—	—	—
SBA property	798	840	—	—	—
Total	$3,891	$3,939	$—	$—	$—

The following table presents information on the recorded investment in impaired loans by legacy loan segments for the periods indicated:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$2,772	$5	$1,140	$16
Residential property	225	—	381	—
SBA property	783	4	881	10
Commercial and industrial loans:
Commercial lines of credit	4,537	—	1,512	—
SBA commercial term	95	—	168	—
Total	$8,412	$9	$4,082	$26

The following table presents a summary of interest foregone on impaired loans for the periods indicated:

($ in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$109	$159
Less: interest income recognized on impaired loans on a cash basis	(9)	(26)
Interest income foregone on impaired loans	$100	$133

Credit Quality Indicators
The following table presents the risk categories for loans held-for-investment by legacy loan segments as of the date indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Real estate loans:
Commercial property	$1,282,044	$3,264	$3,084	$—	$1,288,392
Residential property	333,354	—	372	—	333,726
SBA property	132,910	245	1,737	—	134,892
Construction	17,054	—	—	—	17,054
Commercial and industrial loans:
Commercial term	75,473	1,248	979	—	77,700
Commercial lines of credit	152,042	2,100	—	—	154,142
SBA commercial term	16,175	—	36	—	16,211
SBA PPP	1,197	—	—	—	1,197
Other consumer loans	22,746	—	3	—	22,749
Total	$2,032,995	$6,857	$6,211	$—	$2,046,063

Past Due and Nonaccrual Loans
The following table presents the aging of past due recorded investment in accruing loans and nonaccrual loans by legacy loan segments as of the date indicated:

	Still Accruing
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Nonaccrual	Total Past Due and Nonaccrual
December 31, 2022
Real estate loans:
Commercial property	$—	$—	$—	$2,400	$2,400
Residential property	—	—	—	372	372
SBA property	—	—	—	585	585
Other consumer loans	47	87	—	3	137
Total	$47	$87	$—	$3,360	$3,494

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

($ in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Real estate loans:
Residential property	$458	$458
Total	$458	$458

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment and no purchases of loans held-for-investment during the three and nine months ended September 30, 2022.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale by legacy loan segments as of the date indicated:

($ in thousands)	December 31, 2022
Real estate loans:
SBA property	$16,473
Commercial and industrial loans:
Commercial lines of credit	4,000
SBA commercial term	2,338
Total	$22,811

Note 5 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $17.7 million and $27.3 million, respectively, with the servicing rights retained and recognized a net gain on sale of $689 thousand and $1.4 million, respectively, during the three months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, the Company sold loans of $61.6 million and $105.4 million, respectively, with the servicing retained and recognized a net gain on sale of $2.8 million and $7.2 million, respectively. Loan servicing income was $851 thousand and $780 thousand for the three months ended September 30, 2023 and 2022, respectively, and $2.6 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	September 30, 2023				December 31, 2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$51	$6,434	$435	$6,920	$64	$6,831	$452	$7,347
Fair value	$100	$8,575	$631	$9,306	$118	$9,090	$620	$9,828
Discount rate	9.93%	12.30%	15.46%		7.73%	11.47%	12.55%
Prepayment speed	15.15%	16.12%	15.26%		17.10%	14.82%	18.93%
Weighted-average remaining life	20.0 years	21.1 years	6.9 years		20.8 years	21.4 years	6.7 years
Underlying loans being serviced	$10,942	$469,727	$55,755	$536,424	$13,058	$461,738	$56,299	$531,095

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended September 30,
	2023				2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$55	$6,655	$432	$7,142	$72	$7,193	$451	$7,716
Additions	—	199	50	249	—	370	64	434
Amortization	(4)	(420)	(47)	(471)	(6)	(457)	(60)	(523)
Balance at end of period	$51	$6,434	$435	$6,920	$66	$7,106	$455	$7,627

	Nine Months Ended September 30,
	2023				2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$64	$6,831	$452	$7,347	$86	$6,701	$482	$7,269
Additions	—	787	130	917	—	1,784	158	1,942
Amortization	(13)	(1,184)	(147)	(1,344)	(20)	(1,379)	(185)	(1,584)
Balance at end of period	$51	$6,434	$435	$6,920	$66	$7,106	$455	$7,627

Note 6 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Operating lease cost (1)	$744	$705	$2,237	$2,029
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$809	$755	$2,440	$2,182
Right of use assets obtained in exchange for lease obligations	$1,134	$1,043	$1,360	$2,007

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Operating leases:
Operating lease assets	$5,626	$6,358
Operating lease liabilities	$5,852	$6,809
Weighted-average remaining lease term	4.5 years	4.3 years
Weighted-average discount rate	3.12%	2.66%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	September 30, 2023
Maturities:
2023	$465
2024	1,684
2025	1,509
2026	1,088
2027	644
After 2027	996
Total lease payment	6,386
Imputed Interest	(534)
Present value of operating lease liabilities	$5,852

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had no outstanding FHLB advance of September 30, 2023. At December 31, 2022, the Company had an overnight FHLB advance of $20.0 million with an interest rate of 4.65%. The Bank repaid the advance upon maturity.
At September 30, 2023 and December 31, 2022, loans pledged to secure borrowings from the FHLB were $1.02 billion and $1.16 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $12.5 million and $10.0 million at September 30, 2023 and December 31, 2022, respectively. The Company had additional borrowing capacity of $639.1 million and $561.7 million from the FHLB as of September 30, 2023 and December 31, 2022, respectively.
Other Borrowing Arrangements
At September 30, 2023, the Company had $490.6 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $632.2 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at September 30, 2023.
Note 8 - Shareholders’ Equity
Series C, Senior Non-Cumulative Perpetual Preferred Stock
On May 24, 2022, the Company issued 69,141 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference of $1,000 per share (“Series C Preferred Stock”) for the capital investment of $69.1 million from the U.S. Treasury under the Emergency Capital Investment Program (“ECIP”). The ECIP investment qualifies as tier 1 capital for purposes of the bank regulatory capital requirements.
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
Stock Repurchases
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
On August 2, 2023, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 720,000 shares, through August 2, 2024. The Company repurchased and retired 67,202 shares of common stock at a weighted-average price of $15.75 per share, totaling $1.1 million under this repurchase program through September 30, 2023.

Note 9 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of September 30, 2023, there were 696,700 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Share-based compensation expense related to:
Stock options	$27	$40	$90	$130
Restricted stock awards	86	95	256	288
Total share-based compensation expense	$113	$135	$346	$418
Related tax benefits	$25	$29	$75	$89

The following table presents unrecognized share-based compensation expense as of the date indicated:

	September 30, 2023
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$224	2.9 years
Restricted stock awards	559	2.6 years
Total unrecognized share-based compensation expense	$783	2.7 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended September 30, 2023
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	487,840	$13.14	3.9 years	$765
Exercised	(64,125)	$10.33	1.0 years
Outstanding at end of period	423,715	$13.57	3.9 years	$798
Exercisable at end of period	345,715	$12.32	3.1 years	$1,082

	Nine Months Ended September 30, 2023
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	566,637	$12.49	4.1 years	$2,946
Exercised	(142,922)	$9.30	1.6 years
Outstanding at end of period	423,715	$13.57	3.9 years	$798
Exercisable at end of period	345,715	$12.32	3.1 years	$1,082

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	81,000	$19.01	94,000	$18.95
Vested	(3,000)	$16.58	(16,000)	$18.22
Outstanding at end of period	78,000	$19.10	78,000	$19.10

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	45,761	$17.53	62,022	$16.59
Granted	3,300	$15.80	3,300	$15.80
Vested	(6,900)	$16.76	(23,161)	$14.77
Outstanding at end of period	42,161	$17.52	42,161	$17.52

Note 10 - Income Taxes
Income tax expense was $3.0 million and $2.8 million, respectively, and the effective tax rate was 29.7% and 28.7%, respectively, for the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, income tax expense was $10.2 million and $10.7 million, respectively, and the effective tax rate was 29.2% and 29.0%, respectively.
At September 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of September 30, 2023, the Company is no longer subject to examination by taxing authorities for tax years before 2020 for federal taxes and before 2019 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 11 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2023	2022	2023	2022
Basic earnings per share:
Net income	$7,023	$6,953	$24,797	$26,285
Less: income allocated to unvested restricted stock	(21)	(30)	(78)	(120)
Net income allocated to common stock	$7,002	$6,923	$24,719	$26,165
Weighted-average total common shares outstanding	14,337,341	14,943,027	14,372,908	14,938,160
Less: weighted-average unvested restricted stock	(42,539)	(65,148)	(44,978)	(68,163)
Weighted-average common shares outstanding, basic	14,294,802	14,877,879	14,327,930	14,869,997
Basic earnings per share	$0.49	$0.47	$1.73	$1.76
Diluted earnings per share:
Net income allocated to common stock	$7,002	$6,923	$24,719	$26,165
Weighted-average common shares outstanding, basic	14,294,802	14,877,879	14,327,930	14,869,997
Diluted effect of stock options	101,414	210,210	114,030	256,866
Weighted-average common shares outstanding, diluted	14,396,216	15,088,089	14,441,960	15,126,863
Diluted earnings per share	$0.49	$0.46	$1.71	$1.73

There were 93,700 and 65,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, there were 93,700 and 65,000 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	September 30, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,219	$280,122	$3,117	$251,178
Unfunded loan commitments	762	49,595	692	38,486
Standby letters of credit	4,138	1,786	2,989	1,901
Commercial letters of credit	—	160	—	502
Total	$7,119	$331,663	$6,798	$292,067

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million. As of September 30, 2023 and December 31, 2022, the Company maintained an ACL on off-balance sheet credit exposures of $1.5 million and $299 thousand in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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
Network and Data Incident
On August 30, 2021, the Bank identified unusual activity on its network. The Bank responded promptly to disable the activity, investigate its source and monitor the Bank’s network. The Bank subsequently became aware of claims that it had been the target of a ransomware attack. On September 7, 2021, the Bank determined that an external actor had illegally accessed and/or acquired certain data on its network. The Bank worked with third-party forensic investigators to understand the nature and scope of the incident and determine what information may have been accessed and/or acquired and who may have been impacted. The investigation revealed that this incident impacted certain files containing certain Bank customer information. Some of these files contained documents related to loan applications, such as tax returns, Form W-2 information of their employees, and payroll records. The Bank has notified all individuals identified as impacted, consistent with applicable laws. All impacted individuals were offered free Equifax Complete Premier credit monitoring and identify theft protection services. The Bank has notified law enforcement and appropriate authorities of the incident.
On December 16, 2021, a complaint based on the incident was filed in the Los Angeles County Superior Court seeking damages, injunctive relief, and equitable relief. During the three months ended September 30, 2023, the Bank agreed to settle this matter in exchange for $700 thousand to the putative class members, including costs of settlement administration, and attorneys’ fees and costs. The Bank received preliminary court approval of the settlement and notice was provided to members of the proposed class during the three months ended September 30, 2023. The settlement remains subject to a final approval hearing, which has been scheduled in the Superior Court for February, 2024.
The Company expects that the full amount of the final settlement will be covered under the Company’s applicable insurance policies.

Note 13 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of September 30, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it is subject to. Under the Federal Reserve’s “Small Bank Holding Company” policy, the Company is not currently subject to separate minimum capital requirements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 8.57% and 9.11%, respectively, as of September 30, 2023, and 8.79% and 9.52%, respectively, as of December 31, 2022. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$285,717	13.07%	$98,341	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	381,972	17.48%	174,828	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	354,858	16.24%	131,121	6.0%	N/A	N/A
Tier 1 capital (to average assets)	354,858	13.76%	103,153	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$346,705	15.87%	$98,338	4.5%	$142,043	6.5%
Total capital (to risk-weighted assets)	373,819	17.11%	174,822	8.0%	218,528	10.0%
Tier 1 capital (to risk-weighted assets)	346,705	15.87%	131,117	6.0%	174,822	8.0%
Tier 1 capital (to average assets)	346,705	13.44%	103,150	4.0%	128,937	5.0%
December 31, 2022
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$276,360	13.29%	$93,554	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	370,742	17.83%	166,319	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	345,501	16.62%	124,739	6.0%	N/A	N/A
Tier 1 capital (to average assets)	345,501	14.33%	96,472	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$338,891	16.30%	$93,553	4.5%	$135,131	6.5%
Total capital (to risk-weighted assets)	364,132	17.52%	166,316	8.0%	207,895	10.0%
Tier 1 capital (to risk-weighted assets)	338,891	16.30%	124,737	6.0%	166,316	8.0%
Tier 1 capital (to average assets)	338,891	14.05%	96,469	4.0%	120,586	5.0%

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
Note 14 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$27	$24	$79	$67
Account analysis fees	239	243	699	690
Non-sufficient funds charges	81	53	241	157
Other deposit related fees	24	21	65	60
Total service charges and fees on deposits	371	341	1,084	974
Debit card fees	103	87	254	256
Gain (loss) on sale of other real estate owned	—	152	—	152
Wire transfer fees	162	159	467	484
Other service charges	54	48	157	140
Total	$690	$787	$1,962	$2,006

Note 15 - Subsequent Events
Dividend Declared on Common Stock
On October 25, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on or about November 17, 2023, to shareholders of record as of the close of business on November 9, 2023.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2023. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Average total shareholders' equity	$343,144	$338,248	$339,423	$296,871
Less: average preferred stock	69,141	69,141	69,141	32,924
Average tangible common equity	$274,003	$269,107	$270,282	$263,947
Net income	$7,023	$6,953	$24,797	$26,285
Annualized return on average shareholders’ equity	8.12%	8.16%	9.77%	11.84%
Annualized return on average tangible common equity	10.17%	10.25%	12.27%	13.31%

($ in thousands, except per share data)	September 30, 2023	December 31, 2022	September 30, 2022
Total shareholders' equity	$341,852	$335,442	$332,719
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$272,711	$266,301	$263,578
Outstanding common shares	14,319,014	14,625,474	14,853,140
Book value per common share	$23.87	$22.94	$22.40
Tangible common equity per common share	$19.05	$18.21	$17.75
Total assets	$2,567,974	$2,420,036	$2,327,051
Total shareholders' equity to total assets	13.31%	13.86%	14.30%
Tangible common equity to total assets	10.62%	11.00%	11.33%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Selected balance sheet data:
Cash and cash equivalents	$192,350	$154,038	$192,350	$154,038
Securities available-for-sale	139,218	129,401	139,218	129,401
Loans held-for-sale	6,693	18,982	6,693	18,982
Loans held-for-investment	2,167,605	1,959,237	2,167,605	1,959,237
ACL on loans (1)	(25,599)	(23,761)	(25,599)	(23,761)
Total assets	2,567,974	2,327,051	2,567,974	2,327,051
Total deposits	2,192,129	1,978,098	2,192,129	1,978,098
Shareholders’ equity	341,852	332,719	341,852	332,719
Selected income statement data:
Interest income	$38,852	$26,835	$110,226	$70,175
Interest expense	16,403	2,812	43,646	4,808
Net interest income	22,449	24,023	66,580	65,367
Provision (reversal) for credit losses (1)	751	3,753	(1,830)	2,453
Noninterest income	2,502	3,176	8,180	12,110
Noninterest expense	14,207	13,695	41,588	38,011
Income before income taxes	9,993	9,751	35,002	37,013
Income tax expense	2,970	2,798	10,205	10,728
Net income	7,023	6,953	24,797	26,285
Per share data:
Earnings per common share, basic	$0.49	$0.47	$1.73	$1.76
Earnings per common share, diluted	0.49	0.46	1.71	1.73
Book value per common share (2)	23.87	22.40	23.87	22.40
Tangible common equity per common share (10)	19.05	17.75	19.05	17.75
Cash dividends declared per common share	0.18	0.15	0.51	0.45
Outstanding share data:
Number of common shares outstanding	14,319,014	14,853,140	14,319,014	14,853,140
Weighted-average common shares outstanding, basic	14,294,802	14,877,879	14,327,930	14,869,997
Weighted-average common shares outstanding, diluted	14,396,216	15,088,089	14,441,960	15,126,863
Selected performance ratios:
Return on average assets (3)	1.09%	1.19%	1.32%	1.58%
Return on average shareholders’ equity (3)	8.12%	8.16%	9.77%	11.84%
Dividend payout ratio (4)	36.73%	31.91%	29.48%	25.57%
Efficiency ratio (5)	56.94%	50.35%	55.63%	49.06%
Yield on average interest-earning assets (3)	6.18%	4.75%	6.01%	4.35%
Cost of average interest-bearing liabilities (3)	4.17%	0.98%	3.88%	0.60%
Net interest spread (3)	2.01%	3.77%	2.13%	3.75%
Net interest margin (3), (6)	3.57%	4.25%	3.63%	4.05%
Total loans to total deposits ratio (7)	99.19%	100.01%	99.19%	100.01%

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Asset quality:
Loans 30 to 89 days past due and still accruing	$708	$410	$708	$410
Nonperforming loans (8)	3,730	7,396	3,730	7,396
Nonperforming assets (9)	3,730	7,396	3,730	7,396
Net charge-offs (recoveries)	90	1,063	(1,028)	1,073
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.03%	0.02%	0.03%	0.02%
Nonperforming loans to loans held-for-investment	0.17%	0.38%	0.17%	0.38%
Nonperforming loans to ACL on loans	14.57%	31.13%	14.57%	31.13%
Nonperforming assets to total assets	0.15%	0.32%	0.15%	0.32%
ACL on loans to loans held-for-investment	1.18%	1.21%	1.18%	1.21%
ACL on loans to nonperforming loans	686.30%	321.27%	686.30%	321.27%
Net charge-offs (recoveries) to average loans held-for-investment (3)	0.01%	0.23%	(0.07)%	0.08%
Capital ratios:
Shareholders’ equity to total assets	13.31%	14.30%	13.31%	14.30%
Tangible common equity to total assets (10)	10.62%	11.33%	10.62%	11.33%
Average shareholders’ equity to average total assets	13.39%	14.58%	13.48%	13.31%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	13.07%	13.69%	13.07%	13.69%
Total capital (to risk-weighted assets)	17.48%	18.34%	17.48%	18.34%
Tier 1 capital (to risk-weighted assets)	16.24%	17.14%	16.24%	17.14%
Tier 1 capital (to average assets)	13.76%	14.74%	13.76%	14.74%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	15.87%	16.82%	15.87%	16.82%
Total capital (to risk-weighted assets)	17.11%	18.02%	17.11%	18.02%
Tier 1 capital (to risk-weighted assets)	15.87%	16.82%	15.87%	16.82%
Tier 1 capital (to average assets)	13.44%	14.47%	13.44%	14.47%

(1)    ACL and reversal for credit losses for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310. Provisions (reversal) for credit losses on off-balance sheet credit exposures of $(10) thousand and $28 thousand, respectively, for the three and nine months ended September 30, 2022 were recorded in Other Expense on the Consolidated Income Statement (Unaudited).
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

Executive Summary
Q3 2023 Financial Highlights
•Net income was $7.0 million for the three months ended September 30, 2023, an increase of $70 thousand, or 1.0%, from $7.0 million for the three months ended September 30, 2022;
▪Recorded a provision for credit losses of $751 thousand for the three months ended September 30, 2023 compared with $3.8 million for the three months ended September 30, 2022.
▪ACL on loan to loans held-for-investment ratio was 1.18% at September 30, 2023 compared with 1.22% at December 31, 2022.
•Net interest income was $22.4 million for the three months ended September 30, 2023 compared with $24.0 million for the three months ended September 30, 2022. Net interest margin was 3.57% for the three months ended September 30, 2023 compared with 4.25% for the three months ended September 30, 2022.
•Gain on sale of loans was $689 thousand for the three months ended September 30, 2023 compared with $1.4 million for the three months ended September 30, 2022.
•Total assets were $2.57 billion at September 30, 2023, an increase of $147.9 million, or 6.1%, from $2.42 billion at December 31, 2022;
•Loans held-for-investment were $2.17 billion at September 30, 2023, an increase of $121.5 million, or 5.9%, from $2.05 billion at December 31, 2022;
•Total deposits were $2.19 billion at September 30, 2023, an increase of $146.1 million, or 7.1%, from $2.05 billion at December 31, 2022; and
•Announced a stock repurchase program on August 2, 2023 for the repurchase of up to 720,000 shares of the Company’s outstanding common stock through August 2, 2024. During the three months ended September 30, 2023, the Company repurchased and retired 67,202 shares of common stock.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,137,184	$34,651	6.43%	$1,905,366	$24,835	5.17%
Mortgage backed securities	98,534	750	3.02%	93,546	518	2.20%
Collateralized mortgage obligation	24,959	262	4.16%	24,090	151	2.49%
SBA loan pool securities	7,842	81	4.10%	10,435	56	2.13%
Municipal bonds - tax exempt (2)	3,602	30	3.30%	4,491	34	3.00%
Corporate bonds	4,056	47	4.60%	4,801	47	3.88%
Interest-bearing deposits in other financial institutions	206,399	2,798	5.38%	190,184	1,049	2.19%
FHLB and other bank stock	12,716	233	7.27%	10,183	145	5.65%
Total interest-earning assets	2,495,292	38,852	6.18%	2,243,096	26,835	4.75%
Noninterest-earning assets:
Cash and due from banks	21,298			20,609
Allowance for credit losses on loans	(24,869)			(21,117)
Other assets	71,512			76,851
Total noninterest earning assets	67,941			76,343
Total assets	$2,563,233			$2,319,439
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$481,341	4,398	3.62%	$577,975	1,375	0.94%
Savings	7,197	4	0.22%	14,990	2	0.05%
Time deposits	1,073,044	12,001	4.44%	544,774	1,421	1.03%
Borrowings	—	—	—%	2,033	14	2.73%
Total interest-bearing liabilities	1,561,582	16,403	4.17%	1,139,772	2,812	0.98%
Noninterest-bearing liabilities:
Demand deposits	626,738			825,362
Other liabilities	31,769			16,057
Total noninterest-bearing liabilities	658,507			841,419
Total liabilities	2,220,089			1,981,191
Shareholders’ equity	343,144			338,248
Total liabilities and shareholders’ equity	$2,563,233			$2,319,439
Net interest income		$22,449			$24,023
Net interest spread (3)			2.01%			3.77%
Net interest margin (4)			3.57%			4.25%
Cost of funds (5)			2.97%			0.57%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $226 thousand and $243 thousand, respectively, and net accretion of discount on loans of $775 thousand and $867 thousand, respectively, are included in the interest income for the three months ended September 30, 2023 and 2022.
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
(6)    Annualized.

	Nine Months Ended September 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,102,600	$98,840	6.29%	$1,828,187	$66,268	4.85%
Mortgage backed securities	98,364	2,146	2.92%	88,634	1,241	1.87%
Collateralized mortgage obligation	25,970	780	4.02%	22,775	324	1.90%
SBA loan pool securities	8,406	244	3.88%	10,566	137	1.73%
Municipal bonds - tax exempt (2)	4,017	97	3.23%	5,152	107	2.78%
Corporate bonds	4,300	141	4.38%	4,896	141	3.85%
Interest-bearing deposits in other financial institutions	195,016	7,391	5.07%	188,770	1,555	1.10%
FHLB and other bank stock	11,704	587	6.71%	9,541	402	5.63%
Total interest-earning assets	2,450,377	110,226	6.01%	2,158,521	70,175	4.35%
Noninterest-earning assets:
Cash and due from banks	21,069			20,599
Allowance for credit losses on loans	(25,438)			(21,561)
Other assets	72,616			72,563
Total noninterest earning assets	68,247			71,601
Total assets	$2,518,624			$2,230,122
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$477,605	11,772	3.30%	$492,130	2,118	0.58%
Savings	7,684	14	0.24%	15,205	6	0.05%
Time deposits	1,015,234	31,651	4.17%	550,770	2,565	0.62%
Borrowings	5,212	209	5.36%	7,824	119	2.03%
Total interest-bearing liabilities	1,505,735	43,646	3.88%	1,065,929	4,808	0.60%
Noninterest-bearing liabilities:
Demand deposits	647,258			851,837
Other liabilities	26,208			15,485
Total noninterest-bearing liabilities	673,466			867,322
Total liabilities	2,179,201			1,933,251
Shareholders’ equity	339,423			296,871
Total liabilities and shareholders’ equity	$2,518,624			$2,230,122
Net interest income		$66,580			$65,367
Net interest spread (3)			2.13%			3.75%
Net interest margin (4)			3.63%			4.05%
Cost of funds (5)			2.71%			0.34%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $648 thousand and $2.0 million, respectively, and net accretion of discount on loans of $2.2 million and $2.7 million, respectively, are included in the interest income for the nine months ended September 30, 2023 and 2022.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$3,022	$6,794	$9,816	$9,947	$22,625	$32,572
Investment securities	10	354	364	133	1,325	1,458
Other interest-earning assets	112	1,725	1,837	83	5,938	6,021
Total interest income	3,144	8,873	12,017	10,163	29,888	40,051
Interest incurred on:
Savings, NOW, and money market deposits	(243)	3,268	3,025	(92)	9,754	9,662
Time deposits	1,378	9,202	10,580	2,163	26,923	29,086
Borrowings	(14)	—	(14)	(40)	130	90
Total interest expense	1,121	12,470	13,591	2,031	36,807	38,838
Change in net interest income	$2,023	$(3,597)	$(1,574)	$8,132	$(6,919)	$1,213

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Interest and dividend income:
Loans, including fees	$34,651	$24,835	$9,816	39.5%
Investment securities	1,170	806	364	45.2%
Other interest-earning assets	3,031	1,194	1,837	153.9%
Total interest income	38,852	26,835	12,017	44.8%
Interest expense:
Deposits	16,403	2,798	13,605	486.2%
Borrowings	—	14	(14)	(100.0)%
Total interest expense	16,403	2,812	13,591	483.3%
Net interest income	$22,449	$24,023	$(1,574)	(6.6)%

Net interest income decreased primarily due to a 37.0% increase in average balance of interest-bearing liabilities and a 319 basis point increase in average cost, partially offset by a 11.2% increase in average balance of interest-earning assets and a 143 basis point increase in average yield.
Interest and fees on loans increased primarily due to a 12.2% increase in average balance and a 126 basis point increase in average yield. The increase in average yield was primarily due to an increase in overall interest rates on loans from the rising interest rate environment, partially offset by decreases in net amortization of deferred loan fees and net accretion of discount on loans. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to a 1.2% increase in average balance and a 101 basis point increase in average yield. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the three months ended September 30, 2023 and 2022, average yield on total investment securities was 3.34% and 2.33%, respectively.
Interest income on other interest-earning assets increased primarily due to a 9.4% increase in average balance and a 313 basis point increase in average yield. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank (“FRB”). For the three months ended September 30, 2023 and 2022, average yield on total other interest-earning assets was 5.49% and 2.36%, respectively.

Interest expense on deposits increased primarily due to a 37.3% increase in average balance of interest-bearing deposits and a 319 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the three months ended September 30, 2023 and 2022, average cost on total interest-bearing deposits was 4.17% and 0.98%, respectively, and average cost on total deposits were 2.97% and 0.57%, respectively.
The Company had no borrowings during the three months ended September 30, 2023.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table presents the components of net interest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Interest and dividend income:
Loans, including fees	$98,840	$66,268	$32,572	49.2%
Investment securities	3,408	1,950	1,458	74.8%
Other interest-earning assets	7,978	1,957	6,021	307.7%
Total interest income	110,226	70,175	40,051	57.1%
Interest expense:
Deposits	43,437	4,689	38,748	826.4%
Borrowings	209	119	90	75.6%
Total interest expense	43,646	4,808	38,838	807.8%
Net interest income	$66,580	$65,367	$1,213	1.9%

Net interest income increased primarily due to a 13.5% increase in average balance of interest-earning assets and a 166 basis point increase in average yield, partially offset by a 41.3% increase in average balance of interest-bearing liabilities and a 328 basis point increase in average cost.
Interest and fees on loans increased primarily due to a 15.0% increase in average balance and a 144 basis point increase in average yield. The increase in average yield was primarily due to an increase in overall interest rates on loans from the rising interest rate environment, partially offset by decreases in net amortization of deferred loan fees and net accretion of discount on loans. The decrease in net amortization of deferred loan fees was primarily due to the decreased amount of SBA PPP loan payoffs.
Interest on investment securities increased primarily due to a 6.8% increase in average balance and a 126 basis point increase in average yield. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the nine months ended September 30, 2023 and 2022, average yield on total investment securities was 3.23% and 1.97%, respectively.
Interest income on other interest-earning assets increased primarily due to a 4.2% decrease in average balance and a 384 basis point increase in average yield. The increase in average yield was primarily due to an increase in interest rate on cash held at the FRB. For the nine months ended September 30, 2023 and 2022, average yield on total other interest-earning assets was 5.16% and 1.32%, respectively.
Interest expense on deposits increased primarily due to a 41.8% increase in average balance of interest-bearing deposits and a 328 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the nine months ended September 30, 2023 and 2022, average cost on total interest-bearing deposits was 3.87% and 0.59%, respectively, and average cost on total deposits were 2.70% and 0.33%, respectively.
Interest expense on borrowings increased primarily due to increases in average cost. The Company had no borrowings during the three months ended September 30, 2023.

Provision (reversal) for Credit Losses
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Provision for credit losses on loans	$822	$3,753	$(2,931)	(78.1)%
Reversal for credit losses on off-balance sheet credit exposure (1)	(71)	(10)	(61)	610.0%
Total provision for credit losses	$751	$3,743	$(2,992)	(79.9)%

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Provision (reversal) for credit losses on loans	$(1,438)	$2,453	$(3,891)	NM
Provision (reversal) for credit losses on off-balance sheet credit exposure (1)	(392)	28	(420)	NM
Total provision (reversal) for credit losses	$(1,830)	$2,481	$(4,311)	NM

(1)Provision for credit losses on off-balance sheet credit exposures for the three and nine months ended September 30, 2022 was recorded in Other Expense on the Consolidated Income Statement (Unaudited).
Provision (reversal) for credit losses and ACL for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
The reversal for credit losses for the nine months ended September 30, 2023 was primarily due to the increase in the net recoveries combined with overall improvements in credit quality and the improved economic forecasts by the FOMC. The FOMC’s economic forecasts improved progressively since December 2022. The projected 2023 year-end national unemployment rate improved from 4.6% in December 2022 FOMC meeting to 3.8% in September 2023 meeting. The projected year-over-year change in real GDP improved from 0.50% in the December 2022 FOMC meeting to 2.1% in the September 2023 meeting. These improved macroeconomic projections resulted in the decrease of PD and LGD rates across majority of the loan segments leading to lower overall expected loss measurements.
The provision for credit losses for the three months ended September 30, 2023 was primarily due to an increase in loans held-for-investment and the update of prepayment and principal curtailment rate assumptions in measuring the maximum loss scenario. Such change resulted in higher overall expected loss requirement related to qualitative factors.
See further discussion in “Allowance for Credit Losses.”

Noninterest Income
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Service charges and fees on deposits	$371	$341	$30	8.8%
Loan servicing income	851	780	71	9.1%
Bank-owned life insurance income	187	178	9	5.1%
Gain on sale of loans	689	1,415	(726)	(51.3)%
Other income	404	462	(58)	(12.6)%
Total noninterest income	$2,502	$3,176	$(674)	(21.2)%

Loan servicing income increased primarily due to a decrease in servicing asset amortization. Servicing asset amortization was $470 thousand and $522 thousand, respectively, for the three months ended September 30, 2023 and 2022.
Gain on sale of loans decreased primarily due to a lower level of premium on SBA loans in the secondary market and a decrease in sales volume. The Company sold SBA loans of $17.7 million with a gain of $689 thousand during the three months ended September 30, 2023. During the three months ended September 30, 2022, the Company sold SBA loans of $27.3 million with a gain of $1.4 million and residential mortgage loans of $858 thousand with a gain of $8 thousand.
Other income primarily included wire transfer fees of $162 thousand and $159 thousand, respectively, and debit card interchange fees of $103 thousand and $87 thousand, respectively, for the three months ended September 30, 2023 and 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table presents the components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Service charges and fees on deposits	$1,084	$974	$110	11.3%
Loan servicing income	2,579	2,235	344	15.4%
Bank-owned life insurance income	551	525	26	5.0%
Gain on sale of loans	2,767	7,231	(4,464)	(61.7)%
Other income	1,199	1,145	54	4.7%
Total noninterest income	$8,180	$12,110	$(3,930)	(32.5)%

Loan servicing income increased primarily due to a decrease in servicing asset amortization. Servicing asset amortization was $1.3 million and $1.6 million, respectively, for the nine months ended September 30, 2023 and 2022.
Gain on sale of loans decreased primarily due to a lower level of premium on SBA loans in the secondary market and a decrease in sales volume. The Company sold SBA loans of $61.6 million with a gain of $2.8 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company sold SBA loans of $105.4 million with a gain of $7.2 million and residential mortgage loans of $858 thousand with a gain of $8 thousand.
Other income primarily included wire transfer fees of $467 thousand and $484 thousand, respectively, and debit card interchange fees of $254 thousand and $256 thousand, respectively, for the nine months ended September 30, 2023 and 2022.

Noninterest Expense
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Salaries and employee benefits	$8,572	$8,457	$115	1.4%
Occupancy and equipment	1,964	1,650	314	19.0%
Professional fees	685	587	98	16.7%
Marketing and business promotion	980	909	71	7.8%
Data processing	367	427	(60)	(14.1)%
Director fees and expenses	152	179	(27)	(15.1)%
Regulatory assessments	281	150	131	87.3%
Other expenses	1,206	1,336	(130)	(9.7)%
Total noninterest expense	$14,207	$13,695	$512	3.7%

Salaries and employee benefits increased primarily due to an increase in salaries, partially offset by decreases in bonus accruals, and incentives tied to the sales of SBA loans originated at LPOs. The number of full-time equivalent employees was 270 at September 30, 2023 compared to 274 at September 30, 2022.
Occupancy and equipment increased primarily due to new branches openings during the second half of 2022. The Company opened three new full-service branches in Dallas and Carrollton, Texas and Palisades Park, New Jersey.
Professional fees increased primarily due to increases in internal audit and consulting fees.
Marketing and business promotion expense increased primarily due to an increase in advertisements and the Company’s 20th anniversary celebration.
Regulatory assessments increased primarily due to an increase in FDIC assessment rates. The FDIC increased the initial base deposit insurance assessment rate schedules by two basis points beginning in the first quarterly assessment period of 2023.
Other expenses primarily included $114 thousand and $174 thousand in loan related expenses, $565 thousand and $544 thousand in office expense, and $206 thousand and $171 thousand in armed guard expense for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2022, reversal for off-balance sheet credit exposures of $10 thousand was recorded in other expenses; however, reversal for off-balance sheet credit exposures of $71 thousand for the three months ended September 30, 2023 was recorded in Provision (Reversal) for Credit Losses on the Consolidated Statements of Income (Unaudited).

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table presents the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Salaries and employee benefits	$26,175	$25,177	$998	4.0%
Occupancy and equipment	5,779	4,584	1,195	26.1%
Professional fees	2,189	1,632	557	34.1%
Marketing and business promotion	1,555	1,426	129	9.0%
Data processing	1,159	1,272	(113)	(8.9)%
Director fees and expenses	549	530	19	3.6%
Regulatory assessments	818	438	380	86.8%
Other expenses	3,364	2,952	412	14.0%
Total noninterest expense	$41,588	$38,011	$3,577	9.4%

Salaries and employee benefits increased primarily due to an increase in salaries, partially offset by decreases in bonus accruals, and incentives tied to the sales of SBA loans originated at LPOs. The number of full-time equivalent employees was 270 at September 30, 2023 compared to 274 at September 30, 2022.
Occupancy and equipment increased primarily due to new branches openings during the second half of 2022. The Company opened three new full-service branches in Dallas and Carrollton, Texas and Palisades Park, New Jersey.
Professional fees increased primarily due to increases in internal audit and consulting fees.
Marketing and business promotion expense increased primarily due to an increase in advertisements and the Company’s 20th anniversary celebration.
Regulatory assessments increased primarily due to an increase in FDIC assessment rates. The FDIC increased the initial base deposit insurance assessment rate schedules by two basis points beginning in the first quarterly assessment period of 2023.
Other expenses primarily included $311 thousand and $275 thousand in loan related expenses, $1.6 million and $1.2 million in office expense, and $588 thousand and $461 thousand in armed guard expense for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2022, provision for credit losses on off-balance sheet credit exposures of $28 thousand was recorded in other expenses; however, reversal for credit losses on off-balance sheet credit exposures of $392 thousand for the nine months ended September 30, 2023 was recorded in Provision (Reversal) for Credit Losses on the Consolidated Statements of Income (Unaudited).
Income Tax Expense
Income tax expense was $3.0 million and $2.8 million, respectively, and the effective tax rate was 29.7% and 28.7%, respectively, for the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, income tax expense was $10.2 million and $10.7 million, respectively, and the effective tax rate was 29.2% and 29.0%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$115,837	$100,271	$(15,566)	$109,497	$96,900	$(12,597)
Residential collateralized mortgage obligations	26,303	24,196	(2,107)	28,515	26,956	(1,559)
SBA loan pool securities	8,027	7,578	(449)	9,704	9,298	(406)
Municipal bonds	3,305	3,076	(229)	4,262	4,186	(76)
Corporate bonds	5,000	4,097	(903)	5,000	4,523	(477)
Total securities available-for-sale	$158,472	$139,218	$(19,254)	$156,978	$141,863	$(15,115)

Total investment securities were $139.2 million at September 30, 2023, a decrease of $2.6 million, or 1.9%, from $141.9 million at December 31, 2022. The decrease was primarily due to principal paydowns of $14.3 million, net premium amortization of $169 thousand and a decrease in fair value of securities available-for-sale of $4.1 million, partially offset by purchases of $16.0 million.
As of September 30, 2023, 94.8%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses did not warrant an ACL as of September 30, 2023.
As of September 30, 2023, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	September 30, 2023
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$11	1.57%	$2,045	1.69%	$6,289	2.01%	$107,492	2.96%	$115,837	2.89%
Residential collateralized mortgage obligations	—	—%	1,965	4.14%	5,543	5.98%	18,795	3.38%	26,303	3.98%
SBA loan pool securities	—	—%	544	4.39%	3,202	3.61%	4,281	3.92%	8,027	3.83%
Municipal bonds	865	3.26%	81	3.01%	724	3.50%	1,635	3.54%	3,305	3.44%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$876	3.24%	$4,635	3.07%	$20,758	3.79%	$132,203	3.06%	$158,472	3.16%

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
Loans held-for-sale were $6.7 million at September 30, 2023, a decrease of $16.1 million, or 70.7%, from $22.8 million at December 31, 2022. The decrease was primarily due to sales of $61.6 million and pay-offs of nonaccrual commercial and industrial loans of $4.0 million, partially offset by new funding of $49.8 million.

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
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2023		January 1, 2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$814,547	37.6%	$772,020	37.8%
Business property	537,351	24.8%	526,513	25.7%
Multifamily	132,558	6.1%	124,751	6.1%
Construction	19,246	0.9%	17,054	0.8%
Total commercial real estate	1,503,702	69.4%	1,440,338	70.4%
Commercial and industrial	279,608	12.9%	249,250	12.2%
Consumer:
Residential mortgage	363,369	16.8%	333,726	16.3%
Other consumer	20,926	1.0%	22,749	1.1%
Total consumer	384,295	17.8%	356,475	17.4%
Loans held-for-investment	$2,167,605	100.1%	$2,046,063	100.0%
Allowance for credit losses on loans	(25,599)		(26,009)
Net loans held-for-investment	$2,142,006		$2,020,054

ACL on loans to loans held-for-investment	1.18%		1.27%

The following table presents the composition of the Company’s loans held-for-investment as of the date indicated:

	December 31, 2022
($ in thousands)	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,288,392	63.0%
Residential property	333,726	16.3%
SBA property	134,892	6.6%
Construction	17,054	0.8%
Total real estate loans	1,774,064	86.7%
Commercial and industrial loans:
Commercial term	77,700	3.8%
Commercial lines of credit	154,142	7.5%
SBA commercial term	16,211	0.8%
SBA PPP	1,197	0.1%
Total commercial and industrial loans	249,250	12.2%
Other consumer loans	22,749	1.1%
Loans held-for-investment	$2,046,063	100.0%
Allowance for loan losses	(24,942)
Net loans held-for-investment	$2,021,121

Allowance for loan losses to loans held-for-investment	1.22%

Loans held-for-investment were $2.17 billion at September 30, 2023, an increase of $121.5 million, or 5.9%, from $2.05 billion at December 31, 2022. The increase was primarily due to new funding and advances of $717.0 million and purchases of residential mortgage loans of $15.7 million, partially offset by paydowns and payoffs of $611.2 million.

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

The following table presents activities in ACL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
ACL on loans
Balance at beginning of period	$24,867	$21,071	$24,942	$22,381
Impact of ASC 326 adoption	—	—	1,067	—
Charge-offs	(112)	(1,112)	(119)	(1,171)
Recoveries	22	49	1,147	98
Provision (reversal) for credit losses on loans	822	3,753	(1,438)	2,453
Balance at end of period	$25,599	$23,761	$25,599	$23,761
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,585	$252	$299	$214
Impact of ASC 326 adoption	—	—	1,607	—
Provision (reversal) for credit losses on off-balance sheet credit exposure	(71)	(10)	(392)	28
Balance at end of period	$1,514	$242	$1,514	$242

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
The increase in ACL for the three months ended September 30, 2023 was primarily due to an increase in loans held-for-investment and the update of prepayment and principal curtailment rate assumptions. The decrease in ACL for the nine months ended September 30, 2023 was primarily due to the decrease in the quantitative adjustment factors from improvements in the economic forecasts.

The following tables present net charge-offs (recoveries) as a percentage to the average loan held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$797,245	$—	—%	$782,088	$—	—%
Business property	538,583	(2)	0.01%	530,820	(4)	(0.01)%
Multifamily	129,193	—	—%	125,909	—	—%
Construction	17,993	—	—%	17,428	—	—%
Total commercial real estate	1,483,013	(2)	0.01%	1,456,246	(4)	(0.01)%
Commercial and industrial	256,553	37	0.06%	252,795	(1,055)	(0.56)%
Consumer:
Residential mortgage	359,156	—	—%	351,988	—	—%
Other consumer	21,676	55	1.01%	22,154	31	0.19%
Total consumer	380,832	55	0.06%	374,142	31	0.01%
Total	$2,120,398	$90	0.01%	$2,083,183	$(1,028)	(0.07)%

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,224,725	$—	—%	$1,177,792	$—	—%
Residential property	278,009	—	—%	241,906	—	—%
SBA property	117,844	—	—%	116,063	—	—%
Construction	13,340	—	—%	10,928	—	—%
Total real estate loans	1,633,918	—	—%	1,546,689	—	—%
Commercial and industrial loans:
Commercial term	75,548	(2)	(0.01)%	73,171	(6)	(0.01)%
Commercial lines of credit	120,934	1,074	3.55%	110,338	1,074	1.30%
SBA commercial term	16,516	(15)	(0.36)%	16,480	(17)	(0.14)%
SBA PPP	1,409	—	—%	17,916	—	—%
Total commercial and industrial loans	214,407	1,057	1.97%	217,905	1,051	0.64%
Other consumer loans	22,557	6	0.11%	21,829	22	0.13%
Total	$1,870,882	$1,063	0.23%	$1,786,423	$1,073	0.08%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property (1)	$—	$2,400	N/A	N/A
SBA property (1)	—	585	N/A	N/A
Commercial property	686	N/A	N/A	N/A
Business property	2,964	N/A	N/A	N/A
Total commercial real estate	3,650	2,985	665	22.3%
Commercial and industrial	72	—	72	—%
Consumer:
Residential mortgage	—	372	(372)	(100.0)%
Other consumer	8	3	5	166.7%
Total consumer	8	375	(367)	(97.9)%
Total nonaccrual loans held-for-investment	3,730	3,360	370	11.0%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans held-for-investment	3,730	3,360	370	11.0%
Nonperforming loans held-for-sale	—	4,000	(4,000)	(100.0)%
Total nonperforming loans	3,730	7,360	(3,630)	(49.3)%
Other real estate owned	—	—	—	—%
Nonperforming assets	$3,730	$7,360	$(3,630)	(49.3)%

Nonaccrual loans held-for-investment to loans held-for-investment	0.17%	0.16%
Nonperforming assets to total assets	0.15%	0.30%
ACL on loans to nonaccrual loans held-for-investment	686.30%	742.32%

(1) Under the legacy loan segments and these loans are business property loans under the new loan segments.
The increase in nonaccrual loans held-for-investment was primarily due to loans placed on nonaccrual status of $1.6 million partially offset by paydowns and payoffs of $1.2 million during the nine months ended September 30, 2023. Nonperforming loans held-for-sale of $4.0 million at December 31, 2022 were paid off during the three months ended March 31, 2023.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $91 thousand and $253 thousand would have been recorded during the three and nine months ended September 30, 2023, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$611,021	$734,989	$(123,968)	(16.9)%
Interest-bearing deposits:
Savings	6,846	8,579	(1,733)	(20.2)%
NOW	16,076	11,405	4,671	41.0%
Retail money market accounts	436,115	494,749	(58,634)	(11.9)%
Brokered money market accounts	1	8	(7)	(87.5)%
Retail time deposits of:
$250,000 or less	406,407	295,354	111,053	37.6%
More than $250,000	454,406	353,876	100,530	28.4%
Brokered time deposits	201,257	87,023	114,234	131.3%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	1,581,108	1,310,994	270,114	20.6%
Total deposits	$2,192,129	$2,045,983	$146,146	7.1%

Total deposits not covered by deposit insurance	$983,851	$1,062,111	(78,260)	(7.4)%
Time deposits not covered by deposit insurance	$359,188	$293,951	65,237	22.2%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to interest-bearing deposits attributable to the rising market rates. To retain existing and attract new customers, the Bank offers competitive rates on deposit products in the rising interest rate environment.
The increase in retail time deposits was primarily due to new accounts of $469.0 million and renewals of the matured accounts of $291.3 million, partially offset by matured and closed accounts of $565.8 million.
As of September 30, 2023 and December 31, 2022, total deposits were comprised of 27.9% and 35.9%, respectively, of noninterest-bearing demand accounts, 20.9% and 25.2%, respectively, of savings, NOW and money market accounts, and 51.2% and 38.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.4 million and $2.8 million, respectively, at September 30, 2023 and December 31, 2022.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
September 30, 2023
Time deposits of $250,000 or less	$235,285	$192,030	$177,798	$2,551	$607,664
Time deposits of more than $250,000	214,171	205,773	91,922	2,540	514,406
Total	$449,456	$397,803	$269,720	$5,091	$1,122,070
Not covered by deposit insurance	$158,260	$141,304	$57,779	$1,845	$359,188
December 31, 2022
Time deposits of $250,000 or less	$71,740	$71,808	$229,127	$9,702	$382,377
Time deposits of more than $250,000	137,312	35,812	239,257	1,495	413,876
Total	$209,052	$107,620	$468,384	$11,197	$796,253
Not covered by deposit insurance	$112,437	$26,749	$153,209	$1,556	$293,951

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $341.9 million at September 30, 2023, an increase of $6.4 million, or 1.9%, from $335.4 million at December 31, 2022. The increase was primarily due to net income of $24.8 million and cash proceeds from exercise of stock options of $1.3 million, partially offset by dividends declared on common stock of $7.3 million, stock repurchase of $7.9 million, a cumulative effect adjustment upon adoption of ASC 326 of $1.9 million, and an increase in accumulated other comprehensive loss of $2.9 million.
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

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2023
Common tier 1 capital (to risk-weighted assets)	13.07%	15.87%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.48%	17.11%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.24%	15.87%	6.0%	8.0%
Tier 1 capital (to average assets)	13.76%	13.44%	4.0%	5.0%
December 31, 2022
Common tier 1 capital (to risk-weighted assets)	13.29%	16.30%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.83%	17.52%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.62%	16.30%	6.0%	8.0%
Tier 1 capital (to average assets)	14.33%	14.05%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 8.57% and 9.11%, respectively, as of September 30, 2023, and 8.79% and 9.52%, respectively, as of December 31, 2022.

Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment qualifies as tier 1 capital for purposes of the bank regulatory capital requirements.
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
Stock Repurchases
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
On August 2, 2023, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 720,000 shares, through August 2, 2024. The Company repurchased and retired 67,202 shares of common stock at a weighted-average price of $15.75 per share, totaling $1.1 million under this repurchase program through September 30, 2023.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022	Amount Change	Percentage Change
Cash and cash equivalents	$192,350	$147,031	$45,319	30.8%
Cash and cash equivalents to total assets	7.5%	6.1%
Available borrowing capacity:
FHLB advances	$639,072	$561,745	77,327	13.8%
Federal Reserve Discount Window	490,633	23,902	466,731	1,952.7%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$1,194,705	$650,647	$544,058	83.6%
Total available borrowing capacity to total assets	46.5%	26.9%

During the nine months ended September 30, 2023, the Company increased cash and cash equivalents by $45.3 million, or 30.8%, to $192.4 million and available borrowing capacity by $544.1 million, or 83.6%, to $1.19 billion. As of September 30, 2023, the Company's cash and cash equivalents and available borrowing capacity cover approximately 141.0% of deposits not covered by deposit insurance compared to 75.1% at December 31, 2022. During the three months ended September 30, 2023, the Company began participating in the Borrower-in Custody Program with Federal Reserve that provides additional borrowing capacity.
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

	September 30, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,219	$280,122	$3,117	$251,178
Unfunded loan commitments	762	49,595	692	38,486
Standby letters of credit	4,138	1,786	2,989	1,901
Commercial letters of credit	—	160	—	502
Total	$7,119	$331,663	$6,798	$292,067

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2023
Time deposits	$1,116,979	$4,878	$213	$—	$1,122,070
Operating leases	1,732	2,795	1,243	616	6,386
Total	$1,118,711	$7,673	$1,456	$616	$1,128,456
December 31, 2022
Time deposits	$785,056	$11,046	$151	$—	$796,253
FHLB advances	20,000	—	—	—	20,000
Operating leases	2,718	2,484	1,282	845	7,329
Total	$807,774	$13,530	$1,433	$845	$823,582

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract that change:

	September 30, 2023		December 31, 2022
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	3.0%	(7.8)%	6.9%	(0.5)%
+100	1.6%	(3.6)%	3.6%	0.3%
-100	(2.5)%	2.9%	(4.6)%	(1.5)%

On July 26, 2023, the Federal Reserve raised the upper range of the Fed Funds Target Rate to 5.50%. On September 20, 2023, the Federal Reserve decided to maintain the upper range of the Fed Funds Target Rate at 5.50%. Holding the target range steady at the September meeting allows the Committee to assess additional information and its implications for monetary policy. The Federal Reserve noted that it remains highly attentive to inflation risk. The FOMC dot plot released alongside the September 20 release showed that 12 member sees one more rate increase by the end of 2023 while 7 members wanted to keep rates at current level through end of 2023. For 2024, the updated dot plot suggest a rate of approximately 5%, which is an increase from the June dot for 2024 of approximately 4.5%, suggesting that FOMC members are sticking with their “higher for longer” view.
As of September 30, 2023, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slightly liability sensitive profile due to the continuing deposit mix shift from non-maturity deposits to time deposits. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual result may vary from the Company’s EVE sensitivity results.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2023 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
As of January 1, 2023, the Company adopted the CECL model under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The Company made changes to the loan loss reserve policies, processes and controls and incorporated new policies, process and controls over the estimation of ACL as a result. New controls were established over the review of PD and LGD model to calculate cash flows, economic forecasting projections and historical loss rate model provided by an independent third party. There has been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at September 30, 2023. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Network and Data Incident
On August 30, 2021, the Bank identified unusual activity on its network. The Bank responded promptly to disable the activity, investigate its source and monitor the Bank’s network. The Bank subsequently became aware of claims that it had been the target of a ransomware attack. On September 7, 2021, the Bank determined that an external actor had illegally accessed and/or acquired certain data on its network. The Bank worked with third-party forensic investigators to understand the nature and scope of the incident and determine what information may have been accessed and/or acquired and who may have been impacted. The investigation revealed that this incident impacted certain files containing certain Bank customer information. Some of these files contained documents related to loan applications, such as tax returns, Form W-2 information of their employees, and payroll records. The Bank has notified all individuals identified as impacted, consistent with applicable laws. All impacted individuals were offered free Equifax Complete Premier credit monitoring and identify theft protection services. The Bank has notified law enforcement and appropriate authorities of the incident.
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). During the three months ended September 30, 2023, the Bank agreed to settle this matter in exchange for $700 thousand to the putative class members, including costs of settlement administration, and attorneys’ fees and costs. The Bank received preliminary court approval of the settlement and notice was provided to members of the proposed class during the three months ended September 30, 2023. The settlement remains subject to a final approval hearing, which has been scheduled in the Superior Court for February, 2024.
The Company expects that the full amount of the final settlement will be covered under the Company’s applicable insurance policies.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2023.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From July 1, 2023 to July 31, 2023	—	$—	—	—
From August 1, 2023 to August 31, 2023	34,812	15.72	34,812	685,188
From September 1, 2023 to September 30, 2023	32,390	15.78	32,390	652,798
Total	67,202	$15.75	67,202

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
On August 2, 2023, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 720,000 shares, through August 2, 2024. The Company repurchased and retired 67,202 shares of common stock at a weighted-average price of $15.75 per share, totaling $1.1 million under this repurchase program through September 30, 2023.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
On November 6, 2023, the Company notified The Nasdaq Stock Market (“Nasdaq”) of its inadvertent noncompliance with Nasdaq’s audit committee composition requirements set forth in Nasdaq Rule 5605(c), which requires, among other things, an audit committee to consist of at least three members, each of whom is independent under the standards applicable to audit committee members. On October 12, 2023, the Company’s management determined that Haeyoung Cho, a director of the Company who was then a member of the Audit Committee of the Board of Directors, did not satisfy the independence requirements for audit committee membership under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and Nasdaq Rule 5605(c) because she receives consulting fees from the Company. Under Rule 10A-3(b)(1), a director may not be deemed independent for purposes of serving on a company’s audit committee if the director receives any consulting fees. Ms. Cho earns consulting fees of $60,000 per year pursuant to a consulting agreement with the Bank. To address this matter, on October 25, 2023, Ms. Cho resigned from the Audit Committee, leaving the committee with three independent members and satisfying the requirements of Nasdaq Rule 5605(c). Accordingly, the Company now complies with Rule 10A-3(b)(1) under the Securities Exchange Act and Nasdaq Rule 5605(c). At all times that Ms. Cho served on the Audit Committee, the decisions of the Audit Committee were approved by all of the members who met the heightened audit committee independence standards.
The notification to Nasdaq was made in accordance with Nasdaq Rule 5625, which requires a company with common stock listed on Nasdaq to report any noncompliance with Nasdaq’s Rule 5600 Series. This disclosure does not constitute an admission that the inadvertent noncompliance is material.

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

PCB Bancorp

Date:	November 8, 2023	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2023	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)