Form 10-K
period 2023-12-31
PCB BANCORP
filed 2024-03-12
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $160.2 million. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
As of February 29, 2024, the registrant had outstanding 14,263,140 shares of common stock.
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PCB Bancorp and Subsidiary
Annual Report on Form 10-K
December 31, 2023

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” included in this Annual Report on Form 10-K and our other documents filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I
Item 1. Business
General
PCB Bancorp is a California corporation incorporated in 2007 as a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), to serve as the holding company for PCB Bank (the “Bank”), which was founded in 2003. The Company has no material operations other than those of the Bank.
The Bank is a California state-chartered commercial bank. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law.
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
Subsidiary Name Change
On August 25, 2022, the Bank changed its name to “PCB Bank” from “Pacific City Bank.” In addition, the Company introduced a new logo, which was also utilized by the Bank after its name change. In accordance with the name change, the Bank updated its website, branch signage and marketing collateral.
Corporate Name Change
On July 1, 2019, the Company changed its corporate name to “PCB Bancorp” from “Pacific City Financial Corporation” in order to align the corporate name with the trading symbol of its common stock and simplify corporate communications while maintaining its core branding.
Business Overview
Lending Activities
The Company’s core lending strategy is, through the Bank, to build and maintain a diversified loan portfolio based on the type of customers (e.g., businesses versus individuals), loan products (e.g., commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, and consumer loans), geographical locations, and different industries in which its business customers are engaged (e.g., manufacturing, wholesale and retail trade, hospitality, etc.).
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
Legal Lending Limits
With certain exceptions, the Bank is permitted under the applicable laws to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital, allowance for credit losses (“ACL”) on loans, and certain capital notes and debentures issued by the Bank. As of December 31, 2023, the Bank’s lending limit was approximately $55.4 million per borrower for unsecured loans. In addition to unsecured loans, the Bank is permitted to make collateral-secured loans in an additional amount of up to 10% (for combined total of 25%) for a total of approximately $92.3 million to one borrower as of December 31, 2023.

For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. As of December 31, 2023, the largest aggregate carrying value of loans that the Bank had outstanding to any one borrower and related entities was $45.9 million, which were performing at that date.
Risk Governance
The Company maintains a conservative credit culture with strict underwriting standards. As the Company has grown, it has invested in and developed a credit culture designed to support future growth and expansion efforts while maintaining outstanding asset quality. The Company’s credit departments have robust internal controls and lending policies with conservative underwriting standards. Loans are monitored on an ongoing basis in accordance with covenants and conditions that are commensurate with each loan’s size and complexity. The Company conducts comprehensively scoped internal loan reviews at least semi-annually using an independent loan review specialist to validate the appropriateness of risk ratings of loans by management. The Company’s loan monitoring processes are designed to identify both the inherent and emerging risks in a timely manner so that appropriate risk ratings are assigned and, if necessary, work-out/collection activities are commenced early to minimize any potential losses.
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
Managing credit risk is an enterprise-wide process. The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided. The Company attempts to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate levels of ACL on loans and off-balance sheet credit exposures. The Bank’s Chief Credit Officer provides company-wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that the Company’s credit standards are followed. In addition, third-party loan reviews are performed at least on a semi-annual basis to validate the internal risk rating of loans.
The Company’s loan policies generally include additional underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate. In addition, the loan policies provide guidelines for: personal guarantees; an environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for credit losses and other matters relating to lending practices.

Loan Category
The Company’s loan portfolio consists primarily of three major categories: CRE loans, C&I and consumer loans. Within these three broad categories, the loan portfolio is further segmented as follows:
CRE Loans:
•Commercial property loans – loans secured by non-owner occupied real properties.
•Business property loans – loans secured by owner-occupied real properties.
•Multifamily loans – loans secured by multi-tenant (5 or more units) residential real properties.
•Construction loans
C&I Loans – C&I loans include commercial term loans and commercial lines of credit.
Consumer Loans:
•Residential mortgage loans – loans secured by single family resident (“SFR”) real properties.
•Other consumer loans – Other consumer loans primarily include automobile loans, as well as unsecured lines of credit and term loans to high net worth individuals.
The following table presents the composition of the Company’s loans held-for-investment as of the date indicated:

	December 31, 2023
($ in thousands)	Amount	Percentage to Total
Commercial real estate:
Commercial property	$855,270	36.8%
Business property	558,772	24.0%
Multifamily	132,500	5.7%
Construction	24,843	1.1%
Total commercial real estate	1,571,385	67.6%
Commercial and industrial	342,002	14.7%
Consumer:
Residential mortgage	389,420	16.8%
Other consumer	20,645	0.9%
Total consumer	410,065	17.7%
Loans held-for-investment	$2,323,452	100.0%

The following table presents the composition of the Company’s loans held-for-sale as of the date indicated:

	December 31, 2023
($ in thousands)	Amount	Percentage to Total
Commercial real estate:
Business property	$2,802	54.4%
Total commercial real estate	2,802	54.4%
Commercial and industrial	2,353	45.6%
Loans held-for-investment	$5,155	100.0%

CRE Loans. CRE loans consist of loans secured by commercial real estate properties (e.g., retail shopping centers, industrial/manufacturing properties, multifamily residential properties, office buildings, multi-tenant residential real properties etc.) and construction loans. A majority of CRE lending activities originate from businesses within the Company’s primary lending areas.
For CRE loans, other than loans guaranteed by the U.S. Small Business Administration (“SBA”) and construction loans, the maturities are generally up to seven years with payments determined on the basis of principal amortization schedules of up to 25 years with a balloon payment due at maturity. CRE SBA loans are typically fully amortized with terms up to 25 years. Terms for construction loans vary depending on the complexity and size of the project. Construction loans have a term of 18 months on average.
Satisfactory repayments of CRE loans, other than construction loans, are often dependent on the successful operation of the underlying businesses (in the case of owner occupied) or management of the properties (in the case of non-owner occupied). Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting CRE loans, the Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis may also include credit verification, reviews of appraisals, environmental hazard reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions and industry trends. Also, tertiary sources of repayment in the form of personal guarantees from responsible parties are generally required on CRE loans. The Company believes that its management team has extensive knowledge of the market areas where the Company operates and takes a conservative approach to CRE lending. The Company focuses on what it believes to be high quality credits with low loan-to-value (“LTV”) ratio income-producing properties with strong cash flow characteristics and strong collateral profiles. The Company requires its loan secured by CRE to be secured by what it believes to be well-managed properties with adequate margins.
Construction loans are comprised of residential construction and commercial construction. Interest reserves are generally established on construction loans. These loans are typically prime rate-based and have maturities of less than 18 months. The policy maximum LTV for construction loans is 70% and for land development loans is 50%.
C&I Loans: C&I loans includes commercial term loans and commercial lines of credit. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial term loans guaranteed by SBA are provided to small businesses to finance permanent working capital needs and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs and warehouse lending credit facilities. Warehouse lending is a line of credit given to a loan originator, the funds from which are used to finance a mortgage that a borrower uses to purchase SFR property or refinance an existing mortgage.
Commercial term loans (usually five to seven years) normally provide for monthly payments of both principal and interest. C&I SBA loans usually have a longer maturity (seven to ten years). Commercial lines of credit (generally payable within one year) typically provide for periodic interest payments, with principal payable at maturity. These C&I loans are reviewed on a periodic basis with the review frequencies commensurate with the size and complexity of the loans. Most C&I loans are collateralized by perfected security interests on business assets.
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

Consumer Loans. Consumer loans includes residential mortgage loans and other consumer loans. Residential mortgage loans are typically collateralized by primary residential properties located in the Company’s market areas to enable borrowers to purchase or refinance existing homes. Other consumer loans portfolio consists of automobile loans, unsecured lines of credit and term loans to high net worth individuals.
The Company offers adjustable-rate mortgage (“ARM”) loans with the interest rate fixed for the first five or seven years followed by rate adjustments every six months with terms up to 30 years. The relative amount of ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on interest rate risk. Loans collateralized by residential property generally are originated in amounts of no more than 70% of appraised value.
In connection with such loans, the Company retains a valid lien on the real estate, obtains a title insurance policy that insures that the property is free from encumbrances, and requires hazard insurance. Loan fees on these products, interest rates and other provisions of residential mortgage loans are determined by the Company on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on ARM loans generally are adjusted every six months based on the Secured Overnight Financing Rate (“SOFR”) 30-day average. The spreads are fixed and thus the interest rate on these loans change in parallel with any changes in the applicable selected rates. While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all residential mortgage loans contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. As of December 31, 2023 and 2022, approximately 86.2% and 90.8%, respectively, of residential mortgage loans were ARM loans
Other consumer loans are underwritten primarily based on the individual borrower’s income, current debt level, and past credit history. Auto loans have relatively higher LTV ratios on average and carry higher interest rates to offset for the inherently higher default risks associated with other consumer loans.
SBA Loans (Reported as either CRE or C&I Loans). The Bank offers SBA loans for qualifying businesses for amounts up to $5.0 million. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchases of machinery and equipment, debt refinance, business acquisitions, start-up financing or the purchase or construction of owner-occupied commercial property.
SBA 7(a) loans are typically term loans with maturities up to 10 years for C&I SBA loans and up to 25 years for CRE SBA loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.75 million.
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
As of December 31, 2023, CRE SBA and C&I SBA loans totaled $130.7 million (including loans held-for-sale of $2.8 million) and $20.1 million (including loans held-for-sale of $2.4 million), respectively.

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
The Company’s Board of Directors is responsible for the oversight of investment activities and has delegated the responsibility to the Asset Liability Committee of the Board of Directors (“Board ALCO”). Investment policy is reviewed and approved annually by Board ALCO and ratified by the Board of Directors. Board ALCO establishes risk limits and policy for conducting investment activities and approves investment strategies and meets quarterly to review investment reports and monitor investment activities. The Company also formed a management Asset Liability Committee (“Management ALCO,” together with Board ALCO, “ALCOs”), which is comprised of its senior management team and Chief Executive Officer, to proactively monitor investment activities. ALCOs are responsible for ensuring compliance and implementation of investment policy guidelines. Investment activities are actively monitored on an ongoing basis to identify any material changes in the securities and also evaluated for impairment at least quarterly.
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
For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposits Activities
The Company offers customers traditional retail deposit products through its branch network and the ability to access their accounts through online and mobile banking platforms. The Company offers a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. Core deposits, defined as all deposits except for time deposits exceeding $250,000 and internet or brokered deposits, are the primary and most valuable low-cost funding source for the lending business, and represented 62.6% of total deposits as of December 31, 2023.
The Company strives to retain an attractive deposit mix from both large and small customers as well as a broad market reach. As of December 31, 2023, the Company’s top 10 customers, excluding wholesale deposits, accounted for 8.7% of total deposits. The Company believes the competitive pricing and products, convenient branch locations, and quality personal customer service enable the Company to attract and retain deposits. The Company employs conventional marketing initiatives and advertising and in addition leverages its community and board relationships to generate new accounts. The Company offers deposit products to its loan customers by encouraging, depending on the circumstances and the type of relationship, them to maintain deposit accounts as a condition of granting loans. To enhance the relationships with customers and to identify and meet their particular needs, each customer is assigned a relationship officer, including SBA loan borrowers.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, rates offered by other Korean-American focused banks, general market interest rates, liquidity requirements, and the Company’s deposit growth goals. Wholesale deposits are also utilized to supplement core retail deposits for funding purposes, including brokered accounts and California State Treasurer’s time deposits. As of December 31, 2023, wholesale deposits totaled $363.7 million, or 15.5% of total deposits.
As of December 31, 2023, total deposits were $2.35 billion, and the average cost of deposits was 2.87% for the year ended December 31, 2023. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Borrowings Activities
Although deposits are the Company’s primary source of funds, the Company may also borrow funds from the Federal Home Loan Bank of San Francisco (“FHLB”), the Federal Reserve Bank’s Discount Window (“Federal Reserve Discount Window”), or its correspondent banking relationships. In addition, the Company may borrow from FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as asset-liability management strategies.
FHLB functions as a reserve credit capacity for qualifying financial institutions. As a member, the Company is required to own capital stock in FHLB and may apply for advances from FHLB by utilizing qualifying loans and securities as collateral. FHLB offers a full range of borrowing programs with terms ranging from one day to 30 years, at competitive rates. A prepayment penalty is usually imposed for early repayment of these advances. As of December 31, 2023, the Company had outstanding term FHLB advances of $39.0 million and maintained additional borrowing capacity of $603.0 million. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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

Market Area and Competition
The Company is headquartered in Los Angeles, California and operates 11 full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisade Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and seven LPOs located in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas.
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
Human Capital
As of December 31, 2023, the Company had a total of 268 full-time employees and 3 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory. It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve. Working within, and giving back to, the local community is the hallmark of a true community bank.
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
In order to develop a workforce that aligns with the Company’s corporate values, it regularly sponsors local community events so that its employees can better integrate themselves in communities. The Company believes that employees’ well-being and personal and professional development is fostered by outreach to the communities it serves. The Company’s employees’ desire for active community involvement enables the Company to sponsor a number of local community events and initiatives, including hosting annual PCB scholarship that provides financial assistance to local low-to-moderate income community, conducting financial literacy training to seniors in affordable housing facilities, and participating in the Volunteer Income Tax Assistance annually to assist the community in free tax preparation.

Supervision and Regulation
General
Depository institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (“CDFPI”), the Federal Reserve System (“Federal Reserve”), the FDIC, and the Bureau of Consumer Financial Protection (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) laws enforced by the U.S. Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as the U.S. SBA, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiary, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
The following is a summary of the supervisory and regulatory framework applicable to the Company and its subsidiary, the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Regulatory Capital Requirements
The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the federal banking agencies issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.
Generally, the Basel III Capital Rules apply to both banks and their holding companies, on a consolidated basis. However, under the Federal Reserve’s Small Bank Holding and Savings and Loan Holding Company Policy Statement (the “Small Bank Holding Company Policy Statement”), qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are exempt from the Basel III Capital Rules’ consolidated capital requirements. When the Company reaches the $3 billion asset level, the Company will be subject to the Basel III Capital Rules independent of the Bank.
The Basel III Capital Rules establish minimum risk-based capital requirements (Tier 1 capital, common equity Tier 1 capital (“CET1”) and total capital) and leverage capital requirements, as well as guidelines that define components of the calculation of capital and the level of risk associated with various types of assets. The CET1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk-based capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution’s total capital (Tier 1 capital plus other qualifying capital, which is generally “Tier 2 capital”) to its total risk-weighted assets. The Tier 1 leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets.

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
Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. The Company and the Bank made this election in 2015 order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.
The Basel III Capital Rules prescribe risk weights for different assets classes, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under GAAP. Some of aspects of the Basel III Capital Rules risk weighting standards that are relevant to the Company and the Bank include:
•assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;
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
In addition to the minimum risk-based capital and leverage requirements, in order to avoid restrictions on their ability to pay dividends, to repurchase shares and to pay certain discretionary bonus payments to executive officers, depository institutions must maintain an additional “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets.
As fully phased-in on January 1, 2019,The Basel III Capital Rules subject banks to the following risk-based capital requirements:
•a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, or 7%;
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, or 8.5%;
•a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, or 10.5%; and
•a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposure.
As of December 31, 2023, the Bank’s capital ratios exceeded the required minimums under the Basel III Capital Rules, including the capital conservation buffer.
In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use the new ratio is considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains community bank leverage ratio capital exceeding 9%. The Bank has chosen not to opt into the community bank leverage ratio.

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (the “FDIA”), requires federal banking agencies to take prompt corrective action in response to depository institutions that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. Under the prompt correction action provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

PCA category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized	10.0%	8.0%	6.5%	5.0%
Adequately capitalized	8.0%	6.0%	4.5%	4.0%
Undercapitalized	< 8.0%	< 6.0%	< 4.5%	< 4.0%
Significantly undercapitalized	< 6.0%	< 4.0%	< 3.0%	< 3.0%
Critically undercapitalized	Tangible Equity / Total Assets ≤ 2.0%

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and an institution’s capital category may not accurately represent the institution’s overall financial condition or prospects for other purposes.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2023, the Bank’s capital ratios exceeded the minimum required to be “well-capitalized” for purposes of the prompt corrective action regulations.
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
Activities and Acquisitions
Under the BHCA, the activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking and securities and insurance underwriting, subject to limitations set forth in federal law. The Company has not elected to become a financial holding company.
As a bank holding company, the Company must obtain prior approval of the Federal Reserve before taking any action that causes a bank to become a controlled subsidiary of the bank holding company, acquiring direct or indirect ownership of 5% of the outstanding shares of any class of voting securities of another bank or bank holding company, acquiring all or substantially all the assets of a bank or merging or consolidating with another bank holding company.

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
Change in Control
Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.
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
Source of Strength Doctrine
The Dodd-Frank Act codified the Federal Reserve’s long-standing policy that bank holding companies must act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of law.
Dividend Payments, Stock Redemptions and Stock Repurchases
The Company’s ability to pay dividends to its shareholders or repurchase shares may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders and shares repurchases if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If the Company’s fails to adhere to these policies, the Federal Reserve could find that the Company is operating in an unsafe and unsound manner.
In addition, under the Basel III Capital Rules, institutions must maintain a capital conservation buffer of 2.5% in CET1 in order to avoid restrictions on their ability to pay dividends or repurchase shares. See “Supervision and Regulation - Regulatory Capital Requirements” above.
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

The Bank
General
The Bank is a California-chartered bank. The deposit accounts of the Bank are insured by the FDIC to the maximum extent provided under federal law and FDIC regulations. As a California-chartered that is not a member of the Federal Reserve, the Bank is subject to examination, supervision, and regulation by the CDFPI, the chartering authority for California banks, and by the FDIC.
The Bank is required to seek approval from the CDFPI and FDIC prior to engaging in certain expansionary transactions, such as establishing new branches or merger with other depository institutions. In reviewing applications seeking approval of merger and acquisition transactions, the CDFPI and FDIC will generally consider the same factors as those described above with respect to Federal Reserve applications for merger and acquisition transactions.
Brokered Deposit Restrictions
Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2023, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
Loans to One Borrower
With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for credit loss on loans, and any capital notes and debentures of the bank.
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
Deposit Insurance
The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to the maximum amount permitted by law. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC assesses a quarterly deposit insurance premium on each insured institution based on the assets levels and risk characteristics of the institution. The FDIC may impose special assessments in emergency situations or based on the adequacy of the reserves of the Deposit Insurance Fund. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2023, the Bank paid $1.1 million in aggregate FDIC deposit insurance premiums.
The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Supervisory Assessments
California-chartered banks are required to pay supervisory assessments to the CDFPI to fund its operations. The amount of the assessment paid by a California bank to the CDFPI is calculated on the basis of the institution’s total assets in California, including consolidated subsidiaries, as reported to the CDFPI. During the year ended December 31, 2023, the Bank paid supervisory assessments to the CDFPI totaling $216 thousand.
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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions must maintain a capital conservation buffer of 2.5% in CET1 attributable to avoid restrictions on dividend payments. See “Supervision and Regulation - Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2023.
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
On November 23, 2021, the federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify its primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident” as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred.

Community Reinvestment Act Requirements
The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company. When the Bank seeks regulatory approval to engage in certain expansionary transactions, such as new branches or merger and acquisitions, the FDIC will consider the CRA record of the target institution and the Bank. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating on its most recent CRA performance evaluation, dated July 6, 2021.
On May 5, 2022, the Federal Reserve, the FDIC and the OCC issued a joint notice of proposed rulemaking to strengthen and modernize the CRA regulatory framework. The proposal clarifies the activities and investments that qualify for credit under the CRA and would establish an evaluation framework tailored for differences in bank size and business models.
Anti-Money Laundering and Office of Foreign Assets Control Regulation
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
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
As of December 31, 2023, using regulatory definitions in the CRE Concentration Guidance, the Bank’s CRE loans represented 280.7% of total risk-based capital, as compared to 253.9%, 269.8% and 256.1% as of December 31, 2022, 2021 and 2020, respectively. The Bank is actively working to manage its CRE concentration and the management has discussed the CRE Concentration Guidance with the FDIC and believes that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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
The CFPB has significant authority to implement and enforce federal consumer protection laws as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices.
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
Mortgage and Mortgage-Related Products
The Dodd-Frank Act significantly expanded the regulation of mortgage lending and augmented federal law combating predatory lending practices. Pursuant to the Dodd-Frank Act, the CFPB has adopted numerous rules addressing mortgage and mortgage-related products, their underwriting, origination, disclosure requirements, servicing and sales.
These reforms include amendments to the Truth In Lending Act establishing underwriting standards that lenders must conduct before making a residential mortgage loan, including verifying a borrower’s ability to repay the mortgage loan. Borrowers may assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings. Prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. Mortgage lenders are required to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, mortgage originators are prohibited from receiving compensation based on the terms of residential mortgage loans, other that the loan amount.
The Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described above. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The CFPB’s mortgage rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.
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

Enforcement Powers of Federal and State Banking Agencies
The federal bank regulatory agencies have broad enforcement powers. If as federal banking agency determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of depository institution’s or its bank holding company’s operations are unsatisfactory or that it or its management was in violation of any law or regulation, the agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against it or its officers or directors; to remove officers and directors of the bank; and if the federal banking agency concludes that such conditions at the bank holding company or the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. The CDFPI has similarly broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
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
Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest earning assets and paid on interest bearing liabilities. The nature and impact on the Company, and the Bank, of future changes in monetary and fiscal policies cannot be predicted.
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
In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our ACL, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and/or results of operations.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. For the year ended December 31, 2023, total loans were 86.3% of our average interest-earning assets. Our net interest income exhibited a positive 3.6% sensitivity to rising interest rates and a negative 4.3% sensitivity to declining interest rates in a twelve-month 100 basis point parallel shock at December 31, 2023.

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
As a result of increases in interest rates over the past two years, the market values of previously issued government, agency and other debt securities have declined significantly, resulting in unrealized losses in our securities portfolio. While we do not expect or intend to sell these securities, if we were required to sell these securities to meet liquidity needs, we may incur significant losses, which could impair our capital and financial condition and adversely affect our results of operations. Further, while we have taken actions to maximize our sources of liquidity, there is no guarantee that such sources will be available or sufficient in the event of sudden liquidity needs.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The BSA, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other AML requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liabilities, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed acquisition and certain aspects of our business plan.
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

Adverse developments affecting the banking industry could have a material effect on our operations and/or stock price.
During 2023, the high-profile failures of several depository institutions negatively impacted customer confidence in the safety and soundness of some regional and community banks. As a result, we face that risk that customers may prefer to maintain deposits with larger financial institutions or invest in fixed income securities instead of deposits with the Bank, either of which could materially adversely impact our liquidity, cost of funding, capital, and results of operations. In response to the failures of other depository institutions, we may face increased regulation and supervisory oversight, higher capital or liquidity requirements or a heightened risk of regulatory enforcement activities, any of which could have a material impact on our business. Further, our costs of deposit insurance may increase as a result of these bank failures and the resulting losses to the FDIC’s Deposit Insurance Fund. In addition, concerns about the banking industry’s operating environment and the public trading prices of bank holding companies are often correlated, particularly during times of financial stress, which could adversely impact the trading price of our common stock.
A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Our business and operations are sensitive to general business and economic conditions in the U.S., generally, and particularly the state of California and the Los Angeles/Orange County region, as well as the greater New York City/New Jersey metropolitan area and Dallas, Texas, where our branch offices are located. Unfavorable or uncertain economic and market conditions in these areas could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. The impact of the Biden administration’s policy changes regarding international trade, tariffs, renewable energy, immigration, domestic taxation, among other actions and policies of the current administration, may have on economic and market conditions is uncertain.
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
A significant portion of our business is based on successfully attracting and retaining Asian-American immigrants generally, and first and second generation Korean-American immigrants specifically, as clients for our commercial loans and consumer loans and deposits. We may be limited in our ability to attract Asian-American clients to the extent the U.S. adopts restrictive domestic immigration laws.
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
At December 31, 2023, approximately 84.4% of our loans held-for-investment portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability.
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
We expect that gains on the sale of U.S. government guaranteed loans, primarily 7(a) loans, will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2023 was $3.6 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates and current market conditions. Significant errors in assumptions used to compute gains on sale of these loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.
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
We originated $83.0 million and $141.1 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2023 and 2022. During the same time periods, we sold $82.3 million and $122.9 million, respectively, of the guaranteed portion of our SBA loans. As of December 31, 2023, we held $150.8 million of SBA loans on our balance sheet, $141.1 million of which consisted of the non-guaranteed portion of SBA loans and $9.6 million or 6.4% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans. When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated.
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
At December 31, 2023 we had $1.91 billion of commercial loans, consisting of $1.57 billion of CRE loans and $342.0 million of C&I loans, for which real estate is not the primary source of collateral. Commercial loans represented 82.4% of our total loan portfolio at December 31, 2023. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy.
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

The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied CRE are not included for purposes of CRE Concentration calculation. As of December 31, 2023, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 280.7% of our total risk-based capital, as compared to 253.9%, 269.8% and 256.1% as of December 31, 2022, 2021 and 2020, respectively. The FDIC may become concerned about our CRE loan concentrations, and they may inhibit our organic growth by restricting our ability to execute on our strategic plan.
Our residential mortgage loan product consists primarily of non-qualified residential mortgage loans which may be considered riskier and less liquid than qualified residential mortgage loans.
As of December 31, 2023, our residential mortgage loan portfolio amounted to $389.4 million or 16.8% of our total loans held-for-investment portfolio. As of such date, all of our residential mortgage loans consisted of non-qualified residential mortgage loans. Non-qualified loans are residential loans that do not comply with certain standards set by the Dodd-Frank Act and its related regulations. These non-qualified residential mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two residential mortgage products: a lower LTV, alternative document non-qualified residential mortgage loan, and a qualified residential mortgage loan.
We originated non-qualified residential mortgage loans of $63.4 million and $177.1 million, respectively, for the years ended December 31, 2023 and 2022. We originated qualified residential mortgage loans of $0 and $400 thousand, respectively, for the years ended December 31, 2023 and 2022. As of December 31, 2023, our non-qualified residential mortgage loans had a weighted average LTV of 65.3% and a weighted average Fair Isaac Corporation (“FICO”) score of 761.
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
As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations. The gain on sale of SBA loans was $3.6 million and $8.0 million, respectively, or 33.4% and 55.1%, respectively, of the total noninterest income, for the years ended December 31, 2023 and 2022.

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
Real estate construction loans, including land development loans, comprised approximately 1.1% of our total loans held-for-investment portfolio as of December 31, 2023, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.
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
As of December 31, 2023, our nonperforming loans (“NPLs”) held-for-investment totaled $3.9 million, or 0.17% of our loans held-for-investment portfolio. Our NPAs, which include NPLs and other real estate owned (“OREO”), totaled $6.5 million, or 0.23% of total assets. A loan is placed on nonaccrual status if: (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) payment in full of principal or interest is not expected, or (iii) principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. In addition, we had $1.4 million in accruing loans that were 30-89 days past due as of December 31, 2023.
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
As of December 31, 2023, we had OREO of $2.6 million on our books. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
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
Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing deposit accounts earn interest at rates established by management based on competitive market factors. Our cost of deposits increased from 0.62% for the year ended December 31, 2022, to 2.87% for the year ended December 31, 2023. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products.
A large percentage of our deposits is attributable to a relatively small number of customers, which could adversely affect our liquidity, financial condition and results of operations.
Our ten largest depositor relationships, excluding wholesale deposits, accounted for approximately 8.7% of our deposits at December 31, 2023. Our largest depositor relationship accounted for approximately 1.4% of our deposits at December 31, 2023. The Bank maintained brokered deposits of $303.7 million and $87.0 million, respectively, and deposits from California State Treasurer of $60.0 million and $60.0 million, respectively, at December 31, 2023 and 2022. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits. Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would be likely to adversely affect our liquidity and require us to raise deposit interest rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

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
Risks Related to Our Allowance for Credit Losses and Other Accounting Estimates
Accounting estimates and risk management processes rely on analytical models that may prove inaccurate resulting in a material adverse effect on our business, financial condition and results of operations.
The processes we use to estimate current expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models using those assumptions may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our current expected loan losses are inadequate, the ACL may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.
Our allowance for credit losses may not be adequate to cover actual losses in our loan portfolio.
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
Like all financial institutions, the Bank maintains an ACL to provide for loan defaults and non-performance. ACL on loans, expressed as a percentage of loans held-for-investment, was 1.19%, 1.22% and 1.29%, respectively, at December 31, 2023, 2022 and 2021. ACL is funded from a provision (reversal) for credit losses, which is a charge to our income statement. Our provision (reversal) for credit losses, was $(132) thousand, $3.6 million and $(4.6) million, respectively, for the years ended December 31, 2023, 2022 and 2021.
The determination of an appropriate level of allowance for credit losses is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. For these reasons, our allowance for credit losses may not be adequate to cover actual loan losses, and future provision for credit losses could materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Growth Strategy
We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth because of constrained capital resources or other reasons.
We have grown our consolidated assets from $1.75 billion as of December 31, 2019 to $2.79 billion as of December 31, 2023, and our deposits from $1.48 billion as of December 31, 2019 to $2.35 billion as of December 31, 2023. We intend to continue to grow our business through organic loan and deposit growth, and we anticipate that much of our future growth will be dependent on our ability to successfully implement our organic growth strategy, which may include establishing additional branches or LPOs in new or existing markets. A risk exists, however, that we will not be able to gain regulatory approval or identify suitable locations and management teams to execute this strategy. Further, our ability to grow organically loan and deposits is dependent on the financial health of our target demographic of Korean-Americans, which is in turn based on the financial health not only of their relevant geographic locations in the U.S. but also more broadly on the economic health of Korea. A decline in economic and business conditions in our market areas or in Korea could have a material impact on our loan portfolio or the demand for our products or services, which in turn may have a material adverse effect on our financial condition and results of operations.
Operations in our LPOs have positively affected our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.
We maintain seven LPOs that primarily originate SBA loans. During the year ended December 31, 2023, these LPOs accounted for approximately 11.4% of new loans originated by the Bank. Sustaining the expansion of loan production through use of these out of state LPOs depends on a number of factors, including the continued strength of the markets in which our offices are located and identifying, hiring and retaining critical personnel. The strength of these markets could be weakened by anticipated increases in interest rates and any economic downturn. Moreover, competition for successful business developers and relationship managers in the SBA loan industry is fierce, and we may not be able to attract and retain the personnel we need to profitably operate our LPOs. Unsuccessful operation of our out of state LPOs could negatively impact our financial condition and results of operation.
Risks Related to Our Capital
We are subject to stringent capital requirements.
We are subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, banking regulators implement changes to these regulatory capital adequacy and liquidity guidelines.
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

The Company relies on dividends from the Bank to pay cash dividends, repurchase shares and fund its operating expenses.
The Company is a separate legal entity from its subsidiary, the Bank. The Company receives substantially all of its revenue from the Bank in the form of dividends, which is the Company’s principal source of funds to pay cash dividends to the Company's shareholders, repurchase shares and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Company. In the event that the Bank is unable to pay dividends to Company, Company may not be able to pay dividends to its shareholders and pay interest on the subordinated debentures. As a result, it could have an adverse effect on Company's stock price and investment value.
Under federal law, the Bank’s payment of capital distributions to the Company may be limited or prohibited if, for example, the Bank does not maintain adequate levels of capital based on regulatory guidelines or by actions taken by our regulators. In addition, as a California bank, the Bank is subject to state law restrictions on the payment of dividends.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
As a financial institution, the Company’s business depends on the continuous operation of its information and data processing systems and the security of information received from customers, employees and others. The Company has developed and implemented a cybersecurity program intended to protect the reliability of its critical systems and the confidentiality of nonpublic information.
The Company has designed and assess its cybersecurity program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and the guidance of banking and other regulatory agencies. The Company’s information security team has primary responsibility for overall cybersecurity risk management program. The Company’s cybersecurity professionals are led by the Information Security Officer, who has over 23 years of experience in the information technology field, including over 3 years of experience focusing solely on the cybersecurity space. The Information Security Officer has Security+ and Network+ certifications and is currently working on obtaining CISSP. The Company’s cybersecurity risk management is integrated as part of its overall risk management program, and the Company’s Chief Risk Officer, Information Security Officer in conjunction with Chief Information Officer work together to develop and maintain the cybersecurity program.
In addition to its own employees, the Company engages third party service providers to provide security products and services as needed, using their expertise to evaluate and enhance its cybersecurity program and to inform employees regarding evolving threats, risks and defensive measures. Generally, these third party service providers are managed by the Information Security Officer and Chief Information Officer.
Features of the cybersecurity risk management program include:
•Technology solutions designed to prevent, detect and mitigate cybersecurity incidents.
•Review, testing and assessments of the Company’s cybersecurity systems, both internal and using third party service providers with cybersecurity expertise.
•Required cybersecurity training for employees to learn about data security, how to identify and mitigate potential cybersecurity risks and how to protect our resources and information.
•Specialized security training for members of the risk management, cybersecurity and technology teams that includes information about evolving cybersecurity threats and new risk mitigation and detection technologies.
•Processes to assess, identify and manage the material risks from cybersecurity threats include the risks arising from threats associated with third-party service providers, including technology providers and cloud-based platforms.
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and facilitates coordination and communication across multiple parts of the Company.
•On-going assessment of the adequacy of the cybersecurity program.
Like many financial institutions, the Company has experienced cyber-based attacks and other attempts to compromise its information systems and expects that it will continue to experience these attacks and attempts in the future. In 2021, the Bank was the target of a ransomware attack in which an external actor illegally accessed and/or acquired certain data on its network. As a result, the Bank was sued in a purported class action lawsuit. The lawsuit is currently in process of settlement, subject to final court approval. See “Item 3. Legal Proceedings,” above. While the Company has not identified other known risks from previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, like all financial institutions, the Company faces ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect its business, results of operations, or financial condition. See Item 1A – Risk Factors – “Risk Related to our Business -- System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.,” above.
Cybersecurity Governance
The Company’s Board of Directors and its Risk and Compliance Committee are responsible for overseeing the Company’s cybersecurity program and polices. The Company’s management, led by the Chief Risk Officer and Information Security Officer in conjunction with Chief Information Officer, is responsible for designing and implementing the program. The Chief Risk Officer and Information Security Officer regularly report to the Risk and Compliance Committee regarding management’s implementation of the cybersecurity program, cybersecurity risks and threat, assessments of the Company’s cybersecurity systems and the planning and status project to strength the Company’s information security. The Company’s cybersecurity incident response plan requires that management promptly advise of the Risk and Compliance Committee of any material cybersecurity incident. The Chair of the Risk and Compliance Committee regularly reports to the Board on cybersecurity risks and other matters reviewed by the Committee. Board members may attend Risk and Compliance Committee meetings where cybersecurity issues are discussed and have access to the materials for each Risk and Compliance Committee meeting.

Item 2. Properties
As of December 31, 2023, the Company’s headquarters office is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010. This office is located in the Wilshire Center/Koreatown District of Los Angeles and houses the Company’s management unit, including compliance and Bank Security Act groups, information technology, SBA lending management, branch management, CRE and C&I lending groups, credit administration and administrative groups. The lease expires in September 2033. The Bank leases all of its LPO and retail branch locations.
The Bank maintains 16 branch locations, with eight in Los Angeles County (three in Koreatown, Rowland Heights, Downtown Fashion District, Cerritos, Torrance and Little Tokyo), three in Orange County (Fullerton, Buena Park and Irvine), three on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two in Texas (Carrollton and Dallas) as of December 31, 2023. The Bank also maintains seven LPOs located in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas.
Item 3. Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies of $40 thousand for certain legal claims at December 31, 2023. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). During the three months ended September 30, 2023, the Bank agreed to settle this matter in exchange for $700 thousand to the putative class members, including costs of settlement administration, and attorneys’ fees and costs. The Bank received preliminary court approval of the settlement and notice was provided to members of the proposed class during the three months ended September 30, 2023. However, due to the low claims rate by the members of the proposed class, Plaintiff had requested and the Court had agreed to extend the claims deadline for another 45 days. March 21, 2024 is now the new claims deadline. No new final approval hearing date has been set by the Court.
The Company expects that the full amount of the final settlement will be covered under the Company’s applicable insurance policies.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: PCB) is listed on the NASDAQ Global Select Market. The approximate number of holders of record of the Company’s common stock as of December 31, 2023 was 236. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is somewhat greater.
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
Dividend Restrictions
As a bank holding company, the Company’s ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, the Company is dependent upon the payment of dividends by the Bank as the principal source of funds for the Company to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to its holding company, PCB Bancorp. For additional information, see “Supervision and Regulation - The Company - Dividend Payments, Stock Redemptions and Stock Repurchases” included in Item 1 and Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Issuer Purchase of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2023.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From October 1, 2023 to October 31, 2023	59,474	$15.39	59,474	$593,324
From November 1, 2023 to November 30, 2023	600	14.99	600	592,724
From December 1, 2023 to December 31, 2023	—	—	—	592,724
Total	60,074	$15.39	60,074

On July 28, 2022, the Company’s Board of Directors approved a repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 747,938 shares, through February 1, 2023. On January 26, 2023, the Company announced that it has extended the program expiration from February 1, 2023 to February 1, 2024. The Company completed the repurchase of all shares under this program during the three months ended March 31, 2023. The Company repurchased and retired 747,938 shares of common stock at a weighted-average price of $18.15 per share, totaling $13.6 million under this repurchase program under this program.
On August 2, 2023, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 720,000 shares, through August 2, 2024. The Company repurchased and retired 127,276 shares of common stock at a weighted-average price of $15.58 per share, totaling $2.0 million under this repurchase program through December 31, 2023.

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
Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company’s discounted cash flow methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, as well as expectations of future economic conditions, using reasonable and supportable forecasts.
The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Although no one economic variable can fully demonstrate the sensitivity of the ACL estimate to changes in economic variables used in the ACL model, the Company utilized changes in U.S. unemployment rate and year-over-year change in real gross domestic product (“GDP”) growth rate as its key economic variables. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts economic conditions and expected credit losses over a one-year time horizon. Beyond the one-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over one-year period.

Within the various economic scenarios considered as of December 31, 2023, the quantitative estimate of the ACL would increase by approximately $7.7 million under sole consideration of the more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.
A portion of the collectively evaluated ACL on loans also includes qualitative adjustments for risk factors not reflected or captured by the quantitative modeled ACL but are relevant in estimating future expected credit losses. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of ACL model data inputs.
Although management uses the best information reasonably available to derive estimates and assumptions necessary to measure an appropriate level of the ACL, these estimates and assumptions are subject to change in future periods, which may have a material impact on the level of the ACL and the Company’s results of operations.
As a part of the adoption of ASC 326, the Company reviewed and revised certain loan segments for the Company’s ACL model. Before the adoption of ASC 326, commercial property and SBA property loans were separately presented and represented 63.0% and 6.6% of loans held-for-investment at December 31, 2022, respectively. The Company re-divided these loan segments into commercial property, business property and multifamily loans, as described below, as these new loan segments are determined to share similar characteristics under the Company’s ACL model. In addition, four loan segments before the adoption of ASC 326 (commercial term loans, commercial lines of credit, SBA term loans and SBA PPP loans), which represented 12.2% of loans held-for-investment at December 31, 2022, are combined into a single loan segment, commercial and industrial loans, as these loans are determined to share similar risk characteristics under the Company’s ACL model. However, loan related disclosures for prior periods continue to be presented under the legacy loan segments in this Annual Report on Form 10-K.
Loan portfolio segments identified by the Company include: commercial real estate (commercial property, business property, multifamily and construction), commercial and industrial, and consumer loans (residential mortgage and other consumer).
Each loan segment bears varying degrees of risk based on, among other things, the type of loan and collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions and interest rate changes. The loan segments are as following:
Commercial Real Estate Loans:
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
•Other consumer loans – Other consumer loans primarily include automobile loans, as well as unsecured lines of credit and term loans to high net worth individuals. Automobile loans have relatively higher LTV ratios on average and carry higher interest rates to offset for the inherently higher default risks. Unsecured lines of credit and term consumer loans are underwritten primarily based on the individual borrower’s income, current debt level, and past credit history. Repayment of these loans is dependent on the borrower’s ability to pay, and the fair value of the underlying collateral for automobile loans.
ACL and provision (reversal) for credit losses for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period amounts, comparisons and related ratios continue to be presented under legacy ASC 450 and ASC 310 in this Annual Report on Form 10-K .
Please also see Note 1 to the Consolidated Financial Statements included in Item 1 of this Annual Report on Form 10-K for additional discussion.

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

	Year Ended December 31,
($ in thousands)	2023	2022	2021	2020	2019
Average total shareholders' equity	$340,508	$306,440	$242,766	$228,553	$221,576
Less: average preferred stock	69,141	42,053	—	—	—
Average tangible common equity	$271,367	$264,387	$242,766	$228,553	$221,576
Net income	$30,705	$34,987	$40,103	$16,175	$24,108
Return on average shareholders' equity	9.02%	11.42%	16.52%	7.08%	10.88%
Return on average tangible common equity	11.31%	13.23%	16.52%	7.08%	10.88%

	December 31,
($ in thousands, except per share data)	2023	2022	2021	2020	2019
Total shareholders' equity	$348,872	$335,442	$256,286	$233,788	$226,834
Less: preferred stock	69,141	69,141	—	—	—
Tangible common equity	$279,731	$266,301	$256,286	$233,788	$226,834
Outstanding common shares	14,260,440	14,625,474	14,865,825	15,385,878	15,707,016
Book value per common share	$24.46	$22.94	$17.24	$15.19	$14.44
Tangible common equity per common share	$19.62	$18.21	$17.24	$15.19	$14.44
Total assets	$2,789,506	$2,420,036	$2,149,735	$1,922,853	$1,746,328
Total shareholders' equity to total assets	12.51%	13.86%	11.92%	12.16%	12.99%
Tangible common equity to total assets	10.03%	11.00%	11.92%	12.16%	12.99%

Five-Year Summary of Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2023	2022	2021	2020	2019
Selected balance sheet data:
Cash and cash equivalents	$242,342	$147,031	$203,285	$194,098	$146,228
Securities available-for-sale	143,323	141,863	123,198	120,527	97,566
Securities held-to-maturity	—	—	—	—	20,154
Loans held-for-sale	5,155	22,811	37,026	1,979	1,975
Loans held-for-investment	2,323,452	2,046,063	1,732,205	1,583,578	1,450,831
ACL on loans (1)	(27,533)	(24,942)	(22,381)	(26,510)	(14,380)
Total assets	2,789,506	2,420,036	2,149,735	1,922,853	1,746,328
Total deposits	2,351,612	2,045,983	1,867,134	1,594,851	1,479,307
Shareholders’ equity	348,872	335,442	256,286	233,788	226,834
Selected income statement data:
Interest income	$151,177	$101,751	$81,472	$79,761	$92,945
Interest expense	62,673	12,119	4,335	13,572	23,911
Net interest income	88,504	89,632	77,137	66,189	69,034
Provision (reversal) for credit losses (1)	(132)	3,602	(4,596)	13,219	4,237
Noninterest income	10,683	14,499	18,434	11,740	11,869
Noninterest expense	56,057	51,126	43,208	41,699	42,315
Income before income taxes	43,262	49,403	56,959	23,011	34,351
Income tax expense	12,557	14,416	16,856	6,836	10,243
Net income	30,705	34,987	40,103	16,175	24,108
Per share data:
Earnings per common share, basic	$2.14	$2.35	$2.66	$1.05	$1.52
Earnings per common share, diluted	2.12	2.31	2.62	1.04	1.49
Book value per common share (2)	24.46	22.94	17.24	15.19	14.44
Tangible common equity per common share (8)	19.62	18.21	17.24	15.19	14.44
Cash dividends declared per common share	0.69	0.60	0.44	0.40	0.25
Outstanding share data:
Number of common shares outstanding	14,260,440	14,625,474	14,865,825	15,385,878	15,707,016
Weighted-average common shares outstanding, basic	14,301,691	14,822,018	15,017,637	15,384,231	15,873,383
Weighted-average common shares outstanding, diluted	14,417,938	15,065,175	15,253,820	15,448,892	16,172,282
Selected performance ratios:
Return on average assets	1.20%	1.54%	1.96%	0.84%	1.40%
Return on average shareholders’ equity	9.02%	11.42%	16.52%	7.08%	10.88%
Return on average tangible common equity (8)	11.31%	13.23%	16.52%	7.08%	10.88%
Dividend payout ratio (3)	32.24%	25.53%	16.54%	38.10%	16.45%
Efficiency ratio (4)	56.52%	49.10%	45.21%	53.51%	52.30%
Yield on average interest-earning assets	6.10%	4.63%	4.05%	4.25%	5.53%
Cost of average interest-bearing liabilities	4.05%	1.08%	0.41%	1.15%	2.09%
Net interest spread	2.05%	3.55%	3.64%	3.10%	3.44%
Net interest margin (5)	3.57%	4.08%	3.83%	3.53%	4.11%
Total loans to total deposits ratio (6)	99.02%	101.12%	94.76%	99.42%	98.21%

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2023	2022	2021	2020	2019
Asset quality:
Loans 30 to 89 days past due and still accruing	$1,428	$134	$554	$338	$1,818
Loans past due 90 days or more and still accruing	—	—	—	—	287
Nonaccrual loans held-for-investment	3,916	3,360	994	3,163	2,537
NPLs held-for-investment	3,916	3,360	994	3,163	2,824
NPLs held-for-sale	—	4,000	—	—	—
Total NPLs	3,916	7,360	994	3,163	2,824
NPAs (7)	6,474	7,360	994	4,564	2,824
Net charge-offs (recoveries)	(1,027)	1,041	(467)	1,089	3,024
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.06%	0.01%	0.03%	0.02%	0.13%
Nonaccrual loans held-for-investment to loans held-for-investment	0.17%	0.16%	0.06%	0.20%	0.17%
Nonaccrual loans held-for-investment to ACL on loans (1)	14.22%	13.47%	4.44%	11.93%	17.64%
NPLs held-for-investment to loans held-for-investment	0.17%	0.16%	0.06%	0.20%	0.19%
NPLs held-for-investment to ACL on loans (1)	14.22%	13.47%	4.44%	11.93%	19.64%
NPAs to total assets	0.23%	0.30%	0.05%	0.24%	0.16%
ACL on loans (1) to loans held-for-investment	1.19%	1.22%	1.29%	1.67%	0.99%
ACL on loans (1) to nonaccrual loans held-for-investment	703.09%	742.32%	2,251.61%	838.13%	566.81%
ACL on loans (1) to NPLs held-for-investment	703.09%	742.32%	2,251.61%	838.13%	509.21%
Net charge-offs (recoveries) to average loans held-for-investment	(0.05)%	0.06%	(0.03)%	0.07%	0.22%
Capital ratios:
Shareholders’ equity to total assets	12.51%	13.86%	11.92%	12.16%	12.99%
Tangible common equity to total assets (8)	10.03%	11.00%	11.92%	12.16%	12.99%
Average equity to average assets	13.35%	13.49%	11.86%	11.94%	12.88%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	12.23%	13.29%	14.79%	15.97%	15.87%
Total capital (to risk-weighted assets)	16.39%	17.83%	16.04%	17.22%	16.90%
Tier 1 capital (to risk-weighted assets)	15.16%	16.62%	14.79%	15.97%	15.87%
Tier 1 capital (to average assets)	13.43%	14.33%	12.11%	11.94%	13.23%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	14.85%	16.30%	14.48%	15.70%	15.68%
Total capital (to risk-weighted assets)	16.07%	17.52%	15.73%	16.95%	16.71%
Tier 1 capital (to risk-weighted assets)	14.85%	16.30%	14.48%	15.70%	15.68%
Tier 1 capital (to average assets)	13.16%	14.05%	11.85%	11.74%	13.06%

(1)    ACL and provision (reversal) for credit losses for the year ended December 31, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310. Provision (reversal) for credit losses on off-balance sheet credit exposures of $85 thousand, $(24) thousand, $(63) thousand and $162 thousand, respectively, for the years ended December 31, 2022, 2021, 2020 and 2019 were recorded in Other Expense on the Consolidated Income Statement.
(2)    Shareholders' equity divided by common shares outstanding.
(3)    Dividends declared per common share divided by basic earnings per common share.
(4)    Noninterest expenses divided by the sum of net interest income and noninterest income.
(5)    Net interest income divided by average total interest-earning assets.
(6)    Total loans include both loans held-for-sale and loans held-for-investment.
(7)    NPAs include total NPLs (nonaccrual loans plus loans past due 90 days or more and still accruing) and other real estate owned.
(8)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.

Executive Summary
Financial Highlights
•Net income was $30.7 million for the year ended December 31, 2023, a decrease of $4.3 million, or 12.2%, from $35.0 million for the year ended December 31, 2022 and a decrease of $9.4 million, or 23.4%, from $40.1 million for the year ended December 31, 2021;
◦Provision (reversal) for credit losses (1) was $(132) thousand, $3.6 million and $(4.6) million for the years ended December 31, 2023, 2022 and 2021, respectively.
◦Diluted earnings per common share was $2.12, $2.31 and $2.62 for the years ended December 31, 2023, 2022 and 2021, respectively.
◦Net interest margin was 3.57%, 4.08% and 3.83% for the years ended December 31, 2023, 2022 and 2021, respectively.
•Total assets were $2.79 billion at December 31, 2023, an increase of $369.5 million, or 15.3%, from $2.42 billion at December 31, 2022;
•Loans held-for-investment were $2.32 billion at December 31, 2023, an increase of $277.4 million, or 13.6%, from $2.05 billion at December 31, 2022;
•Total deposits were $2.35 billion at December 31, 2023, an increase of $305.6 million, or 14.9%, from $2.05 billion at December 31, 2022;
•The Company declared and paid cash dividends of $0.69, $0.60, and $0.44 per common share for the years ended December 31, 2023, 2022 and 2021, respectively; and
•The Company purchased and retired 512,657, 362,557 and 680,269 shares of common stock for the years ended December 31, 2023, 2022 and 2021, respectively.
(1)     Provision (reversal) for credit losses for the year ended December 31, 2023 is presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310. Provision (reversal) for credit losses on off-balance sheet credit exposures of $85 thousand and $(24) thousand, respectively, for the years ended December 31, 2022 and 2021 was recorded in Other Expense on the Consolidated Income Statement.
The decrease in net income for the year ended December 31, 2023 compared with the year ended December 31, 2022 was primarily due to an increase in noninterest expense, decreases in noninterest income and net interest income, partially offset by reversal for credit losses of $132 thousand for the year ended December 31, 2023 compared with provision for credit losses of $3.6 million for the year ended December 31, 2022.
The decrease in net income for the year ended December 31, 2022 compared with the year ended December 31, 2021 was primarily due to an increase in noninterest expense, a decrease in noninterest income and additional provision for loan losses, partially offset by an increase in net interest income.
The increase in total assets for the year ended December 31, 2023 was primarily due to increases in cash and cash equivalents, loans held-for-investment and operating lease assets. The increase in operating lease assets was primarily due to renewal and expansion of the Company’s headquarters and a new location for relocation of a regional office and branches. The Company plans to relocate and consolidate a regional office and two branches into one location in Orange County, California in 2024.
The Company is committed to making corporate decisions that directly benefit its shareholders, and during the year ended December 31, 2023, increased its dividend per common share by $0.09, or 15.0%, to $0.69 from $0.60 for the year ended December 31, 2022. During the year ended December 31, 2023, the Company also repurchased 512,657 shares of common stock, totaling $8.8 million. Overall, the Company returned 61.0% of its earnings to common shareholders through dividends and common share repurchases during the year ended December 31, 2023.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the periods indicated:

	Year Ended December 31,
	2023			2022			2021
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$2,137,851	$136,029	6.36%	$1,872,557	$95,054	5.08%	$1,702,073	$79,155	4.65%
Mortgage-backed securities	98,903	3,001	3.03%	89,066	1,826	2.05%	89,693	989	1.10%
Collateralized mortgage obligation	25,466	1,039	4.08%	23,479	545	2.32%	22,633	221	0.98%
SBA loan pool securities	8,166	325	3.98%	10,309	208	2.02%	10,515	189	1.80%
Municipal securities - tax exempt (2)	3,788	126	3.33%	4,874	140	2.87%	5,755	146	2.54%
Corporate bonds	4,273	188	4.40%	4,810	188	3.91%	1,841	68	3.69%
Interest-bearing deposits in other financial institutions	186,850	9,621	5.15%	184,502	3,212	1.74%	170,814	220	0.13%
FHLB and other bank stock	11,959	848	7.09%	9,703	578	5.96%	8,539	484	5.67%
Total interest-earning assets	2,477,256	151,177	6.10%	2,199,300	101,751	4.63%	2,011,863	81,472	4.05%
Noninterest-earning assets:
Cash and due from banks	21,565			20,735			19,676
ACL on loans	(25,495)			(22,125)			(25,270)
Other assets	76,444			73,951			41,187
Total noninterest-earning assets	72,514			72,561			35,593
Total assets	$2,549,770			$2,271,861			$2,047,456
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$470,750	16,190	3.44%	$504,275	4,970	0.99%	$400,446	1,242	0.31%
Savings	7,499	18	0.24%	14,068	9	0.06%	12,302	6	0.05%
Time deposits	1,059,985	45,957	4.34%	593,106	7,005	1.18%	609,351	2,795	0.46%
Other borrowings	9,192	508	5.53%	6,290	135	2.15%	31,302	292	0.93%
Total interest-bearing liabilities	1,547,426	62,673	4.05%	1,117,739	12,119	1.08%	1,053,401	4,335	0.41%
Noninterest-bearing liabilities:
Demand deposits	629,774			831,621			737,216
Other liabilities	32,061			16,061			14,073
Total noninterest-bearing liabilities	661,835			847,682			751,289
Total liabilities	2,209,261			1,965,421			1,804,690
Shareholders’ equity	340,509			306,440			242,766
Total liabilities and shareholders’ equity	$2,549,770			$2,271,861			$2,047,456
Net interest income		$88,504			$89,632			$77,137
Net interest spread (3)			2.05%			3.55%			3.64%
Net interest margin (4)			3.57%			4.08%			3.83%
Cost of funds (5)			2.88%			0.62%			0.24%
Cost of deposits			2.87%			0.62%			0.23%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $1.1 million, $2.2 million and $6.1 million, respectively, and net accretion of discount on loans of $2.2 million, $3.6 million and $3.5 million, respectively, are included in the interest income for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)    The yield on municipal bonds has not been computed on a tax-equivalent basis.
(3)    Net interest spread is calculated by subtracting average rate on interest-bearing liabilities from average yield on interest-earning assets.
(4)    Net interest margin is calculated by dividing net interest income by average interest-earning assets.
(5)    Cost of funds is calculated by dividing total interest expense by the sum of total interest-bearing liabilities and noninterest-bearing demand deposits.

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

	Year Ended December 31, 2023 vs. 2022			Year Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$13,467	$27,508	$40,975	$7,928	$7,971	$15,899
Investment securities	177	1,595	1,772	26	1,268	1,294
Other interest-earning assets	90	6,589	6,679	58	3,028	3,086
Total interest income	13,734	35,692	49,426	8,012	12,267	20,279
Interest paid on:
Savings, NOW, and money market deposits	(385)	11,614	11,229	319	3,412	3,731
Time deposits	5,514	33,438	38,952	(75)	4,285	4,210
Other borrowings	62	311	373	(233)	76	(157)
Total interest expense	5,191	45,363	50,554	11	7,773	7,784
Change in net interest income	$8,543	$(9,671)	$(1,128)	$8,001	$4,494	$12,495

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Interest income:
Interest and fees on loans	$136,029	$95,054	$40,975	43.1%
Interest on investment securities	4,679	2,907	1,772	61.0%
Interest and dividends on other interest-earning assets	10,469	3,790	6,679	176.2%
Total interest income	151,177	101,751	49,426	48.6%
Interest expense:
Interest on deposits	62,165	11,984	50,181	418.7%
Interest on other borrowings	508	135	373	276.3%
Total interest expense	62,673	12,119	50,554	417.1%
Net interest income	$88,504	$89,632	$(1,128)	(1.3)%

Net interest income decreased primarily due to a 38.4% increase in average balance of interest-bearing liabilities and a 297 basis point increase in average cost of interest-bearing liabilities, partially offset by a 12.6% increase in average balance of interest-earning assets and a 147 basis point increase in average yield on interest-earning assets. The increase in average balance of interest-earning assets was primarily due to growth in loans and investment securities, supported by deposit growth. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to the rising market rates during the year ended December 31, 2023.
Interest and fees on loans increased primarily due to a 14.2% increase in average balance and a 128 basis point increase in average yield. The increase in average balance was primarily due to an increase in commercial real estate, commercial and industrial, and residential mortgage loans, partially offset by a decrease in other consumer loans. The increase in average yield was primarily due to the rising market rates, partially offset by a decrease in net amortization of deferred fees on SBA PPP loans.
Interest on investment securities increased primarily due to a 114 basis point increase in average yield and a 6.1% increase in average balance. The increase in average yield was primarily due to new investment securities purchased at higher market rates and a decrease in net amortization. The Company purchased $17.3 million and $57.4 million, respectively, of investment securities during the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, average yield on total investment securities was 3.33% and 2.19%, respectively.

Interest income on other interest-earning assets increased primarily due to a 332 basis point increase in average yield and a 2.4% increase in average balance. The increase in average yield was primarily due to the rising market rates and an increase in dividend on Federal Home Loan Bank stock. The increase in average balance was primarily due to an increase in average balance of deposits, partially offset by an increase in loans. For the years ended December 31, 2023 and 2022, yield on total other interest-earning assets was 5.27% and 1.95%, respectively.
Interest expense on deposits increased primarily due to a 38.4% increase in average balance of interest-bearing deposits and a 296 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to an increase in time deposits, partially offset by decreases in savings, NOW and money market accounts. The increase in average cost was primarily due to the rising market rates. For the years ended December 31, 2023 and 2022, average cost on total interest-bearing deposits was 4.04% and 1.08%, respectively.
Interest expense on other borrowings increased primarily due to a 46.1% increase in average balance and a 338 basis point increase in average cost. The increase in average cost was primarily due to the rising market rates.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2022	2021
Interest income:
Interest and fees on loans	$95,054	$79,155	$15,899	20.1%
Interest on investment securities	2,907	1,613	1,294	80.2%
Interest and dividends on other interest-earning assets	3,790	704	3,086	438.4%
Total interest income	101,751	81,472	20,279	24.9%
Interest expense:
Interest on deposits	11,984	4,043	7,941	196.4%
Interest on borrowings	135	292	(157)	(53.8)%
Total interest expense	12,119	4,335	7,784	179.6%
Net interest income	$89,632	$77,137	$12,495	16.2%

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
Interest and fees on loans increased primarily due to a 10.0% increase in average balance and a 43 basis point increase in average yield. The increase in average balance was primarily due to an increase in commercial real estate and residential mortgage loans, and commercial lines of credit, partially offset by a decrease in commercial term loans. The increase in average yield was primarily due to the rising market rates, partially offset by a decrease in net amortization of deferred fees on SBA PPP loans.
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
Provision (reversal) for Credit Losses
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Provision (reversal) for credit losses on loans	$497	$3,602	$(4,596)
Provision (reversal) for credit losses on off-balance sheet credit exposure (1)	(629)	85	(24)
Total provision (reversal) for credit losses	$(132)	$3,687	$(4,620)

(1)Provision (reversal) for credit losses on off-balance sheet credit exposures for the years ended December, 2022 and 2021 was recorded in Other Expense on the Consolidated Income Statement.
Provision for credit losses on loans for the year ended December 31, 2023 was primarily due to increases in loans held-for-investment and reserve related to qualitative adjustment factors, partially offset by a decrease in quantitatively measured loss reserve requirement. See further discussion in “Allowance for Credit Losses.”
Noninterest Income
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Service charges and fees on deposits	$1,475	$1,326	$149	11.2%
Loan servicing income	3,330	2,969	361	12.2%
Bank-owned life insurance income	753	706	47	6.7%
Gain on sale of loans	3,570	7,990	(4,420)	(55.3)%
Other income	1,555	1,508	47	3.1%
Total noninterest income	$10,683	$14,499	$(3,816)	(26.3)%

Service charges and fees on deposits increased primarily due to an increase in fee-based transactions.
Loan servicing income represents fees received on loans that the Company services, net of amortization of servicing assets. The increase was primarily due to an increase in servicing income received and a decrease in amortization of servicing assets from lower prepayments of loans being serviced.
Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans decreased primarily due to decreases in sales volume and gain margin. The Company sold SBA loans of $82.3 million with a gain of $3.6 million during the year ended December 31, 2023. During the year ended December 31, 2022, SBA loans of $122.9 million with a gain of $8.0 million and residential mortgage loans of $858 thousand with a gain of $8 thousand.
Other income included wire and remittance fees of $625 thousand and $643 thousand, respectively, and debit card interchange fees of $339 thousand and $335 thousand, respectively, for the years ended December 31, 2023 and 2022.

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
Gain on sale of loans decreased primarily due to decreases in sales volume and gain margin. During the year ended December 31, 2021, SBA guaranteed portion was temporarily increased until September 30, 2021 under the Economic Aid Act, which resulted in a higher gain margin on sold SBA loans. The Company sold SBA loans of $122.9 million with a gain of $8.0 million and residential mortgage loans of $858 thousand with a gain of $8 thousand during the year ended December 31, 2022. During the year ended December 31, 2021, the Company sold SBA loans of $126.8 million with a gain of $12.8 million and residential mortgage loans of $10.4 million with a gain of $151 thousand and certain commercial property loans of $8.6 million with a gain of $6 thousand.
Other income included wire and remittance fees of $643 thousand and $596 thousand, respectively, and debit card interchange fees of $335 thousand and $306 thousand, respectively, for the years ended December 31, 2022 and 2021.

Noninterest Expense
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Salaries and employee benefits	$34,572	$33,056	$1,516	4.6%
Occupancy and equipment	7,924	6,481	1,443	22.3%
Professional fees	3,087	2,239	848	37.9%
Marketing and business promotion	2,327	2,150	177	8.2%
Data processing	1,552	1,706	(154)	(9.0)%
Director fees and expenses	756	706	50	7.1%
Regulatory assessments	1,103	597	506	84.8%
Other expenses	4,736	4,191	545	13.0%
Total noninterest expense	$56,057	$51,126	$4,931	9.6%

Salaries and employee benefits increased primarily due to increases in wages and other employee benefits, partially offset by decreases in bonus and vacation accruals, and incentives tied to LPO originated SBA loan sales and loan origination cost, which offsets the recognition of salaries. The number of full-time equivalent employees averaged 272.5 for the year ended December 31, 2023 compared to 268.3 for the year ended December 31, 2022.
Occupancy and equipment expense increased primarily due to an expansion of headquarters location and relocations of a regional office and branches, as well as three new branch openings during the second half of 2022. The Company plans to relocate a regional office and consolidate two branches into one location in Orange County, California in 2024. The Company opened three new branches in Dallas and Carrollton, Texas, and Palisades Park, New Jersey during the second half of 2022.
Professional fees increased primarily due to increases in consulting and internal audit fees for enhancing internal controls and process, and professional fees related to a planned core system conversion.
Marketing and business promotion expense increased primarily due to increased marketing activities and advertisement, as well as the Company’s 20th anniversary celebration during the year ended December 31, 2023.
Data processing expense decreased primarily due to a decrease in processing costs from a decrease in transaction accounts.
Director fees and expenses increased primarily due to additional expenses related to stock options issued to directors during the year ended December 31, 2023.
Regulatory assessment expense increased primarily due to increases in FDIC assessment rates and balance sheet. The FDIC increased the initial base deposit insurance assessment rate schedules by two basis points beginning in the first quarterly assessment period of 2023.
Other expense included other loan related legal expenses of $534 thousand and $389 thousand, respectively, armed guard expense of $798 thousand and $656 thousand, respectively, office expenses of $2.2 million and $1.9 million, respectively, and provision for off-balance sheet credit exposures was $85 thousand for the year ended December 31, 2022.

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
Occupancy and equipment expense increased primarily due to new branch openings. The Company opened three new branches in Dallas and Carrollton, Texas, and Palisades Park, New Jersey during the year ended December 31, 2022.
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
Other expense included other loan related legal expenses of $389 thousand and $302 thousand, respectively, armed guard expense of $656 thousand and $546 thousand, respectively, office expenses of $1.9 million and $1.4 million, respectively, and provision (reversal) for off-balance sheet credit exposures was $85 thousand and $(24) thousand, respectively, for the years ended December 31, 2022 and 2021.
Income Tax Expense
Income tax expense was $12.6 million, $14.4 million and $16.9 million, respectively, and the effective tax rate was 29.0%, 29.2% and 29.6%, respectively, for the years ended December 31, 2023, 2022 and 2021.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	December 31,
	2023			2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$114,485	$104,091	$(10,394)	$109,497	$96,900	$(12,597)
Collateralized mortgage obligations	25,611	24,173	(1,438)	28,515	26,956	(1,559)
SBA loan pool securities	7,773	7,450	(323)	9,704	9,298	(406)
Municipal bonds	3,306	3,329	23	4,262	4,186	(76)
Corporate bonds	5,000	4,280	(720)	5,000	4,523	(477)
Total securities available-for-sale	$156,175	$143,323	$(12,852)	$156,978	$141,863	$(15,115)

Total carrying value of investment securities were $143.3 million at December 31, 2023, an increase of $1.5 million, or 1.0%, from $141.9 million at December 31, 2022. The increase was primarily due to purchases of $17.3 million and an increase in fair value of securities available-for-sale of $2.3 million, partially offset by principal paydowns and calls of $17.9 million, and net premium amortization of $209 thousand.
As of December 31, 2023, 94.7%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of December 31, 2023.
As of December 31, 2023, the Company recorded no ACL on securities available-for-sale.

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

	December 31, 2023
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$6	1.24%	$1,848	1.32%	$5,903	2.00%	$106,728	3.00%	$114,485	2.92%
Collateralized mortgage obligations	—	—%	1,876	4.29%	5,513	6.01%	18,222	3.38%	25,611	4.01%
SBA loan pool securities	—	—%	723	4.71%	2,829	3.60%	4,221	4.05%	7,773	3.95%
Municipal bonds	864	3.26%	82	2.98%	724	3.51%	1,636	3.54%	3,306	3.44%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$870	3.25%	$4,529	3.12%	$19,969	3.83%	$130,807	3.09%	$156,175	3.19%

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
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31, 2023		January 1, 2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$855,270	36.8%	$772,020	37.8%
Business property	558,772	24.0%	526,513	25.7%
Multifamily	132,500	5.7%	124,751	6.1%
Construction	24,843	1.1%	17,054	0.8%
Total commercial real estate	1,571,385	67.6%	1,440,338	70.4%
Commercial and industrial	342,002	14.7%	249,250	12.2%
Consumer:
Residential mortgage	389,420	16.8%	333,726	16.3%
Other consumer	20,645	0.9%	22,749	1.1%
Total consumer	410,065	17.7%	356,475	17.4%
Loans held-for-investment	$2,323,452	100.0%	$2,046,063	100.0%
ACL on loans	(27,533)		(26,009)
Net loans held-for-investment	$2,295,919		$2,020,054

The following table presents the composition of the Company’s loans held-for-investment by legacy loan segments as of the dates indicated:

	December 31,
	2022		2021		2020		2019
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,288,392	63.0%	$1,105,843	63.9%	$880,736	55.5%	$803,014	55.4%
Residential property	333,726	16.3%	209,485	12.1%	198,431	12.5%	235,046	16.3%
SBA property	134,892	6.6%	129,661	7.5%	126,570	8.0%	129,837	8.9%
Construction	17,054	0.8%	8,252	0.5%	15,199	1.0%	19,164	1.3%
Total real estate loans	1,774,064	86.7%	1,453,241	84.0%	1,220,936	77.0%	1,187,061	81.9%
Commercial and industrial loans:
Commercial term	77,700	3.8%	73,438	4.2%	87,250	5.5%	103,380	7.1%
Commercial lines of credit	154,142	7.5%	100,936	5.8%	96,087	6.1%	111,768	7.7%
SBA commercial term	16,211	0.8%	17,640	1.0%	21,878	1.4%	25,332	1.7%
SBA PPP	1,197	0.1%	65,329	3.8%	135,654	8.6%	—	—%
Total commercial and industrial loans	249,250	12.2%	257,343	14.8%	340,869	21.6%	240,480	16.5%
Other consumer loans	22,749	1.1%	21,621	1.2%	21,773	1.4%	23,290	1.6%
Loans held-for-investment	2,046,063	100.0%	1,732,205	100.0%	1,583,578	100.0%	1,450,831	100.0%
Allowance for loan losses	(24,942)		(22,381)		(26,510)		(14,380)
Net loans held-for-investment	$2,021,121		$1,709,824		$1,557,068		$1,436,451

Loans held-for-investment were $2.32 billion at December 31, 2023, an increase of $277.4 million, or 13.6%, from $2.05 billion at December 31, 2022. The increase was primarily due to new funding and advances of $1.19 billion and purchases of residential mortgage loans of $15.7 million, partially offset by paydowns and payoffs of $923.0 million, a loan transferred to OREO of $593 thousand and charge-offs of $132 thousand.

The following table shows the contractual maturities of loans held-for-investment and the distribution between fixed and floating interest rate loans at the date indicated:

	December 31, 2023
($ in thousands)	Within One Year	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Commercial real estate:
Commercial property	$147,146	$470,578	$212,093	$25,453	$855,270
Business property	52,785	268,077	143,643	94,267	558,772
Multifamily	6,076	93,312	33,112	—	132,500
Construction	24,843	—	—	—	24,843
Total commercial real estate	230,850	831,967	388,848	119,720	1,571,385
Commercial and industrial	206,366	79,488	56,148	—	342,002
Consumer:
Residential mortgage	—	—	—	389,420	389,420
Other consumer	3,906	16,093	646	—	20,645
Total consumer	3,906	16,093	646	389,420	410,065
Loans held-for-investment	$441,122	$927,548	$445,642	$509,140	$2,323,452
Loans with variable (floating) interest rates	$329,008	$297,638	$133,539	$165,099	$925,284
Loans with adjustable (fixed to floating) interest rates	—	267,638	303,061	335,674	906,373
Loans with predetermined (fixed) interest rates	112,114	362,272	9,042	8,367	491,795
Total	$441,122	$927,548	$445,642	$509,140	$2,323,452

The following table reflects the allocation of the ACL on loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2023		January 1, 2023
($ in thousands)	ACL on Loans	Percentage of Loans to Total Loans	ACL on Loans	Percentage of Loans to Total Loans
Commercial real estate:
Commercial property	$12,665	36.8%	$6,740	37.8%
Business property	4,739	24.0%	6,645	25.7%
Multifamily	1,441	5.7%	1,390	6.1%
Construction	135	1.1%	151	0.8%
Total commercial real estate	18,980	67.6%	14,926	70.4%
Commercial and industrial	6,245	14.7%	9,846	12.2%
Consumer:
Residential mortgage	2,226	16.8%	1,157	16.3%
Other consumer	82	0.9%	80	1.1%
Total consumer	2,308	17.7%	1,237	17.4%
Total	$27,533	100.0%	$26,009	100.0%
ACL on loans to loans held-for-investment	1.19%		1.27%

The following table reflects the allocation of the allowance for loan losses by legacy loan segments and the ratio of each legacy loan category to total loans as of the dates indicated:

	December 31,
	2022		2021		2020		2019
($ in thousands)	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans
Real estate loans:
Commercial property	$14,059	63.0%	$13,586	63.9%	$13,810	55.5%	$6,942	55.4%
Residential property	3,691	16.3%	1,869	12.1%	2,680	12.5%	1,167	16.3%
SBA property	1,326	6.6%	1,253	7.5%	2,179	8.0%	1,446	8.9%
Construction	151	0.8%	89	0.5%	225	1.0%	299	1.3%
Total real estate loans	19,227	86.7%	16,797	84.0%	18,894	77.0%	9,854	81.9%
Commercial and industrial loans:
Commercial term	2,100	3.8%	2,715	4.2%	4,090	5.5%	1,848	7.1%
Commercial lines of credit	3,036	7.5%	2,071	5.8%	2,359	6.1%	1,805	7.7%
SBA commercial term	366	0.8%	524	1.0%	773	1.4%	701	1.7%
SBA PPP	—	0.1%	—	3.8%	—	8.6%	—	—%
Total commercial and industrial loans	5,502	12.2%	5,310	14.8%	7,222	21.6%	4,354	16.5%
Other consumer loans	213	1.1%	274	1.2%	394	1.4%	172	1.6%
Total	$24,942	100.0%	$22,381	100.0%	$26,510	100.0%	$14,380	100.0%
Allowance for loan losses to loans held-for-investment	1.22%		1.29%		1.67%		0.99%

The following table presents activities in ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021	2020	2019
ACL on loans
Balance at beginning of period	$24,942	$22,381	$26,510	$14,380	$13,167
Impact of ASC 326 adoption	1,067	—	—	—	—
Charge-offs	(132)	(1,199)	(227)	(1,529)	(3,579)
Recoveries	1,159	158	694	440	555
Provision (reversal) for credit losses on loans	497	3,602	(4,596)	13,219	4,237
Balance at end of period	$27,533	$24,942	$22,381	$26,510	$14,380
ACL on off-balance sheet credit exposures
Balance at beginning of period	$299	$214	$238	$301	$139
Impact of ASC 326 adoption	1,607	—		—	—
Provision (reversal) for credit losses on off-balance sheet credit exposure (1)	(629)	85	(24)	(63)	162
Balance at end of period	$1,277	$299	$214	$238	$301

(1)     Provision (reversal) for credit losses on off-balance sheet credit exposures for the years ended December 31, 2022, 2021, 2020 and 2019 was recorded in Other Expense on the Consolidated Income Statement.
ASC 326 adoption required additional ACL on both loans and off-balance sheet credit exposures primarily due to an increase in the quantitatively measured ACL under ASC 326 because the incurred loss model under the legacy ASC 450 and ASC 310 measures inherent losses in the loan portfolio on a 1-year loss horizon basis, while ASC 326 measures losses on “prepayment adjusted life of the loans” basis. In addition, historical loss rates used in legacy incurred loss model were low due to the Company’s low loss rates in recent years, while the Company also leverages peer group loss information under ASC 326.
The increase in ACL for the year ended December 31, 2023 was primarily due to increases in loans held-for-investment and reserve related to qualitative adjustment factors, partially offset by a decrease in quantitatively measured loss reserve requirement. The decrease in the quantitatively measured loss reserve requirement was primarily due to the improved economic forecasts by the FOMC. The projected 2023 year-end national unemployment rate improved from 4.6% in the December 2022 FOMC meeting to 4.1% in the December 2023 meeting. The projected year-over-year change in real GDP improved from 0.5% in the December 2022 meeting to 1.4% in the December 2023 meeting. These improved macroeconomic projections resulted in the decreases of PD and LGD rates across majority of the loan segments leading to lower overall expected loss measurements. Management believes that the projections used are reasonable and aligns with the Company’s expectation of the economic environment over the next 4 quarters.
The following table present net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories for the period indicated:

	Year Ended December 31, 2023
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$794,642	$—	—%
Business property	537,044	(5)	-0.01%
Multifamily	127,338	—	—%
Construction	18,565	—	—%
Total commercial real estate	1,477,589	(5)	-0.01%
Commercial and industrial	263,447	(1,062)	-0.40%
Consumer:
Residential mortgage	358,303	—	—%
Other consumer	21,602	40	0.19%
Total consumer	379,905	40	0.01%
Total loans held-for-investment	$2,120,941	$(1,027)	-0.05%

The following tables present net charge-offs as a percentage to the average loan held for investment balances in each of the legacy loan categories for the periods indicated:

	For the Year Ended December 31,
	2022			2021
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,201,405	$—	—%	$983,129	$—	—%
Residential property	261,576	—	—%	197,741	—	—%
SBA property	115,488	—	—%	125,051	(39)	(0.03)%
Construction	12,202	—	—%	12,715	—	—%
Total real estate loans	1,590,671	—	—%	1,318,636	(39)	(0.01)%
Commercial and industrial loans:
Commercial term	74,934	(8)	(0.01)%	77,383	(200)	(0.26)%
Commercial lines of credit	111,864	1,063	0.95%	92,874	(146)	(0.16)%
SBA commercial term	16,262	(21)	(0.13)%	19,390	(104)	(0.54)%
SBA PPP	13,732	—	—%	150,043	—	—%
Total commercial and industrial loans	216,792	1,034	0.48%	339,690	(450)	(0.13)%
Other consumer loans	21,991	7	0.03%	21,101	22	0.10%
Total loans held-for-investment	$1,829,454	$1,041	0.06%	$1,679,427	$(467)	(0.03)%

	For the Year Ended December 31,
	2020			2019
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$826,288	$—	—%	$744,513	$—	—%
Residential property	221,296	—	—%	237,825	—	—%
SBA property	124,996	117	0.09%	125,785	25	0.02%
Construction	20,285	—	—%	22,384	—	—%
Total real estate loans	1,192,865	117	0.01%	1,130,507	25	0.01%
Commercial and industrial loans:
Commercial term	97,247	(96)	(0.10)%	104,427	179	0.17%
Commercial lines of credit	100,154	709	0.71%	93,344	2,597	2.78%
SBA commercial term	23,868	255	1.07%	25,911	196	0.76%
SBA PPP	92,818	—	—%	—	—	—%
Total commercial and industrial loans	314,087	868	0.28%	223,682	2,972	1.33%
Other consumer loans	22,033	104	0.47%	22,884	27	0.12%
Total loans held-for-investment	$1,528,985	$1,089	0.07%	$1,377,073	$3,024	0.22%

Loans 30 to 89 Days Past Due and Still Accruing
The following table presents a summary of loans 30 to 89 days past due and still accruing as of the dates indicated:

	December 31,
($ in thousands)	2023	2022	2021	2020	2019
Commercial real estate:
SBA property (1)	$—	$—	$—	$—	$794
Business property	560	N/A	N/A	N/A	N/A
Total commercial real estate	560	—	—	—	794
Commercial and industrial	217	—	—	—	189
Consumer:
Residential mortgage	604	—	461	182	697
Other consumer	47	134	93	156	138
Total consumer	651	134	554	338	835
Total	$1,428	$134	$554	$338	$1,818

(1) Under the legacy loan segments.
Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total NPLs and NPAs as of the dates indicated:

	December 31,
($ in thousands)	2023	2022	2021	2020	2019
Nonaccrual loans held-for-investment:
Commercial real estate:
Commercial property (1)	N/A	$2,400	$—	$524	$—
SBA property (1)	N/A	585	746	885	442
Commercial property	$958	N/A	N/A	N/A	N/A
Business property	2,865	N/A	N/A	N/A	N/A
Total commercial real estate	3,823	2,985	746	1,409	442
Commercial and industrial	68	—	213	1,499	2,047
Consumer:
Residential property	—	372	—	189	—
Other consumer	25	3	35	66	48
Total consumer	25	375	35	255	48
Total nonaccrual loans held-for-investment	3,916	3,360	994	3,163	2,537
Loans past due 90 days or more still on accrual	—	—	—	—	287
NPLs held-for-investment	3,916	3,360	994	3,163	2,824
NPLs held-for-sale	—	4,000	—	—	—
Total NPLs	3,916	7,360	994	3,163	2,824
Other real estate owned	2,558	—	—	1,401	—
NPAs	$6,474	$7,360	$994	$4,564	$2,824

Nonaccrual loans held-for-investment to loans held-for-investment	0.17%	0.16%	0.06%	0.20%	0.17%
NPLs held-for-investment to loans held-for-investment	0.17%	0.16%	0.06%	0.20%	0.19%
NPAs to total assets	0.23%	0.30%	0.05%	0.24%	0.16%
ACL on loans to:
Nonaccrual loans held-for-investment	703.09%	742.32%	2,251.61%	838.13%	566.81%
NPLs held-for-investment	703.09%	742.32%	2,251.61%	838.13%	509.21%

(1) Under the legacy loan segments
Total nonaccrual loans held-for-investment were $3.9 million at December 31, 2023, an increase of $556 thousand, or 16.5%, from $3.4 million at December 31, 2022. The increase was primarily due to loans placed on nonaccrual status during the year ended December 31, 2023 of $2.5 million, partially offset by payoffs and paydowns of $1.3 million, a loan transferred to OREO of $593 thousand and charge-offs of $45 thousand.

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
Additional income of approximately $356 thousand would have been recorded during the year ended December 31, 2023, had these loans been paid in accordance with their original terms throughout the periods indicated.
CRE Concentration
The Bank has policies and procedures in place to monitor compliance with the CRE Concentration Guidance. The Bank has set targets for CRE concentration limits as a percentage of total capital in accordance with interagency guidelines and actively manages the Bank’s exposure to CRE lending. The Bank’s construction and land development loans remain a small portion of the loan portfolio and as a percentage of total capital (as defined by the federal bank regulators) were 7.4% and 6.2%, respectively, at December 31, 2023 and 2022. As of December 31, 2023, using regulatory definitions in the CRE Concentration Guidance, CRE loans represented 280.7% of total risk-based capital, as compared to 253.9%, 269.8%, 256.1% and 243.6% as of December 31, 2022, 2021, 2020 and 2019, respectively.
The management believes that the Bank has a robust risk management framework in place for CRE concentration issues including board approved CRE concentration contingency plans. The CRE concentration contingency plan contains overview of the Bank’s strategies to mitigate and manage the concentration risks including the plans to maintain stable capital levels, having access to additional capital, maintaining adequate amount of ACL, potentially implementing more conservative growth/lending strategies if necessary, maintaining liquidity within the CRE portfolio, and strengthening the loan workout infrastructure.
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
The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2023	2022	2021	2020	2019
Commercial real estate:
SBA property (1)	N/A	$16,473	$33,603	$1,411	$150
Business property	$2,802	N/A	N/A	N/A	N/A
Total commercial real estate	2,802	16,473	33,603	1,411	150
Commercial and industrial	2,353	6,338	3,423	268	1,065
Consumer:
Residential mortgage	—	—	—	300	760
Total consumer	—	—	—	300	760
Loans held-for-sale	$5,155	$22,811	$37,026	$1,979	$1,975

(1) Under the legacy loan segments
Loans held-for-sale were $5.2 million at December 31, 2023, a decrease of $17.7 million, or 77.4%, from $22.8 million at December 31, 2022. The decrease was primarily due to sales of $82.3 million and pay-downs and pay-offs of $4.4 million, partially offset by originations of $69.0 million.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposit as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Noninterest-bearing demand deposits	$594,673	$734,989	$(140,316)	(19.1)%
Interest-bearing deposits:
Savings	6,846	8,579	(1,733)	(20.2)%
NOW	16,825	11,405	5,420	47.5%
Retail money market accounts	397,531	494,749	(97,218)	(19.6)%
Brokered money market accounts	1	8	(7)	(87.5)%
Retail time deposits of:
$250,000 or less	456,293	295,354	160,939	54.5%
More than $250,000	515,702	353,876	161,826	45.7%
Brokered time deposits	303,741	87,023	216,718	249.0%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	1,756,939	1,310,994	445,945	34.0%
Total deposits	$2,351,612	$2,045,983	$305,629	14.9%

Total deposits not covered by deposit insurance	$954,591	$1,062,111	$(107,520)	(10.1)%
Time deposits not covered by deposit insurance	$408,637	$293,951	$114,686	39.0%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to interest-bearing deposits attributable to the rising market rates. To remain competitive in this rising interest rate environment, the Bank started to offer higher rates on deposit products to retain and attract new customers.
The increase in retail time deposits was primarily due to new accounts of $657.0 million, renewals of the matured accounts of $555.3 million and balance increases of $26.7 million, partially offset by matured and closed accounts of $916.2 million.
As of December 31, 2023 and 2022, total deposits were comprised of 25.3% and 35.9%, respectively, of noninterest-bearing demand accounts, 17.9% and 25.2%, respectively, of savings, NOW and money market accounts and 56.8% and 38.9%, respectively, of time deposits.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
December 31, 2023
Time deposits of $250,000 or less	$316,356	$165,091	$276,145	$2,442	$760,034
Time deposits of more than $250,000	207,539	140,583	224,557	3,023	575,702
Total	$523,895	$305,674	$500,702	$5,465	$1,335,736
Not covered by deposit insurance	$147,680	$107,482	$151,070	$2,405	$408,637
December 31, 2022
Time deposits of $250,000 or less	$71,740	$71,808	$229,127	$9,702	$382,377
Time deposits of more than $250,000	137,312	35,812	239,257	1,495	413,876
Total	$209,052	$107,620	$468,384	$11,197	$796,253
Not covered by deposit insurance	$112,437	$26,749	$153,209	$1,556	$293,951

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $348.9 million at December 31, 2023, an increase of $13.4 million, or 4.0%, from $335.4 million at December 31, 2022. The increase was primarily due to the net income of $30.7 million, a decrease in other comprehensive loss from the fair value change in securities available-for-sale of $1.6 million and stock options exercised of $488 thousand, partially offset by repurchase of common stock of $8.8 million, cash dividends declared on common stock of $9.9 million, and cumulative effect adjustment upon adoption of ASC 326 of $1.9 million.
Regulatory Capital Requirements
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective as of the dates indicated. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital consolidated minimums.

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2023
Common tier 1 capital (to risk-weighted assets)	12.23%	14.85%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.39%	16.07%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.16%	14.85%	6.0%	8.0%
Tier 1 capital (to average assets)	13.43%	13.16%	4.0%	5.0%
December 31, 2022
Common tier 1 capital (to risk-weighted assets)	13.29%	16.30%	4.5%	6.5%
Total capital (to risk-weighted assets)	17.83%	17.52%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	16.62%	16.30%	6.0%	8.0%
Tier 1 capital (to average assets)	14.33%	14.05%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 7.73% and 8.07%, respectively, as of December 31, 2023, and 8.79% and 9.52%, respectively, as of December 31, 2022.
Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference of $1,000 per share (“Series C Preferred Stock”) for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment is treated as tier 1 capital for regulatory capital purposes.
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

Stock Repurchases
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022. As of December 31, 2023, the Company is authorized to purchase 592,724 additional shares under the 2023 stock repurchase program, which expires on August 2, 2024. For information regarding shares purchased during the three months ended December 31, 2023, please see “Item 5. - Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
During the year ended December 31, 2022, the Company repurchased and retired 362,557 shares of common stock at a weighted-average price of $18.57 per share.
From January 1, 2019 through December 31, 2023, the Company has repurchased and retired at total of 2,380,672 shares of common stock at a weighted-average price of $16.55 per share under several stock repurchase programs.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Cash and cash equivalents	$242,342	$147,031	$95,311	64.8%
Cash and cash equivalents to total assets	8.7%	6.1%
Available borrowing capacity:
FHLB advances	602,976	$561,745	41,231	7.3%
Federal Reserve Discount Window	$528,893	23,902	504,991	2,112.8%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$1,196,869	$650,647	$546,222	84.0%
Total available borrowing capacity to total assets	42.9%	26.9%

During the year ended December 31, 2023, the Company increased cash and cash equivalents by $95.3 million, or 64.8%, to $242.3 million and available borrowing capacity by $546.2 million, or 84.0%, to $1.20 billion. As of December 31, 2023, the Company's cash and cash equivalents and available borrowing capacity cover approximately 151.9% of deposits not covered by deposit insurance compared to 75.1% at December 31, 2022. During the year ended December 31, 2023, the Company updated its application in the Borrower-in Custody Program with Federal Reserve that provides additional borrowing capacity.
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

	December 31,
	2023		2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,808	$347,652	$3,117	$251,178
Unfunded loan commitments	4,020	47,038	692	38,486
Standby letters of credit	4,638	1,786	2,989	1,901
Commercial letters of credit	—	160	—	502
Total	$11,466	$396,636	$6,798	$292,067

The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million. As of December 31, 2023 and 2022, the Company maintained an ACL on off-balance sheet credit exposures of $1.3 million and $299 thousand in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2023
Time deposits	$1,330,271	$5,279	$186	$—	$1,335,736
FHLB advances	39,000	—	—	—	39,000
Operating leases	3,385	6,233	4,959	10,695	25,272
Total	$1,372,656	$11,512	$5,145	$10,695	$1,400,008
December 31, 2022
Time deposits	$785,056	$11,046	$151	$—	$796,253
FHLB advances	20,000	—	—	—	20,000
Operating leases	2,718	2,484	1,282	845	7,329
Total	$807,774	$13,530	$1,433	$845	$823,582

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
Overview
Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).
The Company’s Board ALCO establishes broad policy limits with respect to interest rate risk. The Board ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, The Company seeks to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. The Board ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits. The Company also has a Management ALCO, which is comprised of the senior management team and the Chief Executive Officer, to proactively monitor interest rate risk.
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
Simulation results are highly dependent on input assumptions. To the extent the actual behavior is different from the assumption used in the models, there could be material changes in results. The assumptions applied in the model are documented, supported, and periodically back-tested to assess the reasonableness and effectiveness. The Company makes appropriate changes to the model as needed and these changes are reviewed by ALCOs. The Company also continuously validates the model, methodology and results. Scenario results do not reflect strategies that the management could employ to limit the impact of changing interest rate expectations.
As part of the Company’s continuous evaluation and periodic enhancements to its NII and EVE calculations, the Company updated its model in the third quarter of 2023 to incorporate deposit repricing assumptions impacting both consumer and wholesale deposits, deposit behavior assumption related to its non-maturity deposits, and prepayment assumptions related to its loan portfolio. The model change incorporated observed pricing and customer behavior in both rising and falling interest rate environments.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	December 31,
	2023		2022
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	7.0%	(6.8)%	6.9%	(0.5)%
+100	3.6%	(3.1)%	3.6%	0.3%
-100	(4.3)%	1.8%	(4.6)%	(1.5)%
-200	(9.4)%	—%	(10.3)%	(5.8)%

On January 31, 2024, the FOMC kept the upper range of the Fed Funds Target Rate at 5.50% unchanged, a level which the Committee has maintained since July 26, 2023. In the accompanying statement, the Committee added that “In considering any adjustments to the target range for the Federal Funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent.” The Federal Reserve noted that it remains highly attentive to inflation risk.
As of December 31, 2023, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slightly liability sensitive profile due to the continuing deposit mix shift from non-maturity deposits to time deposits. The model result is highly sensitive to deposit behaviors as well as loan prepayment assumptions. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual result may vary from the Company’s EVE sensitivity results.

Item 8. Financial Statements

PCB Bancorp and Subsidiary

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of PCB Bancorp
Los Angeles, California
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PCB Bancorp and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Notes 1 and 4 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codifications No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance and Provision for Credit Losses – Loans Carried at Amortized Cost
As described in Notes 1 and 4 to the financial statements and the explanatory paragraph above, on January 1, 2023 (“adoption date”), the Company adopted ASU 2016-13, Financial instruments – Credit Losses (Topic 326), under a modified retrospective approach, which required the Company to estimate expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. As of the adoption date, the Company reported a $26.0 million allowance for credit losses (“ACL”) under the CECL methodology on its loans carried at amortized cost. Upon adoption, the Company recorded a $2.7 million increase to the ACL, of which $1.1 million related to the ACL on loans. After adjusting for the net tax impact, a $1.9 million decrease was recorded in retained earnings through a cumulative-effect adjustment, of which approximately $0.8 million related to the ACL on loans.
The ACL on loans under the CECL methodology was a significant estimate recorded within the Company’s financial statements with a reported balance of $26.0 million and $27.5 million as of the adoption date and December 31, 2023, respectively, on amortized loans of $2.0 billion and $2.3 billion, respectively.
The Company’s discounted cash flow (“DCF”) methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach. PD and LGD assumptions are adjusted using economic forecast scenarios to calculate expected future credit losses over a one-year time horizon before reverting over one year to historical long-term average loss rates. Management utilizes past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company to estimate the PD and LGD assumptions. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios, as well as determining the appropriate length of the forecast horizon. The Company utilizes the forecasted national unemployment and year-over-year change in national gross domestic product rates provided by the Federal Open Market Committee.
The Company adjusts the modeled ACL with internal and external qualitative factors not inherently considered in the quantitative component of the methodology. For each segment of loans collectively evaluated, a hypothetical worst-case scenario loss rate is calculated which is then used as the high watermark for the qualitative factors. The net difference between the worst-case scenario loss rate and the current period’s quantitative reserve rate is the maximum available qualitative reserve for a given segment. The required reserve for each segment is then determined based on the weighting of the qualitative category and the assignment of risk status rating for each qualitative category.
The audit procedures over the modeling techniques and assumptions selected by management and the qualitative factor methodology have been identified as a critical audit matter due to the high degree of auditor judgment and use of more experienced audit personnel and valuation specialists in procedures over the modeling techniques and assumptions. The development of the Company’s qualitative factor methodology involved significant management judgment and assumptions, which in turn involved a high degree of auditor judgment and significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over the estimate of the allowance for credit losses on loans, including controls addressing:
◦The appropriate application of management’s established methodology in accordance with generally accepted accounting principles;
◦The reasonableness of establishment of management’s qualitative factor methodology;
◦The reasonableness of management's judgments over qualitative factors;
◦Management's model validation, including an evaluation of the conceptual soundness of the ACL framework and significant management judgments and assumptions;
◦Management's review of the reasonableness and sensitivity of significant judgments and assumptions; and
◦Management's review of the directional consistency of judgments and assumptions with modeled or estimate results.
•Substantively testing management's process, including evaluating their judgments and assumptions, for developing the estimate of the allowance of credit losses on loans which included:
◦Evaluating and testing of management’s methodology and conceptual soundness of the DCF model, including the use of valuation specialists to assist with evaluating the model used in forecasting future economic conditions and testing of inputs into the model;
◦Evaluating the reasonableness of management’s significant judgments over the application of reasonable and supportable forecasts;
◦Evaluating the subjective assumptions within the quantitative discounted cash flow model;
◦Evaluating the reasonableness of management’s judgments over selection of qualitative factors;
◦Evaluating the procedures and results of the Company’s third-party model validation, as well as management’s responses to results; and
◦Evaluating of directional consistency of judgments and assumptions with modeled or estimate results.

/s/ Crowe LLP
We have served as the Company’s auditor since 2016.
Los Angeles, California
March 12, 2024

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Cash and due from banks	$26,518	$23,202
Interest-bearing deposits in other financial institutions	215,824	123,829
Total cash and cash equivalents	242,342	147,031
Securities available-for-sale, at fair value (amortized cost of $156,175 and $156,978 at December 31, 2023 and 2022, respectively, and allowance for credit losses of $0 at December 31, 2023)	143,323	141,863
Loans held-for-sale	5,155	22,811
Loans held-for-investment, net of deferred loan costs (fees)	2,323,452	2,046,063
Allowance for credit losses on loans (1)	(27,533)	(24,942)
Net loans held-for-investment	2,295,919	2,021,121
Premises and equipment, net	5,999	6,916
Federal Home Loan Bank and other restricted stock, at cost	12,716	10,183
Other real estate owned, net	2,558	—
Bank-owned life insurance	30,817	30,064
Deferred tax assets, net	—	3,115
Servicing assets	6,666	7,347
Operating lease assets	18,913	6,358
Accrued interest receivable	9,468	7,472
Other assets	15,630	15,755
Total assets	$2,789,506	$2,420,036
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$594,673	$734,989
Savings, NOW and money market accounts	421,203	514,741
Time deposits of $250,000 or less	760,034	382,377
Time deposits of more than $250,000	575,702	413,876
Total deposits	2,351,612	2,045,983
Federal Home Loan Bank advances	39,000	20,000
Deferred tax liabilities, net	876	—
Operating lease liabilities	20,137	6,809
Accrued interest payable and other liabilities	29,009	11,802
Total liabilities	2,440,634	2,084,594
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at December 31, 2023 and 2022, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 14,260,440 and 14,625,474 shares, respectively, and included 41,661 and 62,022 shares of unvested restricted stock, respectively, at December 31, 2023 and 2022	142,563	149,631
Retained earnings	146,092	127,181
Accumulated other comprehensive loss, net	(8,924)	(10,511)
Total shareholders’ equity	348,872	335,442
Total liabilities and shareholders’ equity	$2,789,506	$2,420,036

(1)    Allowance for credit losses on loans at December 31, 2023 is presented under ASC 326, while prior period comparison continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Interest and dividend income:
Loans, including fees	$136,029	$95,054	$79,155
Tax-exempt investment securities	126	140	146
Taxable investment securities	4,553	2,767	1,467
Other interest-earning assets	10,469	3,790	704
Total interest income	151,177	101,751	81,472
Interest expense:
Deposits	62,165	11,984	4,043
Other borrowings	508	135	292
Total interest expense	62,673	12,119	4,335
Net interest income	88,504	89,632	77,137
Provision (reversal) for credit losses (1)	(132)	3,602	(4,596)
Net interest income after provision (reversal) for loan losses	88,636	86,030	81,733
Noninterest income:
Service charges and fees on deposits	1,475	1,326	1,195
Loan servicing income	3,330	2,969	2,770
Bank-owned life insurance income	753	706	108
Gain on sale of loans	3,570	7,990	12,932
Other income	1,555	1,508	1,429
Total noninterest income	10,683	14,499	18,434
Noninterest expense:
Salaries and employee benefits	34,572	33,056	27,974
Occupancy and equipment	7,924	6,481	5,575
Professional fees	3,087	2,239	2,159
Marketing and business promotion	2,327	2,150	1,656
Data processing	1,552	1,706	1,572
Director fees and expenses	756	706	594
Regulatory assessments	1,103	597	537
Other expenses	4,736	4,191	3,141
Total noninterest expense	56,057	51,126	43,208
Income before income taxes	43,262	49,403	56,959
Income tax expense	12,557	14,416	16,856
Net income	$30,705	$34,987	$40,103

Earnings per common share, basic	$2.14	$2.35	$2.66
Earnings per common share, diluted	$2.12	$2.31	$2.62

Weighted-average common shares outstanding, basic	14,301,691	14,822,018	15,017,637
Weighted-average common shares outstanding, diluted	14,417,938	15,065,175	15,253,820

(1)    Provision (reversal) for credit losses for the year ended December 31, 2023 is presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$30,705	$34,987	$40,103
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the year	2,263	(15,128)	(2,553)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(676)	4,463	751
Total other comprehensive income (loss), net of tax	1,587	(10,665)	(1,802)
Total comprehensive income	$32,292	$24,322	$38,301

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	—	15,385,878	—	164,140	67,692	1,956	233,788
Comprehensive income (loss)
Net income	—	—	—	—	40,103	—	40,103
Other comprehensive loss, net of tax	—	—	—	—	—	(1,802)	(1,802)
Issuance of restricted stock	—	35,584	—	—	—	—	—
Forfeiture of restricted stock	—	(1,300)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(231)	—	(4)	—	—	(4)
Repurchase of common stock	—	(680,269)	—	(10,876)	—	—	(10,876)
Share-based compensation expense	—	—	—	453	—	—	453
Stock options exercised	—	126,163	—	1,279	—	—	1,279
Cash dividends declared on common stock ($0.44 per share)	—	—	—	—	(6,655)	—	(6,655)
Balance at December 31, 2021	—	14,865,825	—	154,992	101,140	154	256,286
Comprehensive income (loss)
Net income	—	—	—	—	34,987	—	34,987
Other comprehensive loss, net of tax	—	—	—	—	—	(10,665)	(10,665)
Issuance of preferred stock	69,141	—	69,141				69,141
Issuance of restricted stock	—	27,700	—	—	—	—	—
Forfeiture of restricted stock	—	(200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(429)	—	(8)	—	—	(8)
Repurchase of common stock	—	(362,557)	—	(6,732)	—	—	(6,732)
Share-based compensation expense	—	—	—	539	—	—	539
Stock options exercised	—	95,135	—	840	—	—	840
Cash dividends declared on common stock ($0.60 per share)	—	—	—	—	(8,946)	—	(8,946)
Balance at December 31, 2022	69,141	14,625,474	69,141	149,631	127,181	(10,511)	335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income
Net income	—	—	—	—	30,705	—	30,705
Other comprehensive income, net of tax	—	—	—	—	—	1,587	1,587
Issuance of restricted stock	—	3,300	—	—	—	—	—
Forfeiture of restricted stock	—	(500)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(99)	—	(2)	—	—	(2)
Repurchase of common stock	—	(512,657)	—	(8,828)	—	—	(8,828)
Stock repurchase excise tax	—	—	—	(76)	—	—	(76)
Share-based compensation expense	—	—	—	488	—	—	488
Stock options exercised	—	144,922	—	1,350	—	—	1,350
Cash dividends declared on common stock ($0.69 per share)	—	—	—	—	(9,908)	—	(9,908)
Balance at December 31, 2023	69,141	14,260,440	$69,141	$142,563	$146,092	$(8,924)	$348,872

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$30,705	$34,987	$40,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	2,184	1,597	1,375
Net amortization of premiums on securities	209	367	1,004
Net accretion of discounts on loans	(2,197)	(3,551)	(3,504)
Net accretion of deferred loan fees	(1,097)	(2,181)	(6,096)
Amortization of servicing assets	1,883	2,135	2,009
Provision (reversal) for credit losses (1)	(132)	3,602	(4,596)
Bank-owned life insurance income	(753)	(706)	(108)
Deferred tax expense (benefit)	4,103	12,172	(1,953)
Share-based compensation	488	539	453
Gain on sale of loans	(3,570)	(7,990)	(12,932)
Originations of loans held-for-sale	(69,040)	(105,570)	(172,211)
Proceeds from sales of and principal collected on loans held-for-sale	87,422	132,881	150,236
Change in accrued interest receivable and other assets	(934)	(12,738)	2,660
Change in accrued interest payable and other liabilities	14,072	1,723	1,943
Net cash provided by (used in) operating activities	63,343	57,267	(1,617)
Cash flows from investing activities:
Purchase of securities available-for-sale	(17,271)	(57,360)	(47,306)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	17,865	23,200	41,078
Proceeds from sales of and principal collected on loans held-for-sale previously classified as held-for-investment	5,074	458	8,757
Net increase in loans held-for-investment	(261,352)	(317,095)	(149,237)
Purchase of loans held-for-investment	(15,741)	—	(2,139)
Purchase of Federal Home Loan Bank and other restricted stock	(2,533)	(1,606)	(130)
Proceeds from sale of other real estate owned	—	1,191	3,434
Purchases of premises and equipment	(1,315)	(5,453)	(430)
Purchase of bank-owned life insurance	—	—	(29,250)
Net cash used in investing activities	(275,273)	(356,665)	(175,223)
Cash flows from financing activities:
Net increase in deposits	305,629	178,849	272,283
Net change in short-term Federal Home Loan Bank advances	(20,000)	20,000	—
Proceeds from long-term Federal Home Loan Bank advances	39,000	—	—
Repayment of long-term Federal Home Loan Bank advances	—	(10,000)	(70,000)
Stock options exercised	1,350	840	1,279
Restricted stock surrendered due to employee tax liability	(2)	(8)	(4)
Issuance of preferred stock	—	69,141	—
Repurchase of common stock	(8,828)	(6,732)	(10,876)
Cash dividends paid on common stock	(9,908)	(8,946)	(6,655)
Net cash provided by financing activities	307,241	243,144	186,027
Net increase (decrease) in cash and cash equivalents	95,311	(56,254)	9,187
Cash and cash equivalents at beginning of year	147,031	203,285	194,098
Cash and cash equivalents at end of year	$242,342	$147,031	$203,285

(1)    Provision (reversal) for credit losses for the year ended December 31, 2023 is presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$47,780	$9,731	$5,790
Income taxes paid	4,284	13,977	14,982
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$—	$4,458	$8,752
Loans transferred to other real estate owned	593	151	905
Right-of-use assets obtained in exchange for lease obligations	15,317	2,150	1,459

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank, which is a single operating segment. The Company changed the Bank’s name from “Pacific City Bank” to “PCB Bank” on August 25, 2022. The Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and seven LPOs in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to 0%, eliminating the reserve requirement for all depository institutions. There was no reserve and clearing requirement balance at December 31, 2023 and 2022.
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Debt securities are classified as held-to-maturity when management has the positive intent and ability to hold to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities held-to-maturity are carried at amortized cost and securities available-for-sale are carried at fair value with unrealized gains and losses, net of taxes, recorded in other comprehensive income. As of December 31, 2023 and 2022, all of the investment securities held by the Company were securities available-for-sale.
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

Allowance for Credit Losses on Investment Securities.
Effective January 1, 2023, ACL on securities available-for-sale is determined in accordance with ASC 326. The Company performs a quarterly evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income.
The Company does not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverses from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable in the consolidated statements of financial condition.
Loans Held-For-Sale
The Company originates SBA loans, and certain residential mortgage and CRE loans with the intention for sale in the secondary market. The Company records the guaranteed portion of SBA loans and these residential mortgage and CRE loans held-for-sale at the lower of cost or fair value on an aggregate basis. Fair value is based on commitments on hand from investors or prevailing market prices. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.
When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale at lower of cost or fair value at the time of transfer, as determined on an individual loan level with charges made to ACL on loans when the fair value is lower than the cost. Deferred fees and cost on transferred loans are included in the determination of gains or losses on sale of the related loans. Subsequent decreases in fair value, if any, are recognized through a valuation allowance with charges made to noninterest income.
If a determination is made that a loan held-for-sale cannot be sold in the foreseeable future, it is transferred to loans held-for-investment at lower of cost or fair value on the transfer date with a charge made to noninterest income when the fair value is lower than the cost.
Realized gains and losses from sales of loans are included in noninterest income. For sales of guaranteed portion of SBA and certain residential mortgage loans, the loan servicing rights are retained.
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
Loan portfolio segments identified by the Company include: commercial real estate (commercial property, business property, multifamily and construction), commercial and industrial, and consumer loans (residential mortgage and other consumer).

Each loan segment bears varying degrees of risk based on, among other things, the type of loan and collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions and interest rate changes. The loan segments are as following:
Commercial Real Estate Loans:
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
•Other consumer loans – Other consumer loans primarily include automobile loans, as well as unsecured lines of credit and term loans to high net worth individuals. Automobile loans have relatively higher LTV ratios on average and carry higher interest rates to offset for the inherently higher default risks. Unsecured lines of credit and term consumer loans are underwritten primarily based on the individual borrower’s income, current debt level, and past credit history. Repayment of these loans is dependent on the borrower’s ability to pay, and the fair value of the underlying collateral for automobile loans.
The Company classifies loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans in regards to credit risk. This analysis typically includes non-homogeneous loans, such as commercial real estate and commercial and industrial loans, and is performed on an ongoing basis as new information is obtained.

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
As of December 31, 2023, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located primarily in California. The Company’s loan portfolio contains concentrations of credit in commercial real estate loans and commercial and industrial loans. The Company maintains policies that address these concentrations, as well as residential mortgage loans, and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.
Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures
Effective January 1, 2023, ACL on loans is determined in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company’s discounted cash flow methodology incorporates a PD and LGD model, as well as expectations of future economic conditions, using reasonable and supportable forecasts.
The Company leverages its peer group information to estimate PD and LGD. Peer group is selected from institutions in California with total assets between $1 billion and $5 billion. The Company analyzes and compares each loan segment’s volume as a percentage of total loans, recent charge-off rates, and charge-off rate during recession of the peer group against those of the Bank for inclusion in the peer group population. PD and LGD are forecasted over a one-year time horizon using economic forecast scenarios, which the Company believes is a reasonable and supportable period. Beyond the 1-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over a 1-year period.
The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts economic conditions and expected credit losses over a one-year time horizon. Beyond the one-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over one-year period. Management utilizes the economic forecasts provided by the FOMC to forecast the first 4 quarters of the credit loss estimate. The FOMC projects national unemployment rate and the projected change in the year-over-year national GDP growth rates over the forward-looking 4 quarters are used in determining the PD rates over the forecasted periods. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s PD and LGD, which can drive changes in the determination of the ACL.
A portion of the collectively evaluated ACL on loans also includes qualitative adjustments for risk factors not reflected or captured by the quantitative modeled ACL but are relevant in estimating future expected credit losses. For each segment of the collectively evaluated loans, a hypothetical worst case scenario loss rate is calculated which is then used as the high watermark for the qualitative adjustment factors. The net difference between the worst case scenario loss rate and the current period’s quantitative reserve rate is the maximum available qualitative reserve for a given segment. The required qualitative reserve for each segment is then determined based on the weighting of the qualitative category and the assignment of risk status rating (improvement, no risk, minor risk, moderate risk, and major risk) for each qualitative factor category.

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
Problem loans are typically substandard or have a worse internal risk grade, and may consist of loans on nonaccrual status where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. These problem loans, in the opinion of management, no longer possess risk characteristics similar to other loans in the loan segment, and as such may require individual evaluation for appropriate ACL for the loan. For performing loans individually evaluated, the Company measures the expected credit loss based on a discounted cash flow approach or fair value of collateral, less costs to sell. Collateral dependent loans are loans to borrowers with financial difficulty where the repayment of the loan is expected from the operation of and/or eventual liquidation of the underlying collateral. Although management uses the best information reasonably available to derive estimates necessary to measure an appropriate level of the ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory and other conditions that may extend beyond the Company’s control.
Generally, loans are charged off immediately when it is determined that advances to the borrower are in excess of the calculated current fair value of the collateral and if a borrower is deemed incapable of repayment of unsecured debt, there is little or no prospect for near term improvement and no realized strengthening action of significance pending. Other consumer loans are charged off based on delinquency, typically 120 days for closed loans and 180 days for open-end loans, or earlier when it is determined that the loan is uncollectible due to a triggering event, such as bankruptcy, fraud, or death. This methodology for determining charge-offs is consistently applied to each segment. Charge-offs are recorded to the ACL. Subsequent recoveries, if any, are credited to the ACL.
Prior to the Company’s adoption of ASC 326 on January 1, 2023
The Company maintained an allowance for loan losses in accordance with ASC 450, Contingencies and ASC 310, Receivables, which was a valuation allowance for probable incurred credit losses. Management estimated the allowance for loan losses using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.
The allowance consisted of general reserves (collectively evaluated for impairment) and specific reserves (individually evaluated for impairment). General reserves covered non-impaired loans and are based on historical loss rates over the most recent 11 years for each portfolio segment, as of December 31, 2022, adjusted for the effects of qualitative or environmental factors that were likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience.
The Company utilized a migration analysis to measure actual historical loss experience, with the resulting historical loss rate adjusted for any applicable loss emergence period factors serving as the base loss rate to estimate the amount of appropriate loss reserve. Qualitative factors included consideration of the following: changes in lending policies and procedures; changes in economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual, and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.
Specific reserves related to loans that were individually classified as impaired. A loan was impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment included payment status, collateral value, and the probability of collecting all amounts when due. Measurement of impairment was based on the expected future cash flows of an impaired loan, which were to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selected the measurement method on a loan-by-loan basis, with the exception of collateral-dependent loans for which the most viable source of repayment was the continued operation of the collateral or liquidation of the collateral. The impairment for these loans was measured at the fair value of the collateral, less estimated selling cost.
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
Operating Leases
The Company’s operating leases are for its headquarters’ office spaces, and retail branch and LPO locations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of a lease renewal option is at the Company’s sole discretion. Certain leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expenses for these leases are recognized on a straight-line basis over the lease term. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. The Company also leases certain equipment, such as copy machines and scanners, but they are determined to be immaterial.
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
Other Real Estate Owned
OREO represents properties acquired through foreclosure or other proceedings. The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. Any write-down to fair value at the time of transfer to OREO is charged to ACL on loans. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amounts to fair value less estimated costs to dispose are recorded as necessary. Additions to or reductions from valuation allowances are recorded in noninterest expense.
Servicing Assets
Servicing assets are recognized when servicing rights are retained from the sale of loans, such as sales of the guaranteed portion of SBA and certain residential mortgage loans, and are initially recorded at fair value. Fair value is calculated as the present value of estimated future cash flows from the servicing rights based on current market sources, such as the cost to service, discount rates, and prepayment speeds. Servicing assets are amortized into noninterest income over the expected life of the underlying loans.
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

The recorded investment amount was $3.8 million and $4.3 million, respectively, and unfunded commitments were $2.9 million and $2.9 million, respectively, at December 31, 2023 and 2022. The recorded investment amount is included in Other Assets and unfunded commitment is included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. As components of income tax expense, the Company recognized $451 thousand, $343 thousand and $247 thousand in amortization expense, respectively, partially offset by federal tax credits and other benefits of $674 thousand, $336 thousand and $299 thousand, respectively, for the years ended December 31, 2023, 2022 and 2021. The Company determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recorded for the years ended December 31, 2023 and 2022.
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

Comprehensive Income (Loss)
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the changes in unrealized gains and losses on securities available-for-sale, net of tax.
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

Adopted Accounting Pronouncements
During the year ended December 31, 2023, the Company adopted following accounting pronouncements.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The amendments in this ASU require that entities change the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. It includes financial assets such as loan receivables, held-to-maturity debt securities, net investment in leases that are not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU was effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In 2019, the FASB amended this ASU, which delayed the effective date to 2023 for certain SEC filers that are Smaller Reporting Companies, such as the Company.
On January 1, 2023, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $1.9 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the ACL on loans of $1.1 million and the ACL on off-balance sheet credit exposures of $1.6 million, net of related deferred tax assets arising from temporary differences of $788 thousand. The initial adjustment to the ACL reflects the expected lifetime credit losses associated with the composition of financial assets within the scope of ASC 326 as of January 1, 2023, as well as management’s current expectation of future economic conditions.
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
As a part of the adoption of ASC 326, the Company reviewed and revised certain loan segments for the Company’s ACL model. Before the adoption of ASC 326, commercial property and SBA property loans were separately presented and represented 63.0% and 6.6% of loans held-for-investment at December 31, 2022, respectively. The Company re-divided these loan segments into commercial property, business property and multifamily loans, as described above, as these new loan segments are determined to share similar characteristics under the Company’s ACL model. In addition, four loan segments before the adoption of ASC 326 (commercial term loans, commercial lines of credit, SBA term loans and SBA PPP loans), which represented 12.2% of loans held-for-investment at December 31, 2022, are combined into a single loan segment, commercial and industrial loans, as these loans are determined to share similar risk characteristics under the Company’s ACL model. However, loan related disclosures for prior periods continue to be presented under the legacy loan segments in this Annual Report on Form 10-K.

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
Recent Accounting Pronouncements Not Yet Adopted
The following recently issued accounting pronouncement applicable to the Company has not yet been adopted:
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 780) - Improvements to Income Tax Disclosures.” The amendments in this ASU requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. This ASU also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. This ASU is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will update it income tax disclosure upon adoption.

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
Fair value is measured on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate certain assets or liabilities for impairment or for disclosure purposes. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company records securities available-for-sale at fair value on a recurring basis. Certain other assets, such as loans held-for-sale, individually evaluated loans, servicing assets and OREO are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.
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
Loans held-for-sale: The Company records SBA loans held-for-sale, residential mortgage loans held-for-sale and certain non-residential real estate loans held-for-sale at the lower of cost or fair value, on an aggregate basis. The Company obtains fair values from a third-party independent valuation service provider. Loans held-for-sale accounted for at the lower of cost or fair value are considered to be recognized at fair value when they are recorded at below cost, on an aggregate basis, and are classified as Level 2.
Individually evaluated loans: The Company records fair value adjustments on certain loans that reflect (i) partial write-downs, through charge-offs or individual reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (ii) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent individually evaluated loans are obtained from real estate brokers or other third-party consultants, and are classified as Level 3.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$104,091	$—	$104,091
Collateralized mortgage obligations	—	24,173	—	24,173
SBA loan pool securities	—	7,450	—	7,450
Municipal bonds	—	3,329	—	3,329
Corporate bonds	—	4,280	—	4,280
Total securities available-for-sale	—	143,323	—	143,323
Total assets measured at fair value on a recurring basis	$—	$143,323	$—	$143,323
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$96,900	$—	$96,900
Collateralized mortgage obligations	—	26,956	—	26,956
SBA loan pool securities	—	9,298	—	9,298
Municipal bonds	—	4,186	—	4,186
Corporate bonds	—	4,523	—	4,523
Total securities available-for-sale	—	141,863	—	141,863
Total assets measured at fair value on a recurring basis	$—	$141,863	$—	$141,863
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Loans individually evaluated:
Business property	—	—	425	425
Total loans individually evaluated	—	—	425	425
Total assets measured at fair value on a non-recurring basis	$—	$—	$425	$425
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2022
Impaired loans:
Commercial lines of credit (1)	$—	$—	$4,000	$4,000
Total impaired loans	—	—	4,000	4,000
Total assets measured at fair value on a non-recurring basis	$—	$—	$4,000	$4,000
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

(1)    Under the legacy loan segments and included in loans held-for-sale
The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2023
Loans individually evaluated:
Business property	$425	Pending sales agreement	NM	NM
December 31, 2022
Impaired loans:
Commercial lines of credit	$4,000	Pending sales agreement	NM	NM

For assets measured at fair value, the following table presents the total net losses, which include charge-offs, recoveries, individual reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Loans individually evaluated:
Commercial and industrial	$1,074	$(1,074)	$131
Business property	(264)	N/A	N/A
SBA property (1)	NA	—	(8)
Other real estate owned	—	152	73
Net gain (losses) recognized	$810	$(922)	$196

(1) Under the legacy loan segments

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Interest-bearing deposits in other financial institutions	$215,824	$215,824	$215,824	$—	$—
Securities available-for-sale	143,323	143,323	—	143,323	—
Loans held-for-sale	5,155	5,472	—	5,472	—
Net loans held-for-investment	2,295,919	2,225,573	—	—	2,225,573
FHLB and other restricted stock	12,716	N/A	N/A	N/A	N/A
Accrued interest receivable	9,468	9,468	128	513	8,827
Financial liabilities:
Deposits	$2,351,612	$2,353,465	$—	$—	$2,353,465
FHLB advances	39,000	39,013	—	39,013	—
Accrued interest payable	18,052	18,052	—	192	17,860
December 31, 2022
Financial assets:
Interest-bearing deposits in other financial institutions	$123,829	$123,829	$123,829	$—	$—
Securities available-for-sale	141,863	141,863	—	141,863	—
Loans held-for-sale	22,811	23,992	—	23,992	—
Net loans held-for-investment	2,021,121	1,970,235	—	—	1,970,235
FHLB and other restricted stock	10,183	N/A	N/A	N/A	N/A
Accrued interest receivable	7,472	7,472	49	475	6,948
Financial liabilities:
Deposits	$2,045,983	$2,041,667	$—	$—	$2,041,667
FHLB advances	20,000	20,001	—	20,001	—
Accrued interest payable	3,159	3,159	—	5	3,154

Note 3. Investment Securities
The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$114,485	$199	$(10,593)	$104,091
Collateralized mortgage obligations	25,611	63	(1,501)	24,173
SBA loan pool securities	7,773	3	(326)	7,450
Municipal bonds	3,306	25	(2)	3,329
Corporate bonds	5,000	—	(720)	4,280
Total securities available-for-sale	$156,175	$290	$(13,142)	$143,323
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$109,497	$1	$(12,598)	$96,900
Collateralized mortgage obligations	28,515	107	(1,666)	26,956
SBA loan pool securities	9,704	8	(414)	9,298
Municipal bonds	4,262	2	(78)	4,186
Corporate bonds	5,000	—	(477)	4,523
Total securities available-for-sale	$156,978	$118	$(15,233)	$141,863

As of December 31, 2023 and 2022, pledged securities were $70.9 million and $69.0 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $513 thousand and $475 thousand at December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. government sponsored enterprise, in an amount greater than 10% of shareholder’s equity.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of December 31, 2023. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$864	$862
One to five years	82	81
Five to ten years	5,724	5,010
Greater than ten years	1,636	1,656
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pool securities	147,869	135,714
Total	$156,175	$143,323

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$1,040	$—
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Length of Time That Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$9,252	$(41)	8	$78,958	$(10,552)	110	$88,210	$(10,593)	118
Collateralized mortgage obligations	5,660	(62)	4	13,919	(1,439)	35	19,579	(1,501)	39
SBA loan pool securities	—	—	—	6,627	(326)	14	6,627	(326)	14
Municipal bonds	81	—	1	362	(2)	1	443	(2)	2
Corporate bonds	—	—	—	4,280	(720)	1	4,280	(720)	1
Total securities available-for-sale	$14,993	$(103)	13	$104,146	$(13,040)	161	$119,139	$(13,142)	174
December 31, 2022
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$55,171	$(3,721)	83	$41,697	$(8,877)	36	$96,868	$(12,598)	119
Collateralized mortgage obligations	12,600	(1,191)	29	2,262	(475)	7	14,862	(1,666)	36
SBA loan pool securities	7,161	(325)	12	821	(89)	2	7,982	(414)	14
Municipal bonds	3,314	(78)	11	—	—	—	3,314	(78)	11
Corporate bonds	4,523	(477)	1	—	—	—	4,523	(477)	1
Total securities available-for-sale	$82,769	$(5,792)	136	$44,780	$(9,441)	45	$127,549	$(15,233)	181

As of December 31, 2023, 94.7%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of December 31, 2023.
As of December 31, 2023, the Company recorded no ACL on securities available-for-sale.

Note 4. Loans and Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative-effect adjustment to retained earnings. Balance sheet information and results for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310.
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	December 31, 2023	January 1, 2023
Commercial real estate:
Commercial property	$855,270	$772,020
Business property	558,772	526,513
Multifamily	132,500	124,751
Construction	24,843	17,054
Total commercial real estate	1,571,385	1,440,338
Commercial and industrial	342,002	249,250
Consumer:
Residential mortgage	389,420	333,726
Other consumer	20,645	22,749
Total consumer	410,065	356,475
Loans held-for-investment	2,323,452	2,046,063
Allowance for credit losses on loans	(27,533)	(26,009)
Net loans held-for-investment	$2,295,919	$2,020,054

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2023, the Company had $111 thousand of such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

($ in thousands)	Year Ended December 31, 2023
Provision for credit losses on loans	$497
Reversal for credit losses on off-balance sheet credit exposures	(629)
Total reversal for credit losses	$(132)

The following table presents the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	(4)	—	—	(45)	—	(83)	(132)
Recoveries	—	9	—	—	1,107	—	43	1,159
Provision (reversal) for credit losses on loans	5,925	(1,911)	51	(16)	(4,663)	1,069	42	497
Balance at December 31, 2023	$12,665	$4,739	$1,441	$135	$6,245	$2,226	$82	$27,533

The increase in overall ACL for the year ended December 31, 2023 was primarily due to an increase in loans held-for-investment and the update of prepayment and principal curtailment rate assumptions applied in determining the maximum threshold for qualitative adjustment factors that resulted in increases in the high watermarks for each loan segment’s qualitative adjustment factors, partially offset by decreases in quantitative reserves from improvements in the economic forecasts and update of the historical losses of peer groups. The Company updates prepayment and principal curtailment rates on a semiannual basis and the historical losses of peer groups, including the maximum loss scenario used for qualitative factor adjustments, on an annual basis.
Credit Quality Indicators
The Company classifies loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans in regards to credit risk. This analysis typically includes non-homogeneous loans, such as commercial real estate and commercial and industrial loans, and is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:
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

The following table summarize the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2023 and gross write offs for the year ended December 31, 2023. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Commercial Real Estate:
Commercial property
Pass	$154,563	$268,369	$155,817	$83,461	$70,425	$107,879	$8,807	$—	$849,321
Special mention	—	—	484	—	—	2,952	—	—	3,436
Substandard	—	—	—	—	311	2,202	—	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$154,563	$268,369	$156,301	$83,461	$70,736	$113,033	$8,807	$—	$855,270
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$103,364	$103,549	$163,136	$50,362	$69,852	$59,765	$882	$4,327	$555,237
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	452	193	—	2,254	636	—	—	3,535
Doubtful	—	—	—	—	—	—	—	—	—
Total	$103,364	$104,001	$163,329	$50,362	$72,106	$60,401	$882	$4,327	$558,772
Current period gross write offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Multifamily
Pass	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023 (Continued)
Commercial and Industrial
Pass	$77,957	$28,638	$11,950	$4,354	$6,323	$8,327	$198,010	$3,796	$339,355
Special mention	—	—	—	379	314	27	1,000	—	1,720
Substandard	—	—	—	—	142	785	—	—	927
Doubtful	—	—	—	—	—	—	—	—	—
Total	$77,957	$28,638	$11,950	$4,733	$6,779	$9,139	$199,010	$3,796	$342,002
Current period gross write offs	$—	$—	$—	$—	$—	$45	$—	$—	$45
Consumer
Residential mortgage
Pass	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$4,837	$7,527	$3,275	$1,326	$458	$7	$3,190	$—	$20,620
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	—	10	—	—	—	—	25
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,837	$7,542	$3,275	$1,336	$458	$7	$3,190	$—	$20,645
Current period gross write offs	$12	$57	$—	$14	$—	$—	$—	$—	$83
Total loans held-for-investment
Pass	$439,138	$621,555	$455,525	$184,838	$163,948	$227,280	$210,889	$8,123	$2,311,296
Special mention	—	—	484	379	314	2,979	1,000	—	5,156
Substandard	—	467	193	10	2,707	3,623	—	—	7,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	$439,138	$622,022	$456,202	$185,227	$166,969	$233,882	$211,889	$8,123	$2,323,452
Current period gross write offs	$12	$57	$—	$14	$—	$49	$—	$—	$132

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$958	$—
Business property	2,865	689	264	2,865	264
Total commercial real estate	3,823	689	264	3,823	264
Commercial and industrial	68	—	—	68	—
Consumer:
Other consumer	25	25	—	—	—
Total consumer	25	25	—	—	—
Total	$3,916	$714	$264	$3,891	$264

There were no nonaccrual loans guaranteed by a U.S. government agency at December 31, 2023.
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

($ in thousands)	Hotel / Motel	Warehouse	Retail	Single Family Residential	Other	Total
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$—	$—	$958
Business property	—	2,137	689	—	39	2,865
Total commercial real estate	958	2,137	689	—	39	3,823
Commercial and industrial	13	—	—	55	—	68
Total	$971	$2,137	$689	$55	$39	$3,891

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
December 31, 2023
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$296	$—	$296	$296
Business property	560	—	—	560	—	39	168	207	767
Total commercial real estate	560	—	—	560	—	335	168	503	1,063
Commercial and industrial	217	—	—	217	—	—	—	—	217
Consumer:
Residential mortgage	604	—	—	604	—	—	—	—	604
Other consumer	13	34	—	47	—	15	3	18	65
Total consumer	617	34	—	651	—	15	3	18	669
Total	$1,394	$34	$—	$1,428	$—	$350	$171	$521	$1,949

Loan Modification
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or combination of the above mentioned modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
There were no loans that were both experiencing financial difficulty and modified during the year ended December 31, 2023.
Purchases, Sales, and Transfers
The Company had no loans that were transferred from loans held-for-investment to loans held-for-sale the year ended December 31, 2023.
The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the year ended December 31, 2023.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

($ in thousands)	Year Ended December 31, 2023
Consumer:
Residential mortgage	$15,741
Total consumer	15,741
Total	$15,741

The Company had no sales of loans held-for-investment during the year ended December 31, 2023. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	December 31, 2023
Commercial real estate:
Business property	$2,802
Total commercial real estate	2,802
Commercial and industrial	2,353
Total	$5,155

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

Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by legacy loan segments for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
Balance at January 1, 2021	18,894	7,222	394	26,510
Charge-offs	(24)	(115)	(88)	(227)
Recoveries on loans previously charged off	63	565	66	694
Reversal for loan losses	(2,136)	(2,362)	(98)	(4,596)
Balance at December 31, 2021	16,797	5,310	274	22,381
Charge-offs	—	(1,095)	(104)	(1,199)
Recoveries on loans previously charged off	—	61	97	158
Provision (reversal) for loan losses	2,430	1,226	(54)	3,602
Balance at December 31, 2022	$19,227	$5,502	$213	$24,942

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

Substandard SBA property loans included $0 of guaranteed portion by the U.S. government agency at December 31, 2022.
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

There were no nonaccrual loans guaranteed by the U.S. government agency at December 31, 2022.

Impaired Loans
The following table presents loans individually evaluated for impairment by legacy loan segments as of the date indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs.

	With No Allowance Recorded		With an Allowance Recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2022
Real estate loans:
Commercial property	$2,721	$2,727	$—	$—	$—
Residential property	372	372	—	—	—
SBA property	798	840	—	—	—
Total	$3,891	$3,939	$—	$—	$—

The following table presents information on the recorded investment in impaired loans by legacy loan segments for the periods indicated:

	Year Ended December 31,
	2022		2021
($ in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$1,540	$21	$329	$22
Residential property	379	—	—	—
SBA property	862	15	1,105	16
Commercial and industrial loans:
Commercial term	—	—	10	—
Commercial lines of credit	1,635	—	—	—
SBA commercial term	126	—	364	1
Total	$4,542	$36	$1,808	$39

The following table presents a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$297	$99
Less: interest income recognized on impaired loans on a cash basis	(36)	(39)
Interest income foregone on impaired loans	$261	$60

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021
Real estate loans:
Commercial property	$—	$8,563
Residential property	458	189
Commercial and industrial loans:
Commercial lines of credit	4,000	—
Total	$4,458	$8,752

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the years ended December 31, 2021 and 2021.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021
Real estate loans:
Residential property	$—	$2,139
Total	$—	$2,139

The Company had no sales of loans held-for-investment during the years ended December 31, 2022 and 2021. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	December 31, 2022
Real estate loans:
SBA property	$16,473
Commercial and industrial loans:
Commercial lines of credit	4,000
SBA commercial term	2,338
Total	$22,811

Note 5. Premises and Equipment
The following table presents a composition of premises and equipment as of the dates indicated:

	December 31,
($ in thousands)	2023	2022
Leasehold improvements	$10,424	$10,269
Furniture, fixtures and equipment	4,375	4,501
Computer equipment	3,359	3,304
Computer software	1,933	1,995
Total premises and equipment	20,091	20,069
Less: accumulated depreciation	(14,092)	(13,153)
Premises and equipment, net	$5,999	$6,916

The Company recognized depreciation expense of $2.2 million, $1.6 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 6. Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Operating lease cost (1)	$3,143	$2,752	$2,580
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,297	2,960	2,760
Right-of-use assets obtained in exchange for lease obligations	15,317	2,150	1,459

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

	December 31,
($ in thousands)	2023	2022
Operating leases:
Operating lease assets	$18,913	$6,358
Operating lease liabilities	20,137	6,809
Weighted-average remaining lease term	8.3 years	4.3 years
Weighted-average discount rate	4.63%	2.66%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	December 31, 2023
Maturities:
2024	$3,385
2025	3,301
2026	2,932
2027	2,543
2028	2,416
After 2028	10,695
Total lease payment	25,272
Imputed interest	(5,135)
Present value of operating lease liabilities	$20,137

Note 7. Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans and commercial and industrial loans. The Company sold loans of $82.3 million, $122.9 million and $126.8 million, respectively, with the servicing rights retained and recognized a net gain on sale of $3.6 million, $8.0 million and $12.8 million, respectively, during the years ended December 31, 2023, 2022 and 2021. Loan servicing income was $3.3 million, $3.0 million and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	December 31,
	2023				2022
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$49	$6,135	$482	$6,666	$64	$6,831	$452	$7,347
Fair value	$104	$8,284	$728	$9,116	$118	$9,090	$620	$9,828
Discount rates	9.93%	12.30%	15.46%		7.73%	11.47%	12.55%
Prepayment speeds	12.75%	16.71%	13.97%		17.10%	14.82%	18.93%
Weighted average remaining life	19.8 years	21.0 years	7.1 years		20.8 years	21.4 years	6.7 years
Underlying loans being serviced	$10,666	$461,300	$60,265	$532,231	$13,058	$461,738	$56,299	$531,095

The following table presents activity in servicing assets for the periods indicated:

($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at January 1, 2021	$109	$5,642	$649	$6,400
Additions	—	2,769	109	2,878
Amortization	(23)	(1,710)	(276)	(2,009)
Balance at December 31, 2021	86	6,701	482	7,269
Additions	—	2,011	202	2,213
Amortization	(22)	(1,881)	(232)	(2,135)
Balance at December 31, 2022	64	6,831	452	7,347
Additions	—	983	219	1,202
Amortization	(15)	(1,679)	(189)	(1,883)
Balance at December 31, 2023	$49	$6,135	$482	$6,666

Note 8. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Balance at beginning of year	$—	$—	$1,401
Additions	2,558	808	1,960
Sales	—	(808)	(3,361)
Net change in valuation allowance	—	—	—
Balance at end of year	$2,558	$—	$—

During the year ended December 31, 2023, the Company recognized an OREO of $2.6 million by transferring a SBA 7(a) loan of $593 thousand, of which its guaranteed portion was previously sold. The Company’s exposure is 25% of the OREO and 75% will be submitted to the SBA upon the sale of property.
The following table presents activity in OREO valuation allowance for the periods indicated:

Year Ended December 31,
($ in thousands)	2023	2022	2021
Balance at beginning of year	$—	$—	$—
Additions	—	—	—
Net direct write-downs and removal from sale	—	—	—
Balance at end of year	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net (gain) loss on sales	$—	$152	$(73)
Operating expenses, net of rental income	—	(13)	81
Total	$—	$139	$8

The Company did not provide loans to finance the sale of its OREO properties during the year ended December 31, 2023 or 2022. The Company provided a loan of $250 thousand to finance the sale of its OREO properties during the year ended December 31, 2021.

Note 9. Deposits
At December 31, 2023 and 2022, total deposits were $2.35 billion and $2.05 billion, respectively, and total interest-bearing deposits were $1.76 billion and $1.31 billion, respectively. The aggregate amount of deposits reclassified as loans, such as overdrafts, was $126 thousand and $81 thousand at December 31, 2023 and 2022, respectively.
Total deposits not covered by deposit insurance were $954.6 million and $1.06 billion, respectively, and total time deposits not covered by deposit insurance were $408.6 million and $294.0 million, respectively, at December 31, 2023 and 2022.
The Company had California State Treasurer’s deposits of $60.0 million and $60.0 million in time deposits of more than $250,000 at December 31, 2023 and 2022, respectively. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2023 and 2022, the Company pledged securities with amortized cost of $70.9 million and $69.0 million, respectively, for the California State Treasurer’s deposits. At December 31, 2023 and 2022, the Company had brokered deposits of $303.7 million and $87.0 million, respectively.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.7 million and $2.8 million at December 31, 2023 and 2022, respectively.
The following table presents scheduled maturities of time deposits as of the date indicated:

	December 31,
($ in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Time deposits of $250,000 or less	$757,592	$1,923	$333	$115	$71	$—	$760,034
Time deposits of more than $250,000	572,679	3,023	—	—	—	—	575,702
Total time deposits	$1,330,271	$4,946	$333	$115	$71	$—	$1,335,736

Note 10. Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had $39.0 million and $20.0 million in FHLB advances at December 31, 2023 and 2022, respectively. FHLB advances as of December 31, 2023 consisted of a term borrowing with a maturity date of February 21, 2024 (term of 92 days).
The following table presents scheduled maturities of FHLB advances as of the date indicated:

	December 31,
($ in thousands)	2024	2025	2026	2027	Thereafter	Total
Fixed Rate	$39,000	$—	$—	$—	$—	$39,000
Variable Rate	—	—	—	—	—	—
Total	$39,000	$—	$—	$—	$—	$39,000

The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Weighted-average interest rate at end of year	5.63%	4.65%	2.07%
Average interest rate during the year	5.51%	2.18%	0.97%
Average balance	$8,189	$5,556	$30,096
Maximum amount outstanding at any month-end	$39,000	$20,000	$80,000
Balance at end of year	$39,000	$20,000	$10,000

Advances paid early are subject to a prepayment penalty. At December 31, 2023 and 2022, loans pledged to secure FHLB advances were $1.04 billion and $1.16 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $12.5 million and $10.0 million, respectively, at December 31, 2023 and 2022. The Company had additional borrowing capacity of $603.0 million and $561.7 million, respectively, from the FHLB as of December 31, 2023 and 2022.
Other Borrowing Arrangements
At December 31, 2023, the Company had $528.9 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $681.8 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines on an unsecured basis with correspondent banks at December 31, 2023.

Note 11. Shareholders’ Equity
Preferred Stock
Series C, Senior Non-Cumulative Perpetual Preferred Stock
On May 24, 2022, the Company issued 69,141 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference of $1,000 per share for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. ECIP investment is treated as tier 1 capital for the regulatory capital treatment.
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
Common Stock
Stock Repurchases
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022. As of December 31, 2023, the Company is authorized to purchase 592,724 additional shares under the 2023 stock repurchase program, which expires on August 2, 2024.
During the year ended December 31, 2022, the Company repurchased and retired 362,557 shares of common stock at a weighted-average price of $18.57 per share.
During the year ended December 31, 2021, the Company repurchased and retired 680,269 shares of common stock at a weighted-average price of $15.99 per share.

Note 12. Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity-based compensation awards including incentive and non-qualified stock options and restricted stock awards. As of December 31, 2023, there were 489,000 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Share-based compensation expense related to:
Stock options	$143	$168	$187
Restricted stock awards	345	371	266
Total share-based compensation expense	$488	$539	$453
Related tax benefits	$112	$113	$84

The following table presents unrecognized share-based compensation expense as of the date indicated:

	December 31, 2023
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$784	2.9 years
Restricted stock awards	461	2.6 years
Total unrecognized share-based compensation expense	$1,245	2.8 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the exercise price of the closing market price on the grant date, and generally have a three-to five-year vesting period and contractual terms of ten years. The Company recognizes an income tax deduction upon exercise of the non-qualified stock option by the option holder in an amount equal to the taxable income reported by the option holders. The option holder of non-qualified stock option recognizes taxable income based on the closing market price immediately before the exercise date less the exercise price stated in the grant agreement. The following table presents the weighted-average assumptions used to determine the fair value of options granted for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.92%	1.55%	1.13%
Expected term	6.04 years	6.50 years	6.71 years
Expected stock price volatility	28.76%	27.66%	27.54%
Dividend yield	4.79%	2.30%	2.64%

The following table presents information related to the stock option plan for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2023	2022	2021
Intrinsic value of options exercised	$883	$1,225	$794
Cash received from options exercised	$1,350	$840	$1,279
Tax benefit from options exercised	$103	$46	$60
Weighted-average estimated fair value per share of options granted	$3.14	$5.03	$3.76

The following table represents stock option activity as of and for the period indicated:

	Year Ended December 31, 2023
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of year	566,637	$12.49	4.08 years	$2,946
Granted	208,000	$15.04	10.00 years
Exercised	(144,922)	$9.31	1.92 years
Forfeited	(15,000)	$20.96	2.18 years
Balance at end of year	614,715	$13.90	5.68 years	$2,788
Exercisable at end of year	345,715	$12.36	2.83 years	$2,087

The following table represents information regarding unvested stock options for the period indicated:

	Year Ended December 31, 2023
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	94,000	$18.95
Granted	208,000	$15.04
Vested	(23,000)	$18.64
Forfeited	(8,000)	$23.24
Balance at end of year	271,000	$15.85

Restricted Stock Awards
The Company also has granted RSAs to certain employees and officers. The RSAs are valued at the closing market price of the Company's stock on the grant date and generally have a three-to five-year vesting period. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, when vested. The following table represents RSAs activity for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	62,022	$16.59
Granted	3,300	$15.80
Vested	(23,161)	$14.77
Forfeited	(500)	$17.06
Outstanding at end of period	41,661	$17.53

Note 13. Employee Benefit Plans
The Company has adopted a defined contribution 401(k) plan for the benefit of its employees. The Company matches 75% of an employee’s contribution up to 8% of the employee’s salary each year. The Board of Directors may make a discretionary contribution to the plan annually. The Company’s contribution to the plan was $1.2 million, $1.1 million and $901 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 14. Income Taxes
The following table presents the components of income tax expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Current:
Federal	$5,506	$769	$12,117
State	2,948	1,475	6,692
Total current income tax expense	8,454	2,244	18,809
Deferred:
Federal	2,489	8,434	(1,428)
State	1,614	3,738	(525)
Total deferred income tax expense (benefit)	4,103	12,172	(1,953)
Total	$12,557	$14,416	$16,856

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal tax benefit	8.33%	8.34%	8.55%
Share-based compensation	0.05%	0.07%	0.05%
Bank-owned life insurance	(0.36)%	(0.30)%	(0.04)%
Other items, net	0.01%	0.07%	0.03%
Effective income tax rate	29.03%	29.18%	29.59%

The following table presents the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets as of the dates indicated:

	December 31,
($ in thousands)	2023	2022
Deferred tax assets:
ACL on loans	$8,105	$7,359
Share-based compensation	199	298
Unrealized loss on investment securities	3,783	4,459
Operating lease liabilities	5,928	2,009
State tax benefit	617	322
Other	931	511
Total deferred tax assets	19,563	14,958
Deferred tax liabilities:
Loans held-for-sale market adjustment
Depreciation on premises and equipment	843	1,051
Loans held-for-sale market adjustment	13,872	8,745
Deferred loan origination costs	75	98
Operating lease assets	5,567	1,876
Other	82	73
Total deferred tax liabilities	20,439	11,843
Deferred tax assets, net	$(876)	$3,115

The Company had no valuation allowance for deferred tax assets as of December 31, 2023 and 2022. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences become deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, and a valuation allowance was not necessary as of December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Company had no unrecognized tax benefits or related accrued interest. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income taxes. The Company does not expect the total amount of unrecognized tax benefit to significantly increase or decrease in the next twelve months.
The Company and the Bank are subject to U.S. federal and various state jurisdictions income tax examinations. As of December 31, 2023, the Company is no longer subject to examination by taxing authorities for tax years before 2020 for federal taxes and before 2019 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been immaterial to the Company’s financial results.
Note 15. Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share)	2023	2022	2021
Basic earnings per share:
Net income	$30,705	$34,987	$40,103
Less: income allocated to unvested restricted stock	(95)	(157)	(156)
Net income allocated to common stock	$30,610	$34,830	$39,947
Weighted-average total common shares outstanding	14,345,860	14,888,633	15,076,183
Less: weighted-average unvested restricted stock	(44,169)	(66,615)	(58,546)
Weighted-average common shares outstanding, basic	14,301,691	14,822,018	15,017,637
Basic earnings per share	$2.14	$2.35	$2.66
Diluted earnings per share:
Net income allocated to common stock	$30,610	$34,830	$39,947
Weighted-average commons shares outstanding	14,301,691	14,822,018	15,017,637
Diluted effect of stock options	116,247	243,157	236,183
Diluted weighted-average common shares outstanding	14,417,938	15,065,175	15,253,820
Diluted earnings per share	$2.12	$2.31	$2.62

There were 286,700, 65,000, and 65,000 stock options excluded in computing diluted earnings per share because they were anti-dilutive for years ended December 31, 2023, 2022, and 2021, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
	2023		2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,808	$347,652	$3,117	$251,178
Unfunded loan commitments	4,020	47,038	692	38,486
Standby letters of credit	4,638	1,786	2,989	1,901
Commercial letters of credit	—	160	—	502
Total	$11,466	$396,636	$6,798	$292,067

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million. As of December 31, 2023 and 2022, the Company maintained an ACL on off-balance sheet credit exposures of $1.3 million and $299 thousand in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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
On December 16, 2021, a complaint based on the incident was filed in the Los Angeles County Superior Court seeking damages, injunctive relief, and equitable relief. During the three months ended September 30, 2023, the Bank agreed to settle this matter in exchange for $700 thousand to the putative class members, including costs of settlement administration, and attorneys’ fees and costs. The Bank received preliminary court approval of the settlement and notice was provided to members of the proposed class during the three months ended September 30, 2023. However, due to the low claims rate by the members of the proposed class, Plaintiff had requested and the Court had agreed to extend the claims deadline for another 45 days. March 21, 2024 is now the new claims deadline. No new final approval hearing date has been set by the Court.
The Company expects that the full amount of the final settlement will be covered under the Company’s applicable insurance policies.

Note 17. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios minimums in order to avoid restrictions on dividend payments and certain incentive compensation payments. Management believes as of December 31, 2023 and 2022, the Bank met all capital adequacy requirements to which it is subject to. Under the Federal Reserve’s “Small Bank Holding Company” policy statement, as a bank holding company with less than $3 billion in assets, the Company is not currently subject to separate consolidated capital requirements. At such time as the Company reaches the $3 billion asset level, it will be subject to capital requirements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 7.73% and 8.07%, respectively, as of December 31, 2023, and 8.79% and 9.52%, respectively, as of December 31, 2022. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$288,174	12.23%	$106,043	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	386,125	16.39%	188,521	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	357,315	15.16%	141,391	6.0%	N/A	N/A
Tier 1 capital (to average assets)	357,315	13.43%	106,423	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$350,038	14.85%	$106,081	4.5%	$153,228	6.5%
Total capital (to risk-weighted assets)	378,849	16.07%	188,588	8.0%	235,735	10.0%
Tier 1 capital (to risk-weighted assets)	350,038	14.85%	141,441	6.0%	188,588	8.0%
Tier 1 capital (to average assets)	350,038	13.16%	106,421	4.0%	133,026	5.0%
December 31, 2022
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$276,360	13.29%	$93,554	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	370,742	17.83%	166,319	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	345,501	16.62%	124,739	6.0%	N/A	N/A
Tier 1 capital (to average assets)	345,501	14.33%	96,472	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$338,891	16.30%	$93,553	4.5%	$135,131	6.5%
Total capital (to risk-weighted assets)	364,132	17.52%	166,316	8.0%	207,895	10.0%
Tier 1 capital (to risk-weighted assets)	338,891	16.30%	124,737	6.0%	166,316	8.0%
Tier 1 capital (to average assets)	338,891	14.05%	96,469	4.0%	120,586	5.0%

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
The Federal Reserve, the FDIC and CDFPI periodically examine the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s or the Bank’s capital, to restrict growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place the Bank into receivership or conservatorship.
Note 18. Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$107	$90	$81
Account analysis fees	951	936	885
Non-sufficient funds charges	328	221	165
Other deposit related fees	89	79	64
Total service charges and fees on deposits	1,475	1,326	1,195
Debit card fees	339	335	306
Gain (loss) on sale of other real estate owned	—	152	74
Wire transfer fees	625	643	596
Other service charges	211	186	198
Total	$2,650	$2,642	$2,369

Note 19. Condensed Financial Statements for Parent Company
The parent company’s condensed statements of financial condition as of December 31, 2023 and 2022, and the related condensed statements of income and comprehensive income, and condensed statements of cash flows for the years ended December 31, 2023, 2022, and 2021 are presented below:
Condensed Balance Sheets

	December 31,
($ in thousands)	2023	2022
Assets
Cash	$7,297	$6,549
Investment in subsidiary	341,595	328,832
Other assets	56	61
Total assets	$348,948	$335,442
Liabilities and Shareholders’ Equity
Other liabilities	$76	$—
Total liabilities	76	—
Total shareholders’ equity	348,872	335,442
Total liabilities and shareholders’ equity	$348,948	$335,442

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Income:
Dividends from subsidiary	$18,846	$16,597	$18,375
Other income	6	—	—
Total income	18,852	16,597	18,375
Expense:
Other expense	1,014	912	753
Total expense	1,014	912	753
Income before taxes and equity in undistributed subsidiary income	17,838	15,685	17,622
Income tax benefit	(293)	(265)	(223)
Income before equity in undistributed subsidiary income	18,131	15,950	17,845
Equity in undistributed subsidiary income	12,574	19,037	22,258
Net income	30,705	34,987	40,103
Other comprehensive income (loss), net of tax	1,587	(10,665)	(1,802)
Comprehensive income	$32,292	$24,322	$38,301

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$30,705	$34,987	$40,103
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(12,574)	(19,037)	(22,258)
Change in other assets	5	(6)	(11)
Net cash provided by operating activities	18,136	15,944	17,834
Cash flows from investing activities:
Capital contribution to subsidiary	—	(69,141)	—
Net cash used in investing activities	—	(69,141)	—
Cash flows from financing activities:
Issuance of preferred stock	—	69,141	—
Stock options exercised	1,350	840	1,279
Restricted stock surrendered due to employee tax liability	(2)	(8)	(4)
Repurchase of common stock	(8,828)	(6,732)	(10,876)
Cash dividends paid on common stock	(9,908)	(8,946)	(6,655)
Net cash used in financing activities	(17,388)	54,295	(16,256)
Net increase in cash and cash equivalents	748	1,098	1,578
Cash and cash equivalents at beginning of year	6,549	5,451	3,873
Cash and cash equivalents at end of year	$7,297	$6,549	$5,451

Note 20. Subsequent Events
Dividend Declared on Common Stock. On January 25, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share for the first quarter of 2024. The dividend was paid on February 16, 2024, to shareholders of record as of the close of business on February 9, 2024.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, the Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.
Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, issued an audit report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The audit report is presented in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
As of January 1, 2023, the Company adopted the CECL model under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The Company made changes to the loan loss reserve policies, processes and controls and incorporated new policies, process and controls over the estimation of ACL as a result. New controls were established over the review of PD and LGD model to calculate cash flows, economic forecasting projections and historical loss rate model provided by an independent third party. There has been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On March 11, 2024, the Company’s Board of Directors amended and restated the Company’s bylaws (1) to make a technical correction to the provision fixing the range of authorized directors, which is no less than five nor more than nine, with the exact number of directors within such range to be fixed by resolution of the Board or shareholders and (2) to eliminate a provision enabling holders of its formerly outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Fixed Rate Cumulative Perpetual Preferred Stock, Series B to elect up to two representatives as directors of the Company. A copy of the Company’s bylaws as so amended and restated is filed as Exhibit 3.2 to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), which will be filed with the SEC not later than April 30, 2024.
The Company adopted a written Code of Ethics and Business Conduct based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics and Business Conduct applies to all of the Company’s directors, officers and employees. The full text of the Code is available on the Company’s website at www.mypcbbank.com, by clicking “About Us,” then “Investor Relations,” then “Corporate Governance” and then “Governance Documents.”
During the year ended December 31, 2023, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement which will be filed with the SEC not later than April 30, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement which will be filed with the SEC not later than April 30, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement which will be filed with the SEC not later than April 30, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement which will be filed with the SEC not later than April 30, 2024.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements: See Part II - Item 8. Financial Statements and Supplementary Data
(a)(2)    Financial Statement Schedule: All financial statements schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp*
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employment Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
21.1	Subsidiaries of the Registrant	10-K	001-38621	21.1	March 9, 2023
23.1	Consent of Crowe LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith
** Furnished herewith
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCB Bancorp

Date:	March 12, 2024	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Henry Kim	Director, President and Chief Executive Officer	March 12, 2024
	Henry Kim	(Principal Executive Officer)

By:	/s/ Timothy Chang	Executive Vice President and Chief Financial Officer	March 12, 2024
	Timothy Chang	(Principal Financial and Accounting Officer)

By:	/s/ Sang Young Lee	Chairman of the Board of Directors	March 12, 2024
Sang Young Lee

By:	/s/ Kijun Ahn	Director	March 12, 2024
Kijun Ahn

By:	/s/ Daniel Cho	Director	March 12, 2024
Daniel Cho

By:	/s/ Haeyoung Cho	Director	March 12, 2024
Haeyoung Cho

By:	/s/ Janice Chung	Director	March 12, 2024
Janice Chung

By:	/s/ Hong Kyun “Daniel” Park	Director	March 12, 2024
Hong Kyun “Daniel” Park

By:	/s/ Don Rhee	Director	March 12, 2024
Don Rhee