Form 10-Q
period 2024-03-31
PCB BANCORP
filed 2024-05-07
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of April 30, 2024, the registrant had outstanding 14,266,937 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
March 31, 2024

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other documents that we file with the United States (“U.S.”) Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$29,432	$26,518
Interest-bearing deposits in other financial institutions	210,359	215,824
Total cash and cash equivalents	239,791	242,342
Securities available-for-sale, at fair value (amortized cost of $152,649 and $156,175, respectively, and allowance for credit losses of $0 and $0, respectively, at March 31, 2024 and December 31, 2023)	138,170	143,323
Loans held-for-sale, at lower of cost or fair value	3,256	5,155
Loans held-for-investment, net of deferred fees and costs	2,397,964	2,323,452
Allowance for credit losses on loans	(28,332)	(27,533)
Net loans held-for-investment	2,369,632	2,295,919
Premises and equipment, net	8,892	5,999
Federal Home Loan Bank and other restricted stock, at cost	12,716	12,716
Other real estate owned, net	—	2,558
Bank-owned life insurance	31,045	30,817
Servicing assets	6,544	6,666
Operating lease assets	18,255	18,913
Accrued interest receivable	10,394	9,468
Other assets	15,597	15,630
Total assets	$2,854,292	$2,789,506
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$538,380	$594,673
Savings, NOW and money market accounts	483,607	421,203
Time deposits of $250,000 or less	771,303	760,034
Time deposits of more than $250,000	609,550	575,702
Total deposits	2,402,840	2,351,612
Federal Home Loan Bank advances	50,000	39,000
Deferred tax liabilities, net	266	876
Operating lease liabilities	19,555	20,137
Accrued interest payable and other liabilities	31,626	29,009
Total liabilities	2,504,287	2,440,634
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,263,791 and 14,260,440 shares issued and outstanding, respectively, and included 25,400 and 41,661 shares of unvested restricted stock, respectively, at March 31, 2024 and December 31, 2023	142,734	142,563
Retained earnings	148,209	146,092
Accumulated other comprehensive loss, net	(10,079)	(8,924)
Total shareholders’ equity	350,005	348,872
Total liabilities and shareholders’ equity	$2,854,292	$2,789,506

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$39,251	$31,229
Tax-exempt investment securities	28	34
Taxable investment securities	1,218	1,068
Other interest-earning assets	3,058	2,205
Total interest income	43,555	34,536
Interest expense:
Deposits	21,967	11,913
Other borrowings	589	209
Total interest expense	22,556	12,122
Net interest income	20,999	22,414
Provision (reversal) for credit losses	1,090	(2,778)
Net interest income after provision (reversal) for credit losses	19,909	25,192
Noninterest income:
Service charges and fees on deposits	378	344
Loan servicing income	919	860
Bank-owned life insurance income	228	180
Gain on sale of loans	1,078	1,309
Other income	342	328
Total noninterest income	2,945	3,021
Noninterest expense:
Salaries and employee benefits	9,218	8,928
Occupancy and equipment	2,358	1,896
Professional fees	1,084	732
Marketing and business promotion	319	372
Data processing	402	412
Director fees and expenses	232	180
Regulatory assessments	298	155
Other expense	2,441	1,079
Total noninterest expense	16,352	13,754
Income before income taxes	6,502	14,459
Income tax expense	1,817	4,162
Net income	$4,685	$10,297

Earnings per common share, basic	$0.33	$0.71
Earnings per common share, diluted	$0.33	$0.70

Weighted-average common shares outstanding, basic	14,235,419	14,419,155
Weighted-average common shares outstanding, diluted	14,330,204	14,574,929

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$4,685	$10,297
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(1,627)	2,028
Income tax benefit (expense) related to items of other comprehensive income (loss)	472	(599)
Total other comprehensive income (loss), net of tax	(1,155)	1,429
Total comprehensive income	$3,530	$11,726

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2023	69,141	14,625,474	$69,141	$149,631	$127,181	$(10,511)	$335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income
Net income	—	—	—	—	10,297	—	10,297
Other comprehensive income, net of tax	—	—	—	—	—	1,429	1,429
Repurchase of common stock	—	(385,381)	—	(6,845)	—	—	(6,845)
Share-based compensation expense	—	—	—	120	—	—	120
Stock options exercised	—	57,777	—	450	—	—	450
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,177)	—	(2,177)
Balance at March 31, 2023	69,141	14,297,870	$69,141	$143,356	$133,415	$(9,082)	$336,830

Balance at January 1, 2024	69,141	14,260,440	$69,141	$142,563	$146,092	$(8,924)	$348,872
Comprehensive income (loss)
Net income	—	—	—	—	4,685	—	4,685
Other comprehensive loss, net of tax	—	—	—	—	—	(1,155)	(1,155)
Share-based compensation expense	—	—	—	136	—	—	136
Stock options exercised	—	3,351	—	35	—	—	35
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,568)	—	(2,568)
Balance at March 31, 2024	69,141	14,263,791	$69,141	$142,734	$148,209	$(10,079)	$350,005

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$4,685	$10,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	551	559
Net amortization of premiums on securities	41	57
Net accretion of discounts on loans	(573)	(671)
Net accretion of deferred loan fees	(334)	(175)
Amortization of servicing assets	374	423
Provision (reversal) for credit losses	1,090	(2,778)
Bank-owned life insurance income	(228)	(180)
Deferred tax benefit	(138)	(449)
Stock-based compensation	136	120
Gain on sale of loans	(1,078)	(1,309)
Originations of loans held-for-sale	(19,075)	(22,741)
Proceeds from sales of and principal collected on loans held-for-sale	22,400	28,929
Change in accrued interest receivable and other assets	(2,117)	3,840
Change in accrued interest payable and other liabilities	2,512	2,296
Net cash provided by operating activities	8,246	18,218
Cash flows from investing activities
Purchase of securities available-for-sale	—	(4,908)
Proceeds from maturities and paydowns of securities available-for-sale	3,485	4,077
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	—	5,074
Net change in loans held-for-investment	(74,328)	(30,244)
Purchase of loans held-for-investment	—	(15,741)
Proceeds from sale of other real estate owned	2,571	—
Purchases of premises and equipment	(2,220)	(122)
Net cash used in investing activities	(70,492)	(41,864)
Cash flows from financing activities
Net change in deposits	51,228	95,706
Net change in short-term Federal Home Loan Bank advances	—	(20,000)
Proceeds from long-term Federal Home Loan Bank advances	50,000	—
Repayment of long-term Federal Home Loan Bank advances	(39,000)	—
Stock options exercised	35	450
Repurchase of common stock	—	(6,845)
Cash dividends paid on common stock	(2,568)	(2,177)
Net cash provided by financing activities	59,695	67,134
Net increase (decrease) in cash and cash equivalents	(2,551)	43,488
Cash and cash equivalents at beginning of period	242,342	147,031
Cash and cash equivalents at end of period	$239,791	$190,519

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Interest paid	$23,866	$7,954
Income taxes paid	14	56
Supplemental disclosures of non-cash investment activities:
Right of use assets obtained in exchange for lease obligations	$—	$195

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. The Company changed its subsidiary name from Pacific City Bank to PCB Bank on August 25, 2022. As of March 31, 2024, the Bank operated 11 full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and seven loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC. The December 31, 2023 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
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

Adopted Accounting Pronouncements
During the three months ended March 31, 2024, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
Recent Accounting Pronouncements Not Yet Adopted
The following recently issued accounting pronouncement applicable to the Company has not yet been adopted:
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 780) - Improvements to Income Tax Disclosures.” The amendments in this ASU requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. This ASU also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. This ASU is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will update its income tax disclosure upon adoption.

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
Fair value is measured on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate certain assets or liabilities for impairment or for disclosure purposes. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company records securities available-for-sale at fair value on a recurring basis. Certain other assets, such as loans held-for-sale, loans individually evaluated, servicing assets and other real estate owned (“OREO”) are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$100,183	$—	$100,183
Residential collateralized mortgage obligations	—	23,428	—	23,428
SBA loan pool securities	—	7,129	—	7,129
Municipal bonds	—	3,280	—	3,280
Corporate bonds	—	4,150	—	4,150
Total securities available-for-sale	—	138,170	—	138,170
Total assets measured at fair value on a recurring basis	$—	$138,170	$—	$138,170
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$104,091	$—	$104,091
Residential collateralized mortgage obligations	—	24,173	—	24,173
SBA loan pool securities	—	7,450	—	7,450
Municipal bonds	—	3,329	—	3,329
Corporate bonds	—	4,280	—	4,280
Total securities available-for-sale	—	143,323	—	143,323
Total assets measured at fair value on a recurring basis	$—	$143,323	$—	$143,323
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024
Loans individually evaluated:
Business property	$—	$—	$463	$463
Total loans individually evaluated	—	—	463	463
Total assets measured at fair value on a non-recurring basis	$—	$—	$463	$463
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2023
Loans individually evaluated:
Business property	$—	$—	$425	$425
Total loans individually evaluated	—	—	425	425
Total assets measured at fair value on a non-recurring basis	$—	$—	$425	$425
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
March 31, 2024
Loans individually evaluated:
Business property	$463	Fair value of collateral	NM	NM
December 31, 2023
Loans individually evaluated:
Business property	$425	Fair value of collateral	NM	NM

The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Loans individually evaluated:
Business property	$13	$(29)
Commercial and industrial	—	1,074
Net gains recognized	$13	$1,045

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Interest-bearing deposits in other financial institutions	$210,359	$210,359	$210,359	$—	$—
Securities available-for-sale	138,170	138,170	—	138,170	—
Loans held-for-sale	3,256	3,498	—	3,498	—
Net loans held-for-investment	2,369,632	2,285,874	—	—	2,285,874
Federal Home Loan Bank (“FHLB”) and other restricted stock	12,716	N/A	N/A	N/A	N/A
Accrued interest receivable	10,394	10,394	348	452	9,594
Financial liabilities:
Deposits	$2,402,840	$2,406,788	$—	$—	$2,406,788
FHLB advances	50,000	50,030	—	50,030	—
Accrued interest payable	16,742	16,742	—	46	16,696
December 31, 2023
Financial assets:
Interest-bearing deposits in other financial institutions	$215,824	$215,824	$215,824	$—	$—
Securities available-for-sale	143,323	143,323	—	143,323	—
Loans held-for-sale	5,155	5,472	—	5,472	—
Net loans held-for-investment	2,295,919	2,225,573	—	—	2,225,573
FHLB and other restricted stock	12,716	N/A	N/A	N/A	N/A
Accrued interest receivable	9,468	9,468	128	513	8,827
Financial liabilities:
Deposits	$2,351,612	$2,353,465	$—	$—	$2,353,465
FHLB advances	39,000	39,013	—	39,013	—
Accrued interest payable	18,052	18,052	—	192	17,860

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$111,860	$87	$(11,764)	$100,183
Residential collateralized mortgage obligations	25,002	54	(1,628)	23,428
SBA loan pool securities	7,480	3	(354)	7,129
Municipal bonds	3,307	3	(30)	3,280
Corporate bonds	5,000	—	(850)	4,150
Total securities available-for-sale	$152,649	$147	$(14,626)	$138,170
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$114,485	$199	$(10,593)	$104,091
Residential collateralized mortgage obligations	25,611	63	(1,501)	24,173
SBA loan pool securities	7,773	3	(326)	7,450
Municipal bonds	3,306	25	(2)	3,329
Corporate bonds	5,000	—	(720)	4,280
Total securities available-for-sale	$156,175	$290	$(13,142)	$143,323

As of March 31, 2024 and December 31, 2023, pledged securities were $74.5 million and $70.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $452 thousand and $513 thousand at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. government sponsored enterprise, in an amount greater than 10% of shareholder’s equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2024
($ in thousands)	Amortized Cost	Fair Value
Within one year	$862	$861
One to five years	82	80
Five to ten years	5,725	4,871
Greater than ten years	1,638	1,618
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	144,342	130,740
Total	$152,649	$138,170

The Company had no proceeds from sales and calls of securities available-for-sale for the three months ended March 31, 2024 or 2023.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$6,936	$(88)	10	$82,428	$(11,676)	112	$89,364	$(11,764)	122
Residential collateralized mortgage obligations	5,663	(41)	4	13,283	(1,587)	35	18,946	(1,628)	39
SBA loan pool securities	—	—	—	6,349	(354)	14	6,349	(354)	14
Municipal bonds	1,505	(27)	4	440	(3)	2	1,945	(30)	6
Corporate bonds	—	—	—	4,150	(850)	1	4,150	(850)	1
Total securities available-for-sale	$14,104	$(156)	18	$106,650	$(14,470)	164	$120,754	$(14,626)	182
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$9,252	$(41)	8	$78,958	$(10,552)	110	$88,210	$(10,593)	118
Residential collateralized mortgage obligations	5,660	(62)	4	13,919	(1,439)	35	19,579	(1,501)	39
SBA loan pool securities	—	—	—	6,627	(326)	14	6,627	(326)	14
Municipal bonds	81	—	1	362	(2)	1	443	(2)	2
Corporate bonds	—	—	—	4,280	(720)	1	4,280	(720)	1
Total securities available-for-sale	$14,993	$(103)	13	$104,146	$(13,040)	161	$119,139	$(13,142)	174

As of March 31, 2024, 94.6%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of March 31, 2024.
As of March 31, 2024, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	March 31, 2024	December 31, 2023
Commercial real estate:
Commercial property	$874,300	$855,270
Business property	578,903	558,772
Multifamily	131,742	132,500
Construction	29,212	24,843
Total commercial real estate	1,614,157	1,571,385
Commercial and industrial	371,934	342,002
Consumer:
Residential mortgage	389,888	389,420
Other consumer	21,985	20,645
Total consumer	411,873	410,065
Loans held-for-investment	2,397,964	2,323,452
Allowance for credit losses on loans	(28,332)	(27,533)
Net loans held-for-investment	$2,369,632	$2,295,919

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of March 31, 2024 and December 31, 2023, the Company had $109 thousand and $111 thousand of such loans outstanding, respectively,
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Provision (reversal) for credit losses on loans	$922	$(2,417)
Provision (reversal) for credit losses on off-balance sheet credit exposures	168	(361)
Total provision (reversal) for credit losses	$1,090	$(2,778)

The following table presents the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2024	$12,665	$4,739	$1,441	$135	$6,245	$2,226	$82	$27,533
Charge-offs	—	—	—	—	(155)	—	(30)	(185)
Recoveries	—	2	—	—	9	—	51	62
Provision (reversal) for credit losses on loans	(546)	73	(126)	(26)	1,489	108	(50)	922
Balance at March 31, 2024	$12,119	$4,814	$1,315	$109	$7,588	$2,334	$53	$28,332

Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	5	—	—	1,085	—	12	1,102
Provision (reversal) for credit losses on loans	1,736	(581)	(9)	5	(3,617)	57	(8)	(2,417)
Balance at March 31, 2023	$8,476	$6,069	$1,381	$156	$7,314	$1,214	$84	$24,694

The increase in overall ACL for the three months ended March 31, 2024 was primarily due to an increase in loans held-for-investment.
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

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of March 31, 2024 and gross write offs for the three months ended March 31, 2024. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
March 31, 2024
Commercial Real Estate:
Commercial property
Pass	$43,270	$153,834	$265,870	$155,402	$79,651	$158,912	$14,358	$—	$871,297
Special mention	—	—	—	481	—	240	—	—	721
Substandard	—	—	—	—	—	2,282	—	—	2,282
Doubtful	—	—	—	—	—	—	—	—	—
Total	$43,270	$153,834	$265,870	$155,883	$79,651	$161,434	$14,358	$—	$874,300
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$29,660	$102,866	$102,981	$159,474	$48,997	$125,262	$1,239	$4,298	$574,777
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	622	194	499	2,811	—	—	4,126
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,660	$102,866	$103,603	$159,668	$49,496	$128,073	$1,239	$4,298	$578,903
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$—	$14,173	$40,433	$42,565	$26,294	$8,277	$—	$—	$131,742
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$14,173	$40,433	$42,565	$26,294	$8,277	$—	$—	$131,742
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$7,348	$10,187	$—	$7,500	$4,177	$—	$—	$29,212
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$7,348	$10,187	$—	$7,500	$4,177	$—	$—	$29,212
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
March 31, 2024 (Continued)
Commercial and Industrial
Pass	$10,924	$76,833	$27,387	$11,165	$3,911	$13,931	$222,924	$3,558	$370,633
Special mention	—	—	—	—	380	—	—	—	380
Substandard	—	—	—	—	—	921	—	—	921
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,924	$76,833	$27,387	$11,165	$4,291	$14,852	$222,924	$3,558	$371,934
Current period gross write offs	$—	$—	$—	$150	$—	$5	$—	$—	$155
Consumer
Residential mortgage
Pass	$7,359	$78,711	$160,422	$77,750	$11,146	$54,064	$—	$—	$389,452
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	436	—	—	436
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,359	$78,711	$160,422	$77,750	$11,146	$54,500	$—	$—	$389,888
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$30	$4,195	$6,765	$2,760	$1,022	$288	$6,919	$—	$21,979
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	6	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30	$4,195	$6,765	$2,760	$1,028	$288	$6,919	$—	$21,985
Current period gross write offs	$—	$12	$15	$—	$3	$—	$—	$—	$30
Total loans held-for-investment
Pass	$91,243	$437,960	$614,045	$449,116	$178,521	$364,911	$245,440	$7,856	$2,389,092
Special mention	—	—	—	481	380	240	—	—	1,101
Substandard	—	—	622	194	505	6,450	—	—	7,771
Doubtful	—	—	—	—	—	—	—	—	—
Total	$91,243	$437,960	$614,667	$449,791	$179,406	$371,601	$245,440	$7,856	$2,397,964
Current period gross write offs	$—	$12	$15	$150	$3	$5	$—	$—	$185

The following table summarize the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2023. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Commercial Real Estate:
Commercial property
Pass	$154,563	$268,369	$155,817	$83,461	$70,425	$107,879	$8,807	$—	$849,321
Special mention	—	—	484	—	—	2,952	—	—	3,436
Substandard	—	—	—	—	311	2,202	—	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$154,563	$268,369	$156,301	$83,461	$70,736	$113,033	$8,807	$—	$855,270
Business property
Pass	$103,364	$103,549	$163,136	$50,362	$69,852	$59,765	$882	$4,327	$555,237
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	452	193	—	2,254	636	—	—	3,535
Doubtful	—	—	—	—	—	—	—	—	—
Total	$103,364	$104,001	$163,329	$50,362	$72,106	$60,401	$882	$4,327	$558,772
Multifamily
Pass	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Construction
Pass	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023 (Continued)
Commercial and Industrial
Pass	$77,957	$28,638	$11,950	$4,354	$6,323	$8,327	$198,010	$3,796	$339,355
Special mention	—	—	—	379	314	27	1,000	—	1,720
Substandard	—	—	—	—	142	785	—	—	927
Doubtful	—	—	—	—	—	—	—	—	—
Total	$77,957	$28,638	$11,950	$4,733	$6,779	$9,139	$199,010	$3,796	$342,002
Consumer
Residential mortgage
Pass	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Other consumer
Pass	$4,837	$7,527	$3,275	$1,326	$458	$7	$3,190	$—	$20,620
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	—	10	—	—	—	—	25
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,837	$7,542	$3,275	$1,336	$458	$7	$3,190	$—	$20,645
Total loans held-for-investment
Pass	$439,138	$621,555	$455,525	$184,838	$163,948	$227,280	$210,889	$8,123	$2,311,296
Special mention	—	—	484	379	314	2,979	1,000	—	5,156
Substandard	—	467	193	10	2,707	3,623	—	—	7,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	$439,138	$622,022	$456,202	$185,227	$166,969	$233,882	$211,889	$8,123	$2,323,452

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
March 31, 2024
Commercial real estate:
Commercial property	$932	$—	$—	$932	$—
Business property	3,455	740	277	3,455	277
Total commercial real estate	4,387	740	277	4,387	277
Commercial and industrial	111	45	26	66	—
Consumer:
Residential mortgage	436	—	—	436	—
Other consumer	6	6	—	—	—
Total consumer	442	6	—	436	—
Total	$4,940	$791	$303	$4,889	$277
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$958	$—
Business property	2,865	689	264	2,865	264
Total commercial real estate	3,823	689	264	3,823	264
Commercial and industrial	68	—	—	68	—
Consumer:
Other consumer	25	25	—	—	—
Total consumer	25	25	—	—	—
Total	$3,916	$714	$264	$3,891	$264

There were no nonaccrual loans guaranteed by a U.S. government agency at March 31, 2024 and December 31, 2023.

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

($ in thousands)	Hotel / Motel	Warehouse	Retail	Single Family Residential	Other	Total
March 31, 2024
Commercial real estate:
Commercial property	$932	$—	$—	$—	$—	$932
Business property	—	2,569	848	—	38	3,455
Total commercial real estate	932	2,569	848	—	38	4,387
Commercial and industrial	13	—	—	53	—	66
Consumer:
Residential mortgage	—	—	—	436	—	436
Total consumer	—	—	—	436	—	436
Total	$945	$2,569	$848	$489	$38	$4,889
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$—	$—	$958
Business property	—	2,137	689	—	39	2,865
Total commercial real estate	958	2,137	689	—	39	3,823
Commercial and industrial	13	—	—	55	—	68
Total	$971	$2,137	$689	$55	$39	$3,891

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
March 31, 2024
Commercial real estate:
Commercial property	$491	$427	$—	$918	$932	$—	$—	$932	$1,850
Business property	414	—	—	414	108	—	759	867	1,281
Total commercial real estate	905	427	—	1,332	1,040	—	759	1,799	3,131
Commercial and industrial	10	—	—	10	66	45	—	111	121
Consumer:
Residential mortgage	2,485	676	—	3,161	—	—	436	436	3,597
Other consumer	12	—	—	12	—	—	—	—	12
Total consumer	2,497	676	—	3,173	—	—	436	436	3,609
Total	$3,412	$1,103	$—	$4,515	$1,106	$45	$1,195	$2,346	$6,861
December 31, 2023
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$296	$—	$296	$296
Business property	560	—	—	560	—	39	168	207	767
Total commercial real estate	560	—	—	560	—	335	168	503	1,063
Commercial and industrial	217	—	—	217	—	—	—	—	217
Consumer:
Residential mortgage	604	—	—	604	—	—	—	—	604
Other consumer	13	34	—	47	—	15	3	18	65
Total consumer	617	34	—	651	—	15	3	18	669
Total	$1,394	$34	$—	$1,428	$—	$350	$171	$521	$1,949

Loan Modification
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or combination of at above mentioned modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
The following table presents loans that the borrowers were both experiencing financial difficulty and modified during the periods indicated by loan segments and modification type:

($ in thousands)	Interest Only	Total	Percentage to Each Loan Segment
Three months ended March 31, 2024
Commercial and industrial	$45	$45	0.1%
Total	$45	$45	0.1%
Three months ended March 31, 2023
Commercial and industrial	$11	$11	0.1%
Total	$11	$11	0.1%

The Company had no commitments to lend to the borrower included in the above table as of March 31, 2024. The loan was nonaccrual status as of March 31, 2024 and had no payment default after the modification.
Purchases, Sales, and Transfers
The Company had no loans that were transferred from loans held-for-investment to loans held-for-sale during the three months ended March 31, 2024 or 2023.
The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during three months ended March 31, 2024 or 2023.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Consumer:
Residential mortgage	$—	$15,741
Total consumer	—	15,741
Total	$—	$15,741

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	March 31, 2024	December 31, 2023
Commercial real estate:
Business property	$—	$2,802
Total commercial real estate	—	2,802
Commercial and industrial	3,256	2,353
Total	$3,256	$5,155

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

Note 5. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Balance at beginning of year	$2,558	$—
Sales	(2,558)	—
Balance at end of year	$—	$—

During the year ended December 31, 2023, the Company recognized an OREO of $2.6 million by transferring a SBA 7(a) loan of $593 thousand, of which its guaranteed portion was previously sold. The Company’s exposure was 25% of the OREO and the SBA was entitled to 75% of the sale price upon the sale of property. The Company sold the property during the three months ended March 31, 2024.
The following table presents activity in OREO valuation allowance for the periods indicated:

Three Months Ended March 31,
($ in thousands)	2024	2023
Balance at beginning of year	$—	$—
Additions	—	—
Net direct write-downs and removal from sale	—	—
Balance at end of year	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net (gain) loss on sales	$(13)	$—
Operating expenses, net of rental income	2	—
Total	$(11)	$—

The Company did not provide loans to finance the sale of its OREO properties during the three months ended March 31, 2024.

Note 6 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $19.4 million and $27.1 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.1 million and $1.3 million, respectively, during the three months ended March 31, 2024 and 2023. Loan servicing income was $919 thousand and $860 thousand for the three months ended March 31, 2024 and 2023, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	March 31, 2024				December 31, 2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$47	$5,985	$512	$6,544	$49	$6,135	$482	$6,666
Fair value	$111	$7,674	$772	$8,557	$104	$8,284	$728	$9,116
Discount rate	7.85%	12.14%	15.85%		9.93%	12.30%	15.46%
Prepayment speed	12.14%	19.08%	14.05%		12.75%	16.71%	13.97%
Weighted-average remaining life	19.5 years	20.9 years	7.3 years		19.8 years	21.0 years	7.1 years
Underlying loans being serviced	$10,364	$465,756	$63,919	$540,039	$10,666	$461,300	$60,265	$532,231

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended March 31,
	2024				2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$49	$6,135	$482	$6,666	$64	$6,831	$452	$7,347
Additions	—	177	75	252	—	376	45	421
Amortization	(2)	(327)	(45)	(374)	(7)	(365)	(51)	(423)
Balance at end of period	$47	$5,985	$512	$6,544	$57	$6,842	$446	$7,345

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Operating lease cost (1)	$943	$743
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$875	$810
Right of use assets obtained in exchange for lease obligations	$—	$195

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	March 31, 2024	December 31, 2023
Operating leases:
Operating lease assets	$18,255	$18,913
Operating lease liabilities	$19,555	$20,137
Weighted-average remaining lease term	8.1 years	8.3 years
Weighted-average discount rate	4.66%	4.63%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	March 31, 2024
Maturities:
2024	$2,564
2025	3,301
2026	2,932
2027	2,543
2028	2,416
After 2028	10,695
Total lease payment	24,451
Imputed Interest	(4,896)
Present value of operating lease liabilities	$19,555

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had a term FHLB advance of $50.0 million with an interest rate of 5.59% and a maturity date of June 26, 2024 (term of 92 days) as of March 31, 2024. At December 31, 2023, the Company had a term FHLB advance of $39.0 million with an interest rate of 5.63% and a maturity date of February 21, 2024 (term of 92 days). The Bank repaid the advance upon maturity.
At March 31, 2024 and December 31, 2023, loans pledged to secure borrowings from the FHLB were $0.97 billion and $1.04 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $12.5 million and $12.5 million at March 31, 2024 and December 31, 2023, respectively. The Company had additional borrowing capacity of $642.7 million and $603.0 million from the FHLB as of March 31, 2024 and December 31, 2023, respectively.
Other Borrowing Arrangements
At March 31, 2024, the Company had $574.2 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $728.2 million with no outstanding borrowings. In addition, the Company may borrow up to approximately $65.0 million overnight federal funds lines with correspondent financial institutions at March 31, 2024.
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
The Company expects to pay the initial quarterly dividend at an annualized rate of 2% beginning in the second quarter of 2024.
Stock Repurchases
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
The Company did not repurchase any shares of common stock during the three months ended March 31, 2024. As of March 31, 2024, the Company is authorized to purchase 592,724 additional shares under the 2023 stock repurchase program, which expires on August 2, 2024.

Note 10 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of March 31, 2024, there were 489,000 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Share-based compensation expense related to:
Stock options	$72	$36
Restricted stock awards	64	84
Total share-based compensation expense	$136	$120
Related tax benefits	$34	$25

The following table presents unrecognized share-based compensation expense as of the date indicated:

	March 31, 2024
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$712	2.6 years
Restricted stock awards	397	2.5 years
Total unrecognized share-based compensation expense	$1,109	2.6 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended March 31, 2024
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	614,715	$13.90	5.7 years	$2,788
Exercised	(3,351)	$10.33	1.6 years
Outstanding at end of period	611,364	$13.91	5.5 years	$1,477
Exercisable at end of period	356,364	$12.49	2.8 years	$1,368

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended March 31,
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	271,000	$15.85
Vested	(16,000)	$14.96
Outstanding at end of period	255,000	$15.90

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended March 31,
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	41,661	$17.53
Vested	(16,261)	$13.93
Outstanding at end of period	25,400	$19.84

Note 11 - Income Taxes
Income tax expense was $1.8 million and $4.2 million, respectively, and the effective tax rate was 27.9% and 28.8%, respectively, for the three months ended March 31, 2024 and 2023.
At March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of March 31, 2024, the Company is no longer subject to examination by taxing authorities for tax years before 2020 for federal taxes and before 2019 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.
Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
($ in thousands, except per share)	2024	2023
Basic earnings per share:
Net income	$4,685	$10,297
Less: income allocated to unvested restricted stock	(9)	(33)
Net income allocated to common stock	$4,676	$10,264
Weighted-average total common shares outstanding	14,262,235	14,465,833
Less: weighted-average unvested restricted stock	(26,816)	(46,678)
Weighted-average common shares outstanding, basic	14,235,419	14,419,155
Basic earnings per share	$0.33	$0.71
Diluted earnings per share:
Net income allocated to common stock	$4,676	$10,264
Weighted-average common shares outstanding, basic	14,235,419	14,419,155
Diluted effect of stock options	94,785	155,774
Weighted-average common shares outstanding, diluted	14,330,204	14,574,929
Diluted earnings per share	$0.33	$0.70

There were 263,000 and 93,700 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended March 31, 2024 and 2023, respectively.

Note 13 - Off-Balance Sheet Credit Exposures, Commitments and Other Contingencies
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and letters of credit. Those instruments involve to varying degrees, elements of credit, and interest rate risk not recognized in the Company’s consolidated financial statements.
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	March 31, 2024		December 31, 2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$8,586	$375,447	$2,808	$347,652
Unfunded loan commitments	1,592	42,979	4,020	47,038
Standby letters of credit	—	6,423	4,638	1,786
Commercial letters of credit	—	135	—	160
Total	$10,178	$424,984	$11,466	$396,636

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million on January 1, 2023. As of March 31, 2024 and December 31, 2023, the Company maintained an ACL on off-balance sheet credit exposures of $1.4 million and $1.3 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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
On December 16, 2021, a complaint based on the incident was filed in the Los Angeles County Superior Court seeking damages, injunctive relief, and equitable relief. During the three months ended September 30, 2023, the Bank agreed to settle this matter in exchange for $700 thousand to the putative class members, including costs of settlement administration, and attorneys’ fees and costs. The Bank received preliminary court approval of the settlement and notice was provided to members of the proposed class during the three months ended September 30, 2023. The court has scheduled a final approval hearing for May 30, 2024.
The Company expects that the full amount of the final settlement will be covered under the Company’s applicable insurance policies.

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of March 31, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it is subject. Under the Federal Reserve’s “Small Bank Holding Company” policy, the Company is not currently subject to separate minimum capital requirements under the Basel III rules. At such time as the Company reaches the $3 billion asset level, it will be subject to capital measurements under the Basel III rules independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 7.38% and 7.58%, respectively, as of March 31, 2024, and 7.73% and 8.07%, respectively, as of December 31, 2023. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$290,431	11.88%	$109,998	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	389,349	15.93%	195,552	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	359,572	14.71%	146,664	6.0%	N/A	N/A
Tier 1 capital (to average assets)	359,572	12.73%	112,954	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$351,242	14.37%	$109,997	4.5%	$158,885	6.5%
Total capital (to risk-weighted assets)	381,020	15.59%	195,550	8.0%	244,438	10.0%
Tier 1 capital (to risk-weighted assets)	351,242	14.37%	146,663	6.0%	195,550	8.0%
Tier 1 capital (to average assets)	351,242	12.44%	112,953	4.0%	141,191	5.0%
December 31, 2023
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$288,174	12.23%	$106,043	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	386,125	16.39%	188,521	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	357,315	15.16%	141,391	6.0%	N/A	N/A
Tier 1 capital (to average assets)	357,315	13.43%	106,423	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$350,038	14.85%	$106,081	4.5%	$153,228	6.5%
Total capital (to risk-weighted assets)	378,849	16.07%	188,588	8.0%	235,735	10.0%
Tier 1 capital (to risk-weighted assets)	350,038	14.85%	141,441	6.0%	188,588	8.0%
Tier 1 capital (to average assets)	350,038	13.16%	106,421	4.0%	133,026	5.0%

The California Financial Code provides that a bank generally may not make a cash distribution to its shareholders in excess of the lesser of the bank’s undivided profits or the bank’s net income for its last three fiscal years less the amount of any distribution made to the bank’s shareholders during the same period. This law limits the distributions the Bank is permitted to make to the Company. As a California corporation, the Company is subject to the limitations of the California Corporations Code, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a balance sheet test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Under the balance sheet test, the Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test.

The Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Protection and Innovation (the “CDFPI”) periodically examine the Company, the Bank and their businesses, including for compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s or the Bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of their operations had become unsatisfactory, or that the Company or the Bank was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s or the Bank’s capital, to restrict growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place the Bank into receivership or conservatorship.
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$31	$26
Account analysis fees	234	225
Non-sufficient funds charges	89	72
Other deposit related fees	24	21
Total service charges and fees on deposits	378	344
Debit card fees	81	73
Gain (loss) on sale of other real estate owned	13	—
Wire transfer fees	141	144
Other service charges	58	48
Total	$671	$609

Note 16 - Subsequent Events
Dividend Declared on Common Stock
On April 25, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on or about May 17, 2024, to shareholders of record as of the close of business on May 10, 2024.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three months ended March 31, 2024. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2023 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
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
Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts.
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
Within the various economic scenarios considered as of March 31, 2024, the quantitative estimate of the ACL would increase by approximately $7.5 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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

	Three Months Ended March 31,
($ in thousands)	2024	2023
Average total shareholders' equity	$349,644	$335,169
Less: average preferred stock	69,141	69,141
Average tangible common equity	$280,503	$266,028
Net income	$4,685	$10,297
Annualized return on average shareholders’ equity	5.39%	12.46%
Annualized return on average tangible common equity	6.72%	15.70%

($ in thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Total shareholders' equity	$350,005	$348,872	$336,830
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$280,864	$279,731	$267,689
Outstanding common shares	14,263,791	14,260,440	14,297,870
Book value per common share	$24.54	$24.46	$23.56
Tangible common equity per common share	$19.69	$19.62	$18.72
Total assets	$2,854,292	$2,789,506	$2,500,524
Total shareholders' equity to total assets	12.26%	12.51%	13.47%
Tangible common equity to total assets	9.84%	10.03%	10.71%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2024	2023
Selected balance sheet data:
Cash and cash equivalents	$239,791	$190,519
Securities available-for-sale	138,170	144,665
Loans held-for-sale	3,256	14,352
Loans held-for-investment	2,397,964	2,092,442
ACL on loans	(28,332)	(24,694)
Total assets	2,854,292	2,500,524
Total deposits	2,402,840	2,141,689
Shareholders’ equity	350,005	336,830
Selected income statement data:
Interest income	$43,555	$34,536
Interest expense	22,556	12,122
Net interest income	20,999	22,414
Provision (reversal) for credit losses	1,090	(2,778)
Noninterest income	2,945	3,021
Noninterest expense	16,352	13,754
Income before income taxes	6,502	14,459
Income tax expense	1,817	4,162
Net income	4,685	10,297
Per share data:
Earnings per common share, basic	$0.33	$0.71
Earnings per common share, diluted	0.33	0.70
Book value per common share (1)	24.54	23.56
Tangible common equity per common share (9)	19.69	18.72
Cash dividends declared per common share	0.18	0.15
Outstanding share data:
Number of common shares outstanding	14,263,791	14,297,870
Weighted-average common shares outstanding, basic	14,235,419	14,419,155
Weighted-average common shares outstanding, diluted	14,330,204	14,574,929
Selected performance ratios:
Return on average assets (2)	0.67%	1.69%
Return on average shareholders’ equity (2)	5.39%	12.46%
Dividend payout ratio (3)	54.55%	21.13%
Efficiency ratio (4)	68.29%	54.08%
Yield on average interest-earning assets (2)	6.42%	5.83%
Cost of average interest-bearing liabilities (2)	4.85%	3.45%
Net interest spread (2)	1.57%	2.38%
Net interest margin (2), (5)	3.10%	3.79%
Total loans to total deposits ratio (6)	99.93%	98.37%

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2024	2023
Asset quality:
Loans 30 to 89 days past due and still accruing	$4,515	$792
Nonperforming loans (7)	4,940	2,960
Nonperforming assets (8)	4,940	2,960
Net charge-offs (recoveries)	123	(1,102)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.19%	0.04%
Nonperforming loans to loans held-for-investment	0.21%	0.14%
Nonperforming loans to ACL on loans	17.44%	11.99%
Nonperforming assets to total assets	0.17%	0.12%
ACL on loans to loans held-for-investment	1.18%	1.18%
ACL on loans to nonperforming loans	573.52%	834.26%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.02%	(0.22)%
Capital ratios:
Shareholders’ equity to total assets	12.26%	13.47%
Tangible common equity to total assets (9)	9.84%	10.71%
Average shareholders’ equity to average total assets	12.44%	13.56%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.88%	13.09%
Total capital (to risk-weighted assets)	15.93%	17.61%
Tier 1 capital (to risk-weighted assets)	14.71%	16.37%
Tier 1 capital (to average assets)	12.73%	13.90%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	14.37%	16.03%
Total capital (to risk-weighted assets)	15.59%	17.27%
Tier 1 capital (to risk-weighted assets)	14.37%	16.03%
Tier 1 capital (to average assets)	12.44%	13.62%

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

Executive Summary
Q1 2024 Financial Highlights
•Net income was $4.7 million for the three months ended March 31, 2024, a decrease of $5.6 million, or 54.5%, from $10.3 million for the three months ended March 31, 2023;
▪Recorded a provision (reversal) for credit losses of $1.1 million for the three months ended March 31, 2024 compared with $(2.8) million for the three months ended March 31, 2023.
▪ACL on loan to loans held-for-investment ratio was 1.18% at March 31, 2024 compared with 1.19% at December 31, 2023.
•Net interest income was $21.0 million for the three months ended March 31, 2024 compared with $22.4 million for the three months ended March 31, 2023. Net interest margin was 3.10% for the three months ended March 31, 2024 compared with 3.79% for the three months ended March 31, 2023.
•Gain on sale of loans was $1.1 million for the three months ended March 31, 2024 compared with $1.3 million for the three months ended March 31, 2023.
•Total assets were $2.85 billion at March 31, 2024, an increase of $64.8 million, or 2.3%, from $2.79 billion at December 31, 2023;
•Loans held-for-investment were $2.40 billion at March 31, 2024, an increase of $74.5 million, or 3.2%, from $2.32 billion at December 31, 2023; and
•Total deposits were $2.40 billion at March 31, 2024, an increase of $51.2 million, or 2.2%, from $2.35 billion at December 31, 2023.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
	2024			2023
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,370,027	$39,251	6.66%	$2,072,415	$31,229	6.11%
Mortgage backed securities	101,852	839	3.31%	97,578	683	2.84%
Collateralized mortgage obligation	23,763	254	4.30%	26,743	256	3.88%
SBA loan pool securities	7,317	78	4.29%	9,027	82	3.68%
Municipal bonds - tax exempt (2)	3,300	28	3.41%	4,221	34	3.27%
Corporate bonds	4,227	47	4.47%	4,510	47	4.23%
Interest-bearing deposits in other financial institutions	204,286	2,776	5.47%	176,626	2,023	4.65%
FHLB and other bank stock	12,716	282	8.92%	10,183	182	7.25%
Total interest-earning assets	2,727,488	43,555	6.42%	2,401,303	34,536	5.83%
Noninterest-earning assets:
Cash and due from banks	21,365			21,155
Allowance for credit losses on loans	(27,577)			(26,757)
Other assets	88,532			75,175
Total noninterest earning assets	82,320			69,573
Total assets	$2,809,808			$2,470,876
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$453,801	4,665	4.13%	$485,962	3,445	2.87%
Savings	6,196	4	0.26%	8,099	5	0.25%
Time deposits	1,367,212	17,298	5.09%	916,751	8,463	3.74%
Borrowings	42,187	589	5.62%	15,811	209	5.36%
Total interest-bearing liabilities	1,869,396	22,556	4.85%	1,426,623	12,122	3.45%
Noninterest-bearing liabilities:
Demand deposits	542,811			687,575
Other liabilities	47,957			21,509
Total noninterest-bearing liabilities	590,768			709,084
Total liabilities	2,460,164			2,135,707
Shareholders’ equity	349,644			335,169
Total liabilities and shareholders’ equity	$2,809,808			$2,470,876
Net interest income		$20,999			$22,414
Net interest spread (3)			1.57%			2.38%
Net interest margin (4)			3.10%			3.79%
Cost of deposits			3.73%			2.30%
Cost of funds (5)			3.76%			2.33%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $334 thousand and $175 thousand, respectively, and net accretion of discount on loans of $573 thousand and $671 thousand, respectively, are included in the interest income for the three months ended March 31, 2024 and 2023.
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

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate
Interest earned on:
Total loans	$4,674	$3,348	$8,022
Investment securities	(14)	158	144
Other interest-earning assets	367	486	853
Total interest income	5,027	3,992	9,019
Interest incurred on:
Savings, NOW, and money market deposits	(246)	1,465	1,219
Time deposits	4,227	4,608	8,835
Borrowings	353	27	380
Total interest expense	4,334	6,100	10,434
Change in net interest income	$693	$(2,108)	$(1,415)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Interest and dividend income:
Loans, including fees	$39,251	$31,229	$8,022	25.7%
Investment securities	1,246	1,102	144	13.1%
Other interest-earning assets	3,058	2,205	853	38.7%
Total interest income	43,555	34,536	9,019	26.1%
Interest expense:
Deposits	21,967	11,913	10,054	84.4%
Borrowings	589	209	380	181.8%
Total interest expense	22,556	12,122	10,434	86.1%
Net interest income	$20,999	$22,414	$(1,415)	(6.3)%

Net interest income decreased primarily due to a 31.0% increase in average balance of interest-bearing liabilities and a 140 basis point increase in average cost, partially offset by a 13.6% increase in average balance of interest-earning assets and a 59 basis point increase in average yield.
Interest and fees on loans increased primarily due to a 14.4% increase in average balance and a 55 basis point increase in average yield. The increase in average yield was primarily due to increases in overall interest rates on loans and net amortization of deferred loan fees, partially offset by a decrease in net accretion of discount on loans.
Interest on investment securities increased primarily due to a 42 basis point increase in average yield, partially offset by a 1.1% decrease in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the three months ended March 31, 2024 and 2023, the average yield on total investment securities was 3.57% and 3.15%, respectively.
Interest income on other interest-earning assets increased primarily due to a 16.2% increase in average balance and an 88 basis point increase in average yield. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank and dividends received on FHLB stock. For the three months ended March 31, 2024 and 2023, the average yield on total other interest-earning assets was 5.67% and 4.79%, respectively.

Interest expense on deposits increased primarily due to a 29.5% increase in average balance of interest-bearing deposits and a 142 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the three months ended March 31, 2024 and 2023, average cost on total interest-bearing deposits was 4.84% and 3.42%, respectively, and average cost on total deposits were 3.73% and 2.30%, respectively.
Interest expense on borrowings increased primarily due to a 166.8% increase in average balance and a 26 basis point increase in average cost of interest-bearing deposits. The increase in average cost was primarily due to an increase in market rates.
Provision (reversal) for Credit Losses
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Provision (reversal) for credit losses on loans	$922	$(2,417)	$3,339	(138.1)%
Provision (reversal) for credit losses on off-balance sheet credit exposure	168	(361)	529	(146.5)%
Total provision for credit losses	$1,090	$(2,778)	$3,868	(139.2)%

The provision for credit losses for the three months ended March 31, 2024 was primarily due to an increase in loans held-for-investment and reserve related to qualitative adjustment factors, partially offset by a decrease in quantitatively measured loss reserve requirement. See further discussion in “Allowance for Credit Losses.”
Noninterest Income
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Service charges and fees on deposits	$378	$344	$34	9.9%
Loan servicing income	919	860	59	6.9%
Bank-owned life insurance income	228	180	48	26.7%
Gain on sale of loans	1,078	1,309	(231)	(17.6)%
Other income	342	328	14	4.3%
Total noninterest income	$2,945	$3,021	$(76)	(2.5)%

Loan servicing income increased primarily due to a decrease in servicing asset amortization. Servicing asset amortization was $374 thousand and $424 thousand, respectively, for the three months ended March 31, 2024 and 2023.
Gain on sale of loans decreased primarily due to a decrease in sales volume, partially offset by an increase in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $19.4 million with a gain of $1.1 million during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold SBA loans of $27.1 million with a gain of $1.3 million.
Other income primarily included wire transfer fees of $141 thousand and $144 thousand, respectively, and debit card interchange fees of $81 thousand and $73 thousand, respectively, for the three months ended March 31, 2024 and 2023.

Noninterest Expense
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Salaries and employee benefits	$9,218	$8,928	$290	3.2%
Occupancy and equipment	2,358	1,896	462	24.4%
Professional fees	1,084	732	352	48.1%
Marketing and business promotion	319	372	(53)	(14.2)%
Data processing	402	412	(10)	(2.4)%
Director fees and expenses	232	180	52	28.9%
Regulatory assessments	298	155	143	92.3%
Other expenses	2,441	1,079	1,362	126.2%
Total noninterest expense	$16,352	$13,754	$2,598	18.9%

Salaries and employee benefits increased primarily due to increases in salaries and incentives tied to the sales of SBA loans originated at LPOs, partially offset by decreases in bonus and vacation accruals. The number of full-time equivalent employees was 272 at March 31, 2024 compared to 276 at March 31, 2023.
Occupancy and equipment increased primarily due to an expansion of headquarters location in the second half of 2023 and the preparation of a relocation of a regional office and two branches into one location in Orange County, California.
Professional fees increased primarily due to increases in professional fees related to a core system conversion that was completed in April 2024.
Marketing and business promotion expense decreased primarily due to a decrease in advertisements.
Regulatory assessments increased primarily due to an increase in the balance sheet.
Other expenses primarily included $94 thousand and $124 thousand in loan related expenses, $515 thousand and $509 thousand in office expense, and $204 thousand and $179 thousand in armed guard expense for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company recognized a termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guaranty.
Income Tax Expense
Income tax expense was $1.8 million and $4.2 million, respectively, and the effective tax rate was 27.9% and 28.8%, respectively, for the three months ended March 31, 2024 and 2023.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$111,860	$100,183	$(11,677)	$114,485	$104,091	$(10,394)
Residential collateralized mortgage obligations	25,002	23,428	(1,574)	25,611	24,173	(1,438)
SBA loan pool securities	7,480	7,129	(351)	7,773	7,450	(323)
Municipal bonds	3,307	3,280	(27)	3,306	3,329	23
Corporate bonds	5,000	4,150	(850)	5,000	4,280	(720)
Total securities available-for-sale	$152,649	$138,170	$(14,479)	$156,175	$143,323	$(12,852)

Total investment securities were $138.2 million at March 31, 2024, a decrease of $5.2 million, or 3.6%, from $143.3 million at December 31, 2023. The decrease was primarily due to principal paydowns of $3.5 million, net premium amortization of $41 thousand and a decrease in fair value of securities available-for-sale of $1.6 million.
As of March 31, 2024, 94.6%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses did not warrant an ACL as of March 31, 2024.
As of March 31, 2024, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	March 31, 2024
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$2	1.25%	$1,653	1.67%	$5,708	2.00%	$104,497	3.00%	$111,860	2.93%
Residential collateralized mortgage obligations	—	—%	1,796	4.34%	5,483	6.00%	17,723	3.38%	25,002	4.03%
SBA loan pool securities	—	—%	682	4.72%	3,105	3.49%	3,693	4.20%	7,480	3.95%
Municipal bonds	862	3.27%	82	2.99%	725	3.50%	1,638	3.54%	3,307	3.44%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$864	3.26%	$4,213	3.33%	$20,021	3.82%	$127,552	3.10%	$152,649	3.20%

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
Loans held-for-sale were $3.3 million at March 31, 2024, a decrease of $1.9 million, or 36.8%, from $5.2 million at December 31, 2023. The decrease was primarily due to sales of $19.4 million and pay-offs and pay-downs of $1.6 million, partially offset by new funding of $19.1 million.

Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	March 31, 2024		December 31, 2024
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$874,300	36.5%	$855,270	36.8%
Business property	578,903	24.1%	558,772	24.0%
Multifamily	131,742	5.5%	132,500	5.7%
Construction	29,212	1.2%	24,843	1.1%
Total commercial real estate	1,614,157	67.3%	1,571,385	67.6%
Commercial and industrial	371,934	15.5%	342,002	14.7%
Consumer:
Residential mortgage	389,888	16.3%	389,420	16.8%
Other consumer	21,985	0.9%	20,645	0.9%
Total consumer	411,873	17.2%	410,065	17.7%
Loans held-for-investment	$2,397,964	100.0%	$2,323,452	100.0%
Allowance for credit losses on loans	(28,332)		(27,533)
Net loans held-for-investment	$2,369,632		$2,295,919

ACL on loans to loans held-for-investment	1.18%		1.19%

Loans held-for-investment were $2.40 billion at March 31, 2024, an increase of $74.5 million, or 3.2%, from $2.32 billion at December 31, 2023. The increase was primarily due to new funding and advances of $468.6 million, partially offset by paydowns and payoffs of $393.9 million.
The following table presents activities in ACL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
ACL on loans
Balance at beginning of period	$27,533	$24,942
Impact of ASC 326 adoption	—	1,067
Charge-offs	(185)	—
Recoveries	62	1,102
Provision (reversal) for credit losses on loans	922	(2,417)
Balance at end of period	$28,332	$24,694
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,277	$299
Impact of ASC 326 adoption	—	1,607
Provision (reversal) for credit losses on off-balance sheet credit exposure	168	(361)
Balance at end of period	$1,445	$1,545

The increase in ACL for the three months ended March 31, 2024 was primarily due to an increase in loans held-for-investment and reserve related to qualitative adjustment factors, partially offset by a decrease in quantitatively measured loss reserve requirement. The decrease in the quantitatively measured loss reserve requirement was primarily due to the improved economic forecasts by the FOMC. The projected 2024 year-end national unemployment rate improved from 4.1% in the December 2023 FOMC meeting to 4.0% in the March 2024 meeting. The projected year-over-year change in real GDP improved from 1.4% in the December 2023 meeting to 2.1% in the March 2024 meeting. These improved macroeconomic projections resulted in the decreases of PD and LGD rates across majority of the loan segments leading to lower overall expected loss measurements. Management believes that the projections used are reasonable and aligns with the Company’s expectation of the economic environment over the next 4 quarters.

The following tables present net charge-offs (recoveries) as a percentage to the average loan held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended March 31,
	2024			2023
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$860,145	$—	—%	$771,809	$—	—%
Business property	573,133	(2)	(0.01)%	524,396	(5)	(0.01)%
Multifamily	134,333	—	—%	125,129	—	—%
Construction	26,790	—	—%	17,831	—	—%
Total commercial real estate	1,594,401	(2)	(0.01)%	1,439,165	(5)	(0.01)%
Commercial and industrial	354,966	146	0.16%	249,913	(1,085)	(1.74)%
Consumer:
Residential mortgage	389,280	—	—%	336,263	—	—%
Other consumer	21,052	(21)	(0.40)%	22,545	(12)	(0.12)%
Total consumer	410,332	(21)	(0.02)%	358,808	(12)	(0.01)%
Total	$2,359,699	$123	0.02%	$2,047,886	$(1,102)	(0.22)%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2024	December 31, 2023	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$932	$958	$(26)	(2.7)%
Business property	3,455	2,865	590	20.6%
Total commercial real estate	4,387	3,823	564	14.8%
Commercial and industrial	111	68	43	63.2%
Consumer:
Residential mortgage	436	—	436	—%
Other consumer	6	25	(19)	(76.0)%
Total consumer	442	25	417	1,668.0%
Total nonaccrual loans	4,940	3,916	1,024	26.1%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans	4,940	3,916	1,024	26.1%
Other real estate owned	—	2,558	(2,558)	(100.0)%
Nonperforming assets	$4,940	$6,474	$(1,534)	(23.7)%

Nonaccrual loans to loans held-for-investment	0.21%	0.17%
Nonperforming assets to total assets	0.17%	0.23%
ACL on loans to nonaccrual loans	573.52%	703.09%

The increase in nonaccrual loans held-for-investment was primarily due to loans placed on nonaccrual status of $1.2 million during the three months ended March 31, 2024.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $120 thousand would have been recorded during the three months ended March 31, 2024 had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	March 31, 2024	December 31, 2023	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$538,380	$594,673	$(56,293)	(9.5)%
Interest-bearing deposits:
Savings	6,153	6,846	(693)	(10.1)%
NOW	16,232	16,825	(593)	(3.5)%
Retail money market accounts	461,221	397,531	63,690	16.0%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	471,528	456,293	15,235	3.3%
More than $250,000	549,550	515,702	33,848	6.6%
Brokered time deposits	299,775	303,741	(3,966)	(1.3)%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	1,864,460	1,756,939	107,521	6.1%
Total deposits	$2,402,840	$2,351,612	$51,228	2.2%

Total deposits not covered by deposit insurance	$1,017,696	$954,591	63,105	6.6%
Time deposits not covered by deposit insurance	$432,582	$408,637	23,945	5.9%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to interest-bearing deposits. To retain existing and attract new customers, the Bank offers competitive rates on deposit products.
The increase in retail time deposits was primarily due to new accounts of $123.2 million and renewals of the matured accounts of $259.1 million, partially offset by matured and closed accounts of $341.9 million.
As of March 31, 2024 and December 31, 2023, total deposits were comprised of 22.4% and 25.3%, respectively, of noninterest-bearing demand accounts, 20.1% and 17.9%, respectively, of savings, NOW and money market accounts, and 57.5% and 56.8%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.2 million and $2.8 million, respectively, at March 31, 2024 and December 31, 2023.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
March 31, 2024
Time deposits of $250,000 or less	$238,425	$202,420	$328,328	$2,130	$771,303
Time deposits of more than $250,000	176,091	62,924	369,535	1,000	609,550
Total	$414,516	$265,344	$697,863	$3,130	$1,380,853
Not covered by deposit insurance	$142,848	$42,679	$246,570	$485	$432,582
December 31, 2023
Time deposits of $250,000 or less	$316,356	$165,091	$276,145	$2,442	$760,034
Time deposits of more than $250,000	207,539	140,583	224,557	3,023	575,702
Total	$523,895	$305,674	$500,702	$5,465	$1,335,736
Not covered by deposit insurance	$147,680	$107,482	$151,070	$2,405	$408,637

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $350.0 million at March 31, 2024, an increase of $1.1 million, or 0.3%, from $348.9 million at December 31, 2023. The increase was primarily due to net income of $4.7 million, partially offset by dividends declared on common stock of $2.6 million and an increase in accumulated other comprehensive loss of $1.2 million.
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
Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for the prompt corrective action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
The following table presents a summary of the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of the dates indicated. For comparison purpose, the Company’s ratios are included as well, all of which would have exceeded the “well-capitalized” level under PCA had the Company been subject to separate capital minimums.

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
March 31, 2024
Common tier 1 capital (to risk-weighted assets)	11.88%	14.37%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.93%	15.59%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.71%	14.37%	6.0%	8.0%
Tier 1 capital (to average assets)	12.73%	12.44%	4.0%	5.0%
December 31, 2023
Common tier 1 capital (to risk-weighted assets)	12.23%	14.85%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.39%	16.07%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.16%	14.85%	6.0%	8.0%
Tier 1 capital (to average assets)	13.43%	13.16%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios necessary to minimum regulatory requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffer were 7.38% and 7.58%, respectively, as of March 31, 2024, and 7.73% and 8.07%, respectively, as of December 31, 2023.

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
Established by the Consolidated Appropriations Act of 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially low-income and underserved communities, including persistent poverty counties, that may be disproportionately impacted by the economic effect of the COVID-19 pandemic by providing direct and indirect capital investments in low- and moderate-income community financial institutions.
The Company expects to pay the initial quarterly dividend at an annualized rate of 2% beginning in the second quarter of 2024.
Stock Repurchases
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
The Company did not repurchase any shares of common stock during the three months ended March 31, 2024. As of March 31, 2024, the Company is authorized to purchase 592,724 additional shares under the 2023 stock repurchase program, which expires on August 2, 2024.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	March 31, 2024	December 31, 2023	Amount Change	Percentage Change
Cash and cash equivalents	$239,791	$242,342	$(2,551)	(1.1)%
Cash and cash equivalents to total assets	8.4%	8.7%
Available borrowing capacity:
FHLB advances	$642,726	$602,976	39,750	6.6%
Federal Reserve Discount Window	574,245	528,893	45,352	8.6%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$1,281,971	$1,196,869	$85,102	7.1%
Total available borrowing capacity to total assets	44.9%	42.9%

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

	March 31, 2024		December 31, 2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$8,586	$375,447	$2,808	$347,652
Unfunded loan commitments	1,592	42,979	4,020	47,038
Standby letters of credit	—	6,423	4,638	1,786
Commercial letters of credit	—	135	—	160
Total	$10,178	$424,984	$11,466	$396,636

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
March 31, 2024
Time deposits	$1,377,723	$2,946	$184	$—	$1,380,853
Operating leases	3,404	6,071	4,859	10,117	24,451
Total	$1,431,127	$9,017	$5,043	$10,117	$1,455,304
December 31, 2023
Time deposits	$1,330,271	$5,279	$186	$—	$1,335,736
FHLB advances	39,000	—	—	—	39,000
Operating leases	3,385	6,233	4,959	10,695	25,272
Total	$1,372,656	$11,512	$5,145	$10,695	$1,400,008

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
Simulation results are highly dependent on input assumptions. To the extent the actual behavior is different from the assumption used in the models, there could be material changes in results. The assumptions applied in the model are documented, supported, and periodically back-tested to assess the reasonableness and effectiveness. The Company makes appropriate changes to the model as needed and these changes are reviewed by Board and Management ALCOs. The Company also continuously validates the model, methodology and results. Scenario results do not reflect strategies that the management could employ to limit the impact of changing interest rate expectations.
As part of the Company’s continuous evaluation and periodic enhancements to its NII and EVE calculations. The model incorporate deposit repricing assumptions impacting both consumer and wholesale deposits, deposit behavior assumption related to its non-maturity deposits, and prepayment assumptions related to its loan portfolio. The model change incorporated observed pricing and customer behavior in both rising and falling interest rate environments. The model is updated annually and was last evaluated during the third quarter of 2023.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	March 31, 2024		December 31, 2023
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	8.7%	(2.2)%	7.0%	(6.8)%
+100	4.4%	(4.9)%	3.6%	(3.1)%
-100	(5.4)%	0.6%	(4.3)%	1.8%
-200	(11.6)%	(1.9)%	(9.4)%	—%

On March 20, 2024, the FOMC kept the upper range of the Fed Funds Target Rate unchanged at 5.50%, a level which the Committee has maintained since July 26, 2023. In the accompanying statement, they added, “The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent.” The Federal Reserve noted that inflation remains elevated and reiterated that the Committee remains highly attentive to inflation risk.
As of March 31, 2024, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slight liability sensitive profile due to the continuing deposit mix shift from non-maturity deposits to time deposits. The model result is highly sensitive to deposit behaviors as well as loan prepayment assumptions. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual result may vary from the Company’s EVE sensitivity results.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2024 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at March 31, 2024. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). During the three months ended September 30, 2023, the Bank agreed to settle this matter in exchange for $700 thousand to the putative class members, including costs of settlement administration, and attorneys’ fees and costs. The Bank received preliminary court approval of the settlement and notice was provided to members of the proposed class during the three months ended September 30, 2023. The court has scheduled a final approval hearing for May 30, 2024.
The Company expects that the full amount of the final settlement will be covered under the Company’s applicable insurance policies.
Item 1A - Risk Factors
Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2023, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2024.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From January 1, 2024 to January 31, 2024	—	$—	—	592,724
From February 1, 2024 to February 29, 2024	—	—	—	592,724
From March 1, 2024 to March 31, 2024	—	—	—	592,724
Total	—	$—	—

During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	10-K	001-38621	3.2	March 12, 2024
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024	10-K	001-38621	3.2	March 12, 2024
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	May 7, 2024	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2024	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)