Form 10-Q
period 2024-06-30
PCB BANCORP
filed 2024-08-08
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of July 31, 2024, the registrant had outstanding 14,254,024 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2024

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
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation, and the availability of insurance coverage for such claims and actions; and
•changes in federal tax laws or policies.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other documents that we file with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$23,247	$26,518
Interest-bearing deposits in other financial institutions	154,383	215,824
Total cash and cash equivalents	177,630	242,342
Securities available-for-sale, at fair value (amortized cost of $162,590 and $156,175, respectively, and allowance for credit losses of $0 and $0, respectively, at June 30, 2024 and December 31, 2023)	148,009	143,323
Loans held-for-sale, at lower of cost or fair value	2,959	5,155
Loans held-for-investment, net of deferred fees and costs	2,449,074	2,323,452
Allowance for credit losses on loans	(28,747)	(27,533)
Net loans held-for-investment	2,420,327	2,295,919
Premises and equipment, net	8,923	5,999
Federal Home Loan Bank and other restricted stock, at cost	14,042	12,716
Other real estate owned, net	—	2,558
Bank-owned life insurance	31,281	30,817
Servicing assets	6,205	6,666
Operating lease assets	17,609	18,913
Accrued interest receivable	10,464	9,468
Other assets	15,515	15,630
Total assets	$2,852,964	$2,789,506
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$543,538	$594,673
Savings, NOW and money market accounts	483,928	421,203
Time deposits of $250,000 or less	758,956	760,034
Time deposits of more than $250,000	619,832	575,702
Total deposits	2,406,254	2,351,612
Other short-term borrowings	4,000	—
Federal Home Loan Bank advances	32,000	39,000
Deferred tax liabilities, net	577	876
Operating lease liabilities	18,939	20,137
Accrued interest payable and other liabilities	37,725	29,009
Total liabilities	2,499,495	2,440,634
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,254,024 and 14,260,440 shares issued and outstanding, respectively, and included 25,400 and 41,661 shares of unvested restricted stock, respectively, at June 30, 2024 and December 31, 2023	142,698	142,563
Retained earnings	151,781	146,092
Accumulated other comprehensive loss, net	(10,151)	(8,924)
Total shareholders’ equity	353,469	348,872
Total liabilities and shareholders’ equity	$2,852,964	$2,789,506

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$40,626	$32,960	$79,877	$64,189
Tax-exempt investment securities	29	33	57	67
Taxable investment securities	1,281	1,103	2,499	2,171
Other interest-earning assets	3,009	2,742	6,067	4,947
Total interest income	44,945	36,838	88,500	71,374
Interest expense:
Deposits	22,536	15,121	44,503	27,034
Borrowings	674	—	1,263	209
Total interest expense	23,210	15,121	45,766	27,243
Net interest income	21,735	21,717	42,734	44,131
Provision (reversal) for credit losses	259	197	1,349	(2,581)
Net interest income after provision (reversal) for credit losses	21,476	21,520	41,385	46,712
Noninterest income:
Service charges and fees on deposits	364	369	742	713
Loan servicing income	799	868	1,718	1,728
Bank-owned life insurance income	236	184	464	364
Gain on sale of loans	763	769	1,841	2,078
Other income	323	467	665	795
Total noninterest income	2,485	2,657	5,430	5,678
Noninterest expense:
Salaries and employee benefits	9,225	8,675	18,443	17,603
Occupancy and equipment	2,300	1,919	4,658	3,815
Professional fees	973	772	2,057	1,504
Marketing and business promotion	318	203	637	575
Data processing	495	380	897	792
Director fees and expenses	221	217	453	397
Regulatory assessments	327	382	625	537
Other expense	1,316	1,079	3,757	2,158
Total noninterest expense	15,175	13,627	31,527	27,381
Income before income taxes	8,786	10,550	15,288	25,009
Income tax expense	2,505	3,073	4,322	7,235
Net income	6,281	7,477	10,966	17,774
Preferred stock dividends	142	—	142	—
Net income available to common shareholders	$6,139	$7,477	$10,824	$17,774

Earnings per common share, basic	$0.43	$0.52	$0.76	$1.24
Earnings per common share, diluted	$0.43	$0.52	$0.75	$1.22

Weighted-average common shares outstanding, basic	14,237,083	14,271,200	14,236,251	14,344,769
Weighted-average common shares outstanding, diluted	14,312,949	14,356,776	14,323,171	14,468,981

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,281	$7,477	$10,966	$17,774
Other comprehensive loss:
Unrealized loss on securities available-for-sale arising during the period	(102)	(2,340)	(1,729)	(312)
Income tax benefit related to items of other comprehensive loss	30	691	502	92
Total other comprehensive loss, net of tax	(72)	(1,649)	(1,227)	(220)
Total comprehensive income	$6,209	$5,828	$9,739	$17,554

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2023	69,141	14,297,870	$69,141	$143,356	$133,415	$(9,082)	$336,830
Comprehensive income (loss)
Net income	—	—	—	—	7,477	—	7,477
Other comprehensive loss, net of tax	—	—	—	—	—	(1,649)	(1,649)
Share-based compensation expense	—	—	—	113	—	—	113
Stock options exercised	—	21,020	—	217	—	—	217
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,577)	—	(2,577)
Balance at June 30, 2023	69,141	14,318,890	$69,141	$143,686	$138,315	$(10,731)	$340,411

Balance at April 1, 2024	69,141	14,263,791	$69,141	$142,734	$148,209	$(10,079)	$350,005
Comprehensive income (loss)
Net income	—	—	—	—	6,281	—	6,281
Other comprehensive loss, net of tax	—	—	—	—	—	(72)	(72)
Forfeiture of restricted stock	—	(420)	—	—	—	—	—
Repurchase of common stock	—	(14,947)	—	(222)	—	—	(222)
Share-based compensation expense	—	—	—	129	—	—	129
Stock options exercised	—	5,600	—	57	—	—	57
Preferred stock dividends	—	—	—	—	(142)	—	(142)
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,567)	—	(2,567)
Balance at June 30, 2024	69,141	14,254,024	$69,141	$142,698	$151,781	$(10,151)	$353,469

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Six Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2023	69,141	14,625,474	$69,141	$149,631	$127,181	$(10,511)	$335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income (loss)
Net income	—	—	—	—	17,774	—	17,774
Other comprehensive loss, net of tax	—	—	—	—	—	(220)	(220)
Repurchase of common stock	—	(385,381)	—	(6,845)	—	—	(6,845)
Share-based compensation expense	—	—	—	233	—	—	233
Stock options exercised	—	78,797	—	667	—	—	667
Cash dividends declared on common stock ($0.33 per share)	—	—	—	—	(4,754)	—	(4,754)
Balance at June 30, 2023	69,141	14,318,890	$69,141	$143,686	$138,315	$(10,731)	$340,411

Balance at January 1, 2024	69,141	14,260,440	$69,141	$142,563	$146,092	$(8,924)	$348,872
Comprehensive income (loss)
Net income	—	—	—	—	10,966	—	10,966
Other comprehensive loss, net of tax	—	—	—	—	—	(1,227)	(1,227)
Forfeiture of restricted stock	—	(420)	—	—	—	—	—
Repurchase of common stock	—	(14,947)	—	(222)	—	—	(222)
Share-based compensation expense	—	—	—	265	—	—	265
Stock options exercised	—	8,951	—	92	—	—	92
Preferred stock dividends	—	—	—	—	(142)	—	(142)
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	(5,135)	—	(5,135)
Balance at June 30, 2024	69,141	14,254,024	$69,141	$142,698	$151,781	$(10,151)	$353,469

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$10,966	$17,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,101	1,131
Net amortization of premiums on securities	82	116
Net accretion of discounts on loans	(1,364)	(1,422)
Net accretion of deferred loan fees	(673)	(422)
Amortization of servicing assets	893	873
Provision (reversal) for credit losses	1,349	(2,581)
Bank-owned life insurance income	(464)	(364)
Deferred tax expense (benefit)	813	(353)
Stock-based compensation	265	233
Gain on sale of loans	(1,841)	(2,078)
Originations of loans held-for-sale	(32,437)	(38,293)
Proceeds from sales of and principal collected on loans held-for-sale	37,052	46,793
Change in accrued interest receivable and other assets	(906)	4,545
Change in accrued interest payable and other liabilities	8,040	8,674
Net cash provided by operating activities	22,876	34,626
Cash flows from investing activities
Purchase of securities available-for-sale	(14,774)	(5,931)
Proceeds from maturities and paydowns of securities available-for-sale	8,277	8,693
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	—	5,074
Net change in loans held-for-investment	(124,632)	(59,758)
Purchase of loans held-for-investment	—	(15,741)
Purchase of Federal Home Loan Bank stock	(1,326)	(2,533)
Proceeds from sale of other real estate owned	2,571	—
Purchases of premises and equipment	(4,000)	(632)
Net cash used in investing activities	(133,884)	(70,828)
Cash flows from financing activities
Net change in deposits	54,642	142,249
Net change in short-term Federal Home Loan Bank advances and other borrowings	36,000	(20,000)
Proceeds from long-term Federal Home Loan Bank advances	50,000	—
Repayment of long-term Federal Home Loan Bank advances	(89,000)	—
Stock options exercised	92	667
Repurchase of common stock	(222)	(6,845)
Cash dividends paid on preferred stock	(81)	—
Cash dividends paid on common stock	(5,135)	(4,754)
Net cash provided by financing activities	46,296	111,317
Net increase (decrease) in cash and cash equivalents	(64,712)	75,115
Cash and cash equivalents at beginning of period	242,342	147,031
Cash and cash equivalents at end of period	$177,630	$222,146

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Interest paid	$42,138	$17,299
Income taxes paid	2,407	1,706
Supplemental disclosures of non-cash investment activities:
Right of use assets obtained in exchange for lease obligations	$—	$226

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. As of June 30, 2024, the Bank operated 11 full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and seven loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; Annandale, Virginia; Atlanta, Georgia; Aurora, Colorado; Bellevue, Washington; and Carrollton, Texas. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Adopted Accounting Pronouncements
During the six months ended June 30, 2024, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
Recent Accounting Pronouncements Not Yet Adopted
The following recently issued accounting pronouncement applicable to the Company has not yet been adopted:
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 780) - Improvements to Income Tax Disclosures.” The amendments in this ASU require public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. This ASU also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. This ASU is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will update its income tax disclosure upon adoption.

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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$110,953	$—	$110,953
Residential collateralized mortgage obligations	—	22,709	—	22,709
SBA loan pool securities	—	6,685	—	6,685
Municipal bonds	—	3,232	—	3,232
Corporate bonds	—	4,430	—	4,430
Total securities available-for-sale	—	148,009	—	148,009
Total assets measured at fair value on a recurring basis	$—	$148,009	$—	$148,009
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$104,091	$—	$104,091
Residential collateralized mortgage obligations	—	24,173	—	24,173
SBA loan pool securities	—	7,450	—	7,450
Municipal bonds	—	3,329	—	3,329
Corporate bonds	—	4,280	—	4,280
Total securities available-for-sale	—	143,323	—	143,323
Total assets measured at fair value on a recurring basis	$—	$143,323	$—	$143,323
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2024
Loans individually evaluated:
Business property	$—	$—	$1,490	$1,490
Commercial and industrial	$—	$—	$18	$18
Total loans individually evaluated	—	—	1,508	1,508
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,508	$1,508
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2023
Loans individually evaluated:
Business property	$—	$—	$425	$425
Total loans individually evaluated	—	—	425	425
Total assets measured at fair value on a non-recurring basis	$—	$—	$425	$425
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Weighted-Average
June 30, 2024
Loans individually evaluated:
Business property	$1,490	Fair value of collateral	Selling cost	6%
Commercial and industrial	18	Discounted cash flow	NM	NM
December 31, 2023
Loans individually evaluated:
Business property	$425	Fair value of collateral	NM	NM

The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Loans individually evaluated:
Business property	$31	$(3)	$44	$(32)
Commercial and industrial	32	—	32	1,074
Net gains recognized	$63	$(3)	$76	$1,042

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Interest-bearing deposits in other financial institutions	$154,383	$154,383	$154,383	$—	$—
Securities available-for-sale	148,009	148,009	—	148,009	—
Loans held-for-sale	2,959	3,192	—	3,192	—
Net loans held-for-investment	2,420,327	2,353,215	—	—	2,353,215
Federal Home Loan Bank (“FHLB”) and other restricted stock	14,042	N/A	N/A	N/A	N/A
Accrued interest receivable	10,464	10,464	93	561	9,810
Financial liabilities:
Deposits	$2,406,254	$2,408,734	$—	$—	$2,408,734
Other short-term borrowings	4,000	4,000	—	4,000	—
FHLB advances	32,000	32,000	—	32,000	—
Accrued interest payable	21,680	21,680	—	17	21,663
December 31, 2023
Financial assets:
Interest-bearing deposits in other financial institutions	$215,824	$215,824	$215,824	$—	$—
Securities available-for-sale	143,323	143,323	—	143,323	—
Loans held-for-sale	5,155	5,472	—	5,472	—
Net loans held-for-investment	2,295,919	2,225,573	—	—	2,225,573
FHLB and other restricted stock	12,716	N/A	N/A	N/A	N/A
Accrued interest receivable	9,468	9,468	128	513	8,827
Financial liabilities:
Deposits	$2,351,612	$2,353,465	$—	$—	$2,353,465
FHLB advances	39,000	39,013	—	39,013	—
Accrued interest payable	18,052	18,052	—	192	17,860

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$122,917	$143	$(12,107)	$110,953
Residential collateralized mortgage obligations	24,309	2	(1,602)	22,709
SBA loan pool securities	7,056	3	(374)	6,685
Municipal bonds	3,308	1	(77)	3,232
Corporate bonds	5,000	—	(570)	4,430
Total securities available-for-sale	$162,590	$149	$(14,730)	$148,009
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$114,485	$199	$(10,593)	$104,091
Residential collateralized mortgage obligations	25,611	63	(1,501)	24,173
SBA loan pool securities	7,773	3	(326)	7,450
Municipal bonds	3,306	25	(2)	3,329
Corporate bonds	5,000	—	(720)	4,280
Total securities available-for-sale	$156,175	$290	$(13,142)	$143,323

As of June 30, 2024 and December 31, 2023, pledged securities were $73.4 million and $70.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $561 thousand and $513 thousand at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. government sponsored enterprise, in an amount greater than 10% of shareholder’s equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2024
($ in thousands)	Amortized Cost	Fair Value
Within one year	$861	$861
One to five years	82	78
Five to ten years	6,096	5,486
Greater than ten years	1,269	1,237
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	154,282	140,347
Total	$162,590	$148,009

The Company had no proceeds from sales and calls of securities available-for-sale for the three and six months ended June 30, 2024 or 2023.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$9,690	$(138)	8	$80,645	$(11,969)	114	$90,335	$(12,107)	122
Residential collateralized mortgage obligations	2,020	(23)	1	14,308	(1,579)	36	16,328	(1,602)	37
SBA loan pool securities	—	—	—	5,976	(374)	14	5,976	(374)	14
Municipal bonds	1,831	(73)	5	439	(4)	2	2,270	(77)	7
Corporate bonds	—	—	—	4,430	(570)	1	4,430	(570)	1
Total securities available-for-sale	$13,541	$(234)	14	$105,798	$(14,496)	167	$119,339	$(14,730)	181
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$9,252	$(41)	8	$78,958	$(10,552)	110	$88,210	$(10,593)	118
Residential collateralized mortgage obligations	5,660	(62)	4	13,919	(1,439)	35	19,579	(1,501)	39
SBA loan pool securities	—	—	—	6,627	(326)	14	6,627	(326)	14
Municipal bonds	81	—	1	362	(2)	1	443	(2)	2
Corporate bonds	—	—	—	4,280	(720)	1	4,280	(720)	1
Total securities available-for-sale	$14,993	$(103)	13	$104,146	$(13,040)	161	$119,139	$(13,142)	174

As of June 30, 2024, 94.9%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of June 30, 2024.
As of June 30, 2024, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	June 30, 2024	December 31, 2023
Commercial real estate:
Commercial property	$852,677	$855,270
Business property	572,643	558,772
Multifamily	177,657	132,500
Construction	28,316	24,843
Total commercial real estate	1,631,293	1,571,385
Commercial and industrial	417,333	342,002
Consumer:
Residential mortgage	384,905	389,420
Other consumer	15,543	20,645
Total consumer	400,448	410,065
Loans held-for-investment	2,449,074	2,323,452
Allowance for credit losses on loans	(28,747)	(27,533)
Net loans held-for-investment	$2,420,327	$2,295,919

In the ordinary course of business, the Company may grant loans to certain of its officers and directors, and the companies with which they are associated. As of June 30, 2024 and December 31, 2023, the Company had $109 thousand and $111 thousand of such loans outstanding, respectively,
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Provision (reversal) for credit losses on loans	$329	$157	$1,251	$(2,260)
Provision (reversal) for credit losses on off-balance sheet credit exposures	(70)	40	98	(321)
Total provision (reversal) for credit losses	$259	$197	$1,349	$(2,581)

The following tables present the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at April 1, 2024	$12,119	$4,814	$1,315	$109	$7,588	$2,334	$53	$28,332
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	70	—	16	86
Provision (reversal) for credit losses on loans	(219)	34	346	22	(472)	623	(5)	329
Balance at June 30, 2024	$11,900	$4,848	$1,661	$131	$7,186	$2,957	$64	$28,747

Balance at April 1, 2023	$8,476	$6,069	$1,381	$156	$7,314	$1,214	$84	$24,694
Charge-offs	—	(4)	—	—	—	—	(3)	(7)
Recoveries	—	1	—	—	7	—	15	23
Provision (reversal) for credit losses on loans	1,125	11	(122)	(31)	(808)	2	(20)	157
Balance at June 30, 2023	$9,601	$6,077	$1,259	$125	$6,513	$1,216	$76	$24,867

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2024	$12,665	$4,739	$1,441	$135	$6,245	$2,226	$82	$27,533
Charge-offs	—	—	—	—	(155)	—	(30)	(185)
Recoveries	—	2	—	—	79	—	67	148
Provision (reversal) for credit losses on loans	(765)	107	220	(4)	1,017	731	(55)	1,251
Balance at June 30, 2024	$11,900	$4,848	$1,661	$131	$7,186	$2,957	$64	$28,747

Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	(4)	—	—	—	—	(3)	(7)
Recoveries	—	6	—	—	1,092	—	27	1,125
Provision (reversal) for credit losses on loans	2,861	(570)	(131)	(26)	(4,425)	59	(28)	(2,260)
Balance at June 30, 2023	$9,601	$6,077	$1,259	$125	$6,513	$1,216	$76	$24,867

The increase in overall ACL for the three and six months ended June 30, 2024 was primarily due to an increase in loans held-for-investment.

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

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of June 30, 2024 and gross write offs for the six months ended June 30, 2024. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
June 30, 2024
Commercial Real Estate:
Commercial property
Pass	$51,035	$147,023	$263,306	$153,585	$78,300	$141,429	$14,221	$390	$849,289
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	137	418	130	—	2,703	—	—	3,388
Doubtful	—	—	—	—	—	—	—	—	—
Total	$51,035	$147,160	$263,724	$153,715	$78,300	$144,132	$14,221	$390	$852,677
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$42,114	$100,512	$97,823	$155,061	$46,835	$116,395	$1,912	$3,802	$564,454
Special mention	—	—	5,080	—	—	—	—	—	5,080
Substandard	—	—	620	194	501	1,794	—	—	3,109
Doubtful	—	—	—	—	—	—	—	—	—
Total	$42,114	$100,512	$103,523	$155,255	$47,336	$118,189	$1,912	$3,802	$572,643
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$10,065	$53,077	$40,248	$38,848	$26,141	$6,240	$1,000	$—	$175,619
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,038	—	—	—	—	2,038
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,065	$53,077	$40,248	$40,886	$26,141	$6,240	$1,000	$—	$177,657
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$18	$9,291	$11,507	$—	$7,500	$—	$—	$—	$28,316
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18	$9,291	$11,507	$—	$7,500	$—	$—	$—	$28,316
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
June 30, 2024 (Continued)
Commercial and Industrial
Pass	$19,252	$36,685	$24,054	$10,561	$3,806	$10,130	$309,255	$3,478	$417,221
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	112	—	—	112
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,252	$36,685	$24,054	$10,561	$3,806	$10,242	$309,255	$3,478	$417,333
Current period gross write offs	$—	$—	$—	$—	$—	$5	$—	$150	$155
Consumer
Residential mortgage
Pass	$12,803	$76,069	$156,700	$75,401	$11,017	$51,815	$—	$—	$383,805
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	676	—	424	—	—	1,100
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,803	$76,069	$156,700	$76,077	$11,017	$52,239	$—	$—	$384,905
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$93	$3,824	$5,783	$2,301	$800	$148	$2,589	$—	$15,538
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93	$3,824	$5,783	$2,301	$805	$148	$2,589	$—	$15,543
Current period gross write offs	$—	$12	$15	$—	$3	$—	$—	$—	$30
Total loans held-for-investment
Pass	$135,380	$426,481	$599,421	$435,757	$174,399	$326,157	$328,977	$7,670	$2,434,242
Special mention	—	—	5,080	—	—	—	—	—	5,080
Substandard	—	137	1,038	3,038	506	5,033	—	—	9,752
Doubtful	—	—	—	—	—	—	—	—	—
Total	$135,380	$426,618	$605,539	$438,795	$174,905	$331,190	$328,977	$7,670	$2,449,074
Current period gross write offs	$—	$12	$15	$—	$3	$5	$—	$150	$185

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2023. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Commercial Real Estate:
Commercial property
Pass	$154,563	$268,369	$155,817	$83,461	$70,425	$107,879	$8,807	$—	$849,321
Special mention	—	—	484	—	—	2,952	—	—	3,436
Substandard	—	—	—	—	311	2,202	—	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$154,563	$268,369	$156,301	$83,461	$70,736	$113,033	$8,807	$—	$855,270
Business property
Pass	$103,364	$103,549	$163,136	$50,362	$69,852	$59,765	$882	$4,327	$555,237
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	452	193	—	2,254	636	—	—	3,535
Doubtful	—	—	—	—	—	—	—	—	—
Total	$103,364	$104,001	$163,329	$50,362	$72,106	$60,401	$882	$4,327	$558,772
Multifamily
Pass	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Construction
Pass	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023 (Continued)
Commercial and Industrial
Pass	$77,957	$28,638	$11,950	$4,354	$6,323	$8,327	$198,010	$3,796	$339,355
Special mention	—	—	—	379	314	27	1,000	—	1,720
Substandard	—	—	—	—	142	785	—	—	927
Doubtful	—	—	—	—	—	—	—	—	—
Total	$77,957	$28,638	$11,950	$4,733	$6,779	$9,139	$199,010	$3,796	$342,002
Consumer
Residential mortgage
Pass	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Other consumer
Pass	$4,837	$7,527	$3,275	$1,326	$458	$7	$3,190	$—	$20,620
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	—	10	—	—	—	—	25
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,837	$7,542	$3,275	$1,336	$458	$7	$3,190	$—	$20,645
Total loans held-for-investment
Pass	$439,138	$621,555	$455,525	$184,838	$163,948	$227,280	$210,889	$8,123	$2,311,296
Special mention	—	—	484	379	314	2,979	1,000	—	5,156
Substandard	—	467	193	10	2,707	3,623	—	—	7,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	$439,138	$622,022	$456,202	$185,227	$166,969	$233,882	$211,889	$8,123	$2,323,452

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
June 30, 2024
Commercial real estate:
Commercial property	$1,804	$—	$—	$1,804	$—
Business property	2,440	1,798	308	2,440	308
Multifamily	2,038	—	—	2,038	—
Total commercial real estate	6,282	1,798	308	6,282	308
Commercial and industrial	112	50	32	61	—
Consumer:
Residential mortgage	1,100	—	—	1,100	—
Other consumer	6	6	—	—	—
Total consumer	1,106	6	—	1,100	—
Total	$7,500	$1,854	$340	$7,443	$308
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$958	$—
Business property	2,865	689	264	2,865	264
Total commercial real estate	3,823	689	264	3,823	264
Commercial and industrial	68	—	—	68	—
Consumer:
Other consumer	25	25	—	—	—
Total consumer	25	25	—	—	—
Total	$3,916	$714	$264	$3,891	$264

There were no nonaccrual loans guaranteed by a U.S. government agency at June 30, 2024 and December 31, 2023.

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

($ in thousands)	Hotel / Motel	Warehouse	Car Wash	Retail	Apartment	Single Family Residential	Other	Total
June 30, 2024
Commercial real estate:
Commercial property	$1,804	$—	$—	$—	$—	$—	$—	$1,804
Business property	—	501	1,060	842	—	—	37	2,440
Multifamily	—	—	—	—	2,038	—	—	2,038
Total commercial real estate	1,804	501	1,060	842	2,038	—	37	6,282
Commercial and industrial	12	—	—	—	—	49	—	61
Consumer:
Residential mortgage	—	—	—	—	—	1,100	—	1,100
Total consumer	—	—	—	—	—	1,100	—	1,100
Total	$1,816	$501	$1,060	$842	$2,038	$1,149	$37	$7,443
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$—	$—	$—	$—	$958
Business property	—	2,137	—	689	—	—	39	2,865
Total commercial real estate	958	2,137	—	689	—	—	39	3,823
Commercial and industrial	13	—	—	—	—	55	—	68
Total	$971	$2,137	$—	$689	$—	$55	$39	$3,891

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
June 30, 2024
Commercial real estate:
Commercial property	$497	$—	$—	$497	$628	$—	$279	$907	$1,404
Business property	519	—	—	519	—	—	761	761	1,280
Multifamily	—	—	—	—	—	2,038	—	2,038	2,038
Total commercial real estate	1,016	—	—	1,016	628	2,038	1,040	3,706	4,722
Commercial and industrial	353	—	—	353	56	—	—	56	409
Consumer:
Residential mortgage	809	—	—	809	—	424	676	1,100	1,909
Other consumer	67	41	—	108	5	—	—	5	113
Total consumer	876	41	—	917	5	424	676	1,105	2,022
Total	$2,245	$41	$—	$2,286	$689	$2,462	$1,716	$4,867	$7,153
December 31, 2023
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$296	$—	$296	$296
Business property	560	—	—	560	—	39	168	207	767
Total commercial real estate	560	—	—	560	—	335	168	503	1,063
Commercial and industrial	217	—	—	217	—	—	—	—	217
Consumer:
Residential mortgage	604	—	—	604	—	—	—	—	604
Other consumer	13	34	—	47	—	15	3	18	65
Total consumer	617	34	—	651	—	15	3	18	669
Total	$1,394	$34	$—	$1,428	$—	$350	$171	$521	$1,949

Loan Modification
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or combination of at above mentioned modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
The following tables present loans that the borrowers were both experiencing financial difficulty and modified during the periods indicated by loan segments and modification type:

	Three Months Ended
($ in thousands)	Interest Only	Total	Percentage to Each Loan Segment
June 30, 2024
Commercial real estate:
Commercial property	$548	$548	0.1%
Business property	1,061	1,061	0.2%
Total commercial real estate	1,609	1,609	0.1%
Total	$1,609	$1,609	0.1%
June 30, 2023
Commercial and industrial	$11	$11	0.1%
Total	$11	$11	0.1%

	Six Months Ended
($ in thousands)	Interest Only	Total	Percentage to Each Loan Segment
June 30, 2024
Commercial real estate:
Commercial property	$548	$548	0.1%
Business property	1,061	1,061	0.2%
Total commercial real estate	1,609	1,609	0.1%
Commercial and industrial	$44	$44	0.1%
Total	$1,653	$1,653	0.1%

June 30, 2023
Commercial and industrial	$11	$11	0.1%
Total	$11	$11	0.1%

The Company had no commitments to lend to any borrower included in the above table as of June 30, 2024. The loans were nonaccrual status as of June 30, 2024 and had no payment default after the modification.
Purchases, Sales, and Transfers
The Company had no loans that were transferred from loans held-for-investment to loans held-for-sale during the three and six months ended June 30, 2024 or 2023.
The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during three and six months ended June 30, 2024 or 2023.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Consumer:
Residential mortgage	$—	$—	$—	$15,741
Total consumer	—	—	—	15,741
Total	$—	$—	$—	$15,741

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	June 30, 2024	December 31, 2023
Commercial real estate:
Commercial property	$750	$—
Business property	150	2,802
Total commercial real estate	900	2,802
Commercial and industrial	2,059	2,353
Total	$2,959	$5,155

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
Note 5. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of year	$—	$—	$2,558	$—
Sales	—	—	(2,558)	—
Balance at end of year	$—	$—	$—	$—

During the year ended December 31, 2023, the Company recognized an OREO of $2.6 million by transferring a SBA 7(a) loan of $593 thousand, of which its guaranteed portion was previously sold. The Company’s exposure was 25% of the OREO and the SBA was entitled to 75% of the sale price upon the sale of property. The Company sold the property during the three months ended March 31, 2024.
The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of year	$—	$—	$—	$—
Additions	—	—	—	—
Net direct write-downs and removal from sale	—	—	—	—
Balance at end of year	$—	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net (gain) loss on sales	$—	$—	$(13)	$—
Operating expenses, net of rental income	—	—	2	—
Total	$—	$—	$(11)	$—

The Company did not provide loans to finance the sale of its OREO properties during the six months ended June 30, 2024.

Note 6 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $13.6 million and $16.8 million, respectively, with the servicing rights retained and recognized a net gain on sale of $0.8 million and $0.8 million, respectively, during the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024 and 2023, the Company sold loans of $33.0 million and $43.9 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.8 million and $2.1 million, respectively. Loan servicing income was $799 thousand and $868 thousand, respectively, for the three months ended June 30, 2024 and 2023, and $1.7 million and $1.7 million, respectively, for the six months ended June 30, 2024 and 2023.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	June 30, 2024				December 31, 2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$45	$5,656	$504	$6,205	$49	$6,135	$482	$6,666
Fair value	$99	$7,681	$757	$8,537	$104	$8,284	$728	$9,116
Discount rate	7.85%	12.14%	15.85%		9.93%	12.30%	15.46%
Prepayment speed	13.79%	18.76%	14.79%		12.75%	16.71%	13.97%
Weighted-average remaining life	19.3 years	20.8 years	7.2 years		19.8 years	21.0 years	7.1 years
Underlying loans being serviced	$9,956	$453,823	$63,679	$527,458	$10,666	$461,300	$60,265	$532,231

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended June 30,
	2024				2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$47	$5,985	$512	$6,544	$57	$6,842	$446	$7,345
Additions	—	143	37	180	—	212	35	247
Amortization	(2)	(472)	(45)	(519)	(2)	(399)	(49)	(450)
Balance at end of period	$45	$5,656	$504	$6,205	$55	$6,655	$432	$7,142

	Six Months Ended June 30,
	2024				2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$49	$6,135	$482	$6,666	$64	$6,831	$452	$7,347
Additions	—	320	112	432	—	588	80	668
Amortization	(4)	(799)	(90)	(893)	(9)	(764)	(100)	(873)
Balance at end of period	$45	$5,656	$504	$6,205	$55	$6,655	$432	$7,142

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Operating lease cost (1)	$884	$746	$1,827	$1,493
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$853	$818	$1,728	$1,631
Right of use assets obtained in exchange for lease obligations	$—	$31	$—	$226

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	June 30, 2024	December 31, 2023
Operating leases:
Operating lease assets	$17,609	$18,913
Operating lease liabilities	$18,939	$20,137
Weighted-average remaining lease term	8.0 years	8.3 years
Weighted-average discount rate	4.69%	4.63%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	June 30, 2024
Maturities:
2024	$1,711
2025	3,301
2026	2,932
2027	2,543
2028	2,416
After 2028	10,695
Total lease payment	23,598
Imputed Interest	(4,659)
Present value of operating lease liabilities	$18,939

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had an overnight FHLB advance of $32.0 million with an interest rate of 5.65% as of June 30, 2024. At December 31, 2023, the Company had a term FHLB advance of $39.0 million with an interest rate of 5.63% and a maturity date of February 21, 2024 (term of 92 days). The Company repaid the advance upon maturity.
At June 30, 2024 and December 31, 2023, loans pledged to secure borrowings from the FHLB were $967.0 million and $1.04 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $13.9 million and $12.5 million at June 30, 2024 and December 31, 2023, respectively. The Company had additional borrowing capacity of $665.6 million and $603.0 million from the FHLB as of June 30, 2024 and December 31, 2023, respectively.
Federal Reserve Discount Window
The Company had $574.4 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $716.2 million with no outstanding borrowings at June 30, 2024.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company had an overnight borrowing of $4.0 million with an interest rate of 5.65% and unused borrowing capacity of approximately $61.0 million at June 30, 2024.
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
The Series C Preferred Stock accrued no dividend for the first 24 months following the investment date. Beginning on May 24, 2024, holders of the Series C Preferred Stock are entitled to quarterly non-cumulative cash dividends as declared by the Company’s Board of Directors. The Series C Preferred Stock dividend rate adjusts annually based on the lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The terms of the Series C Preferred Stock prohibit the Company from paying dividends on or repurchasing shares of its common stock unless it has paid or contemporaneously pays the full Series C Preferred Stock dividend with respect to the preceding quarterly dividend period.
The Series C Preferred Stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations.
The Company paid the initial quarterly dividend of at an annualized rate of 2% beginning in the three months ended June 30, 2024.
Stock Repurchases
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
During the six months ended June 30, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share. As of June 30, 2024, the Company was authorized to purchase 577,777 additional shares under the 2023 stock repurchase program. On July 25, 2024, the Company announced the amendment of the 2023 stock repurchase program, which extended the program expiration from August 2, 2024 to August 1, 2025.

Note 10 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of June 30, 2024, there were 489,300 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Share-based compensation expense related to:
Stock options	$72	$27	$144	$63
Restricted stock awards	57	86	121	170
Total share-based compensation expense	$129	$113	$265	$233
Related tax benefits	$29	$25	$63	$50

The following table presents unrecognized share-based compensation expense as of the date indicated:

	June 30, 2024
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$640	2.4 years
Restricted stock awards	338	2.3 years
Total unrecognized share-based compensation expense	$978	2.4 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended June 30, 2024
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	611,364	$13.91	5.5 years	$1,477
Exercised	(5,600)	$10.33	1.0 years
Outstanding at end of period	605,764	$13.95	5.2 years	$1,413
Exercisable at end of period	350,764	$12.53	2.6 years	$1,316

	Six Months Ended June 30, 2024
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	614,715	$13.90	5.7 years	$2,788
Exercised	(8,951)	$10.33	1.3 years
Outstanding at end of period	605,764	$13.95	5.2 years	$1,413
Exercisable at end of period	350,764	$12.53	2.6 years	$1,316

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	255,000	$15.90	271,000	$15.85
Vested	—	$—	(16,000)	$14.96
Outstanding at end of period	255,000	$15.90	255,000	$15.90

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	25,400	$19.84	41,661	$17.53
Vested	—	$—	(16,261)	$13.93
Forfeited	(420)	$15.97	(420)	$15.97
Outstanding at end of period	24,980	$19.90	24,980	$19.90

Note 11 - Income Taxes
Income tax expense was $2.5 million and $3.1 million, respectively, and the effective tax rate was 28.5% and 29.1%, respectively, for the three months ended June 30, 2024 and 2023. For six months ended June 30, 2024 and 2023, income tax expense was $4.3 million and $7.2 million, respectively, and the effective tax rate was 28.3% and 28.9%, respectively.
At June 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of June 30, 2024, the Company is no longer subject to examination by taxing authorities for tax years before 2020 for federal taxes and before 2019 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 12 - Earnings Per Share
Earnings per share (“EPS”) is computed under the two-class method. Net income allocated to common stock is computed by subtracting income allocated to unvested restricted stock from net income available to common shareholders. Income allocated to unvested restricted stock includes cash dividends paid and undistributed income available to holders of unvested restricted stock, if any. Basic EPS is computed by dividing net income allocated to common stock by the weighted-average common shares outstanding excluding the weighted-average unvested restricted stock. Diluted EPS is computed by dividing net income allocated to common stock by the weighted-average common stock outstanding, excluding the weighted-average unvested restricted stock, adjusted for the dilutive effect of stock options.
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2024	2023	2024	2023
Basic earnings per share:
Net income available to common shareholders	$6,139	$7,477	$10,824	$17,774
Less: income allocated to unvested restricted stock	(11)	(24)	(20)	(57)
Net income allocated to common stock	$6,128	$7,453	$10,804	$17,717
Weighted-average total common shares outstanding	14,262,269	14,316,961	14,262,252	14,390,986
Less: weighted-average unvested restricted stock	(25,186)	(45,761)	(26,001)	(46,217)
Weighted-average common shares outstanding, basic	14,237,083	14,271,200	14,236,251	14,344,769
Basic earnings per share	$0.43	$0.52	$0.76	$1.24
Diluted earnings per share:
Net income allocated to common stock	$6,128	$7,453	$10,804	$17,717
Weighted-average common shares outstanding, basic	14,237,083	14,271,200	14,236,251	14,344,769
Diluted effect of stock options	75,866	85,576	86,920	124,212
Weighted-average common shares outstanding, diluted	14,312,949	14,356,776	14,323,171	14,468,981
Diluted earnings per share	$0.43	$0.52	$0.75	$1.22

There were 286,700 and 187,100 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, there were 263,000 and 93,700 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.

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
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	June 30, 2024		December 31, 2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,804	$323,317	$2,808	$347,652
Unfunded loan commitments	5,192	41,746	4,020	47,038
Standby letters of credit	5,158	1,516	4,638	1,786
Commercial letters of credit	—	135	—	160
Total	$23,154	$366,714	$11,466	$396,636

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million on January 1, 2023. As of June 30, 2024 and December 31, 2023, the Company maintained an ACL on off-balance sheet credit exposures of $1.4 million and $1.3 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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
On December 16, 2021, a complaint based on the incident was filed in the Los Angeles County Superior Court seeking damages, injunctive relief, and equitable relief. During the three months ended September 30, 2023, the Bank agreed to settle this matter in exchange for $700 thousand to the putative class members, including costs of settlement administration, and attorneys’ fees and costs. The Bank received preliminary court approval of the settlement and notice was provided to members of the proposed class during the three months ended September 30, 2023. The court issued an order granting final approval on June 20, 2024.
The Company expects that the full amount of the final settlement will be covered under the Company’s applicable insurance policies.

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of June 30, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it is subject. Under the Federal Reserve’s “Small Bank Holding Company” policy, the Company is not currently subject to separate minimum capital requirements under the Basel III rules. At such time as the Company reaches the $3 billion asset level, it will be subject to consolidated capital requirements under the Basel III rules independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 7.41% and 7.60%, respectively, as of June 30, 2024, and 7.73% and 8.07%, respectively, as of December 31, 2023. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$293,975	11.91%	$111,047	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	393,238	15.94%	197,417	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	363,116	14.71%	148,063	6.0%	N/A	N/A
Tier 1 capital (to average assets)	363,116	12.66%	114,736	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$354,851	14.38%	$111,045	4.5%	$160,399	6.5%
Total capital (to risk-weighted assets)	384,974	15.60%	197,414	8.0%	246,767	10.0%
Tier 1 capital (to risk-weighted assets)	354,851	14.38%	148,060	6.0%	197,414	8.0%
Tier 1 capital (to average assets)	354,851	12.37%	114,734	4.0%	143,417	5.0%
December 31, 2023
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$288,174	12.23%	$106,043	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	386,125	16.39%	188,521	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	357,315	15.16%	141,391	6.0%	N/A	N/A
Tier 1 capital (to average assets)	357,315	13.43%	106,423	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$350,038	14.85%	$106,081	4.5%	$153,228	6.5%
Total capital (to risk-weighted assets)	378,849	16.07%	188,588	8.0%	235,735	10.0%
Tier 1 capital (to risk-weighted assets)	350,038	14.85%	141,441	6.0%	188,588	8.0%
Tier 1 capital (to average assets)	350,038	13.16%	106,421	4.0%	133,026	5.0%

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

The Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Protection and Innovation periodically examine the Company, the Bank and their businesses, including for compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s or the Bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of their operations had become unsatisfactory, or that the Company or the Bank was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s or the Bank’s capital, to restrict growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place the Bank into receivership or conservatorship.
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$19	$26	$50	$52
Account analysis fees	231	235	465	460
Non-sufficient funds charges	87	88	176	160
Other deposit related fees	27	20	51	41
Total service charges and fees on deposits	364	369	742	713
Debit card fees	18	78	99	151
Gain (loss) on sale of other real estate owned	—	—	13	—
Wire transfer fees	165	161	306	305
Other service charges	58	55	116	103
Total	$605	$663	$1,276	$1,272

Note 16 - Subsequent Events
Dividend Declared on Common Stock
On July 25, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on or about August 16, 2024, to shareholders of record as of the close of business on August 9, 2024.
Extension of Stock Repurchase Program
On July 25, 2023, the Company announced the amendment of the 2023 stock repurchase program, which extended the program expiration from August 2, 2024 to August 1, 2025.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and six months ended June 30, 2024. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Within the various economic scenarios considered as of June 30, 2024, the quantitative estimate of the ACL would increase by approximately $11.0 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Average total shareholders' equity	$351,221	$339,869	$350,583	$337,530
Less: average preferred stock	69,141	69,141	69,141	69,141
Average tangible common equity	$282,080	$270,728	$281,442	$268,389
Net income	$6,281	$7,477	$10,966	$17,774
Annualized return on average shareholders’ equity	7.19%	8.82%	6.29%	10.62%
Net income available to common shareholders	$6,139	$7,477	$10,824	$17,774
Annualized return on average tangible common equity	8.75%	11.08%	7.73%	13.35%

($ in thousands, except per share data)	June 30, 2024	December 31, 2023	June 30, 2023
Total shareholders' equity	$353,469	$348,872	$340,411
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$284,328	$279,731	$271,270
Outstanding common shares	14,254,024	14,260,440	14,318,890
Book value per common share	$24.80	$24.46	$23.77
Tangible common equity per common share	$19.95	$19.62	$18.94
Total assets	$2,852,964	$2,789,506	$2,556,345
Total shareholders' equity to total assets	12.39%	12.51%	13.32%
Tangible common equity to total assets	9.97%	10.03%	10.61%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Selected balance sheet data:
Cash and cash equivalents	$177,630	$222,146	$177,630	$222,146
Securities available-for-sale	148,009	138,673	148,009	138,673
Loans held-for-sale	2,959	13,065	2,959	13,065
Loans held-for-investment	2,449,074	2,122,427	2,449,074	2,122,427
ACL on loans	(28,747)	(24,867)	(28,747)	(24,867)
Total assets	2,852,964	2,556,345	2,852,964	2,556,345
Total deposits	2,406,254	2,188,232	2,406,254	2,188,232
Shareholders’ equity	353,469	340,411	353,469	340,411
Selected income statement data:
Interest income	$44,945	$36,838	$88,500	$71,374
Interest expense	23,210	15,121	45,766	27,243
Net interest income	21,735	21,717	42,734	44,131
Provision (reversal) for credit losses	259	197	1,349	(2,581)
Noninterest income	2,485	2,657	5,430	5,678
Noninterest expense	15,175	13,627	31,527	27,381
Income before income taxes	8,786	10,550	15,288	25,009
Income tax expense	2,505	3,073	4,322	7,235
Net income	6,281	7,477	10,966	17,774
Preferred stock dividends	142	—	142	—
Net income available to common shareholders	6,139	7,477	10,824	17,774
Per share data:
Earnings per common share, basic	$0.43	$0.52	$0.76	$1.24
Earnings per common share, diluted	0.43	0.52	0.75	1.22
Book value per common share (1)	24.80	23.77	24.80	23.77
Tangible common equity per common share (9)	19.95	18.94	19.95	18.94
Cash dividends declared per common share	0.18	0.18	0.36	0.33
Outstanding share data:
Number of common shares outstanding	14,254,024	14,318,890	14,254,024	14,318,890
Weighted-average common shares outstanding, basic	14,237,083	14,271,200	14,236,251	14,344,769
Weighted-average common shares outstanding, diluted	14,312,949	14,356,776	14,323,171	14,468,981
Selected performance ratios:
Return on average assets (2)	0.89%	1.19%	0.78%	1.44%
Return on average shareholders’ equity (2)	7.19%	8.82%	6.29%	10.62%
Dividend payout ratio (3)	41.86%	34.62%	47.37%	26.61%
Efficiency ratio (4)	62.65%	55.91%	65.46%	54.97%
Yield on average interest-earning assets (2)	6.53%	6.02%	6.47%	5.93%
Cost of average interest-bearing liabilities (2)	4.88%	3.97%	4.87%	3.72%
Net interest spread (2)	1.65%	2.05%	1.60%	2.21%
Net interest margin (2), (5)	3.16%	3.55%	3.13%	3.67%
Total loans to total deposits ratio (6)	101.90%	97.59%	101.90%	97.59%

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Asset quality:
Loans 30 to 89 days past due and still accruing	$2,286	$428	$2,286	$428
Nonperforming loans (7)	7,500	3,845	7,500	3,845
Nonperforming assets (8)	7,500	3,845	7,500	3,845
Net charge-offs (recoveries)	(86)	(16)	37	(1,118)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.09%	0.02%	0.09%	0.02%
Nonperforming loans to loans held-for-investment	0.31%	0.18%	0.31%	0.18%
Nonperforming loans to ACL on loans	26.09%	15.46%	26.09%	15.46%
Nonperforming assets to total assets	0.26%	0.15%	0.26%	0.15%
ACL on loans to loans held-for-investment	1.17%	1.17%	1.17%	1.17%
ACL on loans to nonperforming loans	383.29%	646.74%	383.29%	646.74%
Net charge-offs (recoveries) to average loans held-for-investment (2)	(0.01)%	(0.01)%	0.01%	(0.11)%
Capital ratios:
Shareholders’ equity to total assets	12.39%	13.32%	12.39%	13.32%
Tangible common equity to total assets (9)	9.97%	10.61%	9.97%	10.61%
Average shareholders’ equity to average total assets	12.31%	13.48%	12.38%	13.52%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.91%	13.12%	11.91%	13.12%
Total capital (to risk-weighted assets)	15.94%	17.57%	15.94%	17.57%
Tier 1 capital (to risk-weighted assets)	14.71%	16.34%	14.71%	16.34%
Tier 1 capital (to average assets)	12.66%	13.84%	12.66%	13.84%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	14.38%	16.00%	14.38%	16.00%
Total capital (to risk-weighted assets)	15.60%	17.23%	15.60%	17.23%
Tier 1 capital (to risk-weighted assets)	14.38%	16.00%	14.38%	16.00%
Tier 1 capital (to average assets)	12.37%	13.55%	12.37%	13.55%

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

Executive Summary
Q2 2024 Financial Highlights
•Net income was $6.3 million for the three months ended June 30, 2024, a decrease of $1.2 million, or 16.0%, from $7.5 million for the three months ended June 30, 2023;
▪Recorded a provision for credit losses of $259 thousand for the three months ended June 30, 2024 compared with $197 thousand for the three months ended June 30, 2023.
▪ACL on loan to loans held-for-investment ratio was 1.17% at June 30, 2024 compared with 1.19% at December 31, 2023.
•Net interest income was $21.7 million for the three months ended June 30, 2024 compared with $21.7 million for the three months ended June 30, 2023. Net interest margin was 3.16% for the three months ended June 30, 2024 compared with 3.55% for the three months ended June 30, 2023.
•Gain on sale of loans was $763 thousand for the three months ended June 30, 2024 compared with $769 thousand for the three months ended June 30, 2023.
•Total assets were $2.85 billion at June 30, 2024, an increase of $63.5 million, or 2.3%, from $2.79 billion at December 31, 2023;
•Loans held-for-investment were $2.45 billion at June 30, 2024, an increase of $125.6 million, or 5.4%, from $2.32 billion at December 31, 2023; and
•Total deposits were $2.41 billion at June 30, 2024, an increase of $54.6 million, or 2.3%, from $2.35 billion at December 31, 2023.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,414,824	$40,626	6.77%	$2,097,489	$32,960	6.30%
Mortgage backed securities	104,538	911	3.50%	98,971	713	2.89%
Collateralized mortgage obligation	22,992	249	4.36%	26,228	262	4.01%
SBA loan pool securities	6,891	74	4.32%	8,364	81	3.88%
Municipal bonds - tax exempt (2)	3,238	29	3.60%	4,234	33	3.13%
Corporate bonds	4,157	47	4.55%	4,339	47	4.34%
Interest-bearing deposits in other financial institutions	199,634	2,736	5.51%	201,696	2,570	5.11%
FHLB and other bank stock	13,794	273	7.96%	12,187	172	5.66%
Total interest-earning assets	2,770,068	44,945	6.53%	2,453,508	36,838	6.02%
Noninterest-earning assets:
Cash and due from banks	23,057			20,754
Allowance for credit losses on loans	(28,372)			(24,710)
Other assets	88,399			71,200
Total noninterest earning assets	83,084			67,244
Total assets	$2,853,152			$2,520,752
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$473,557	4,876	4.14%	$465,564	3,929	3.38%
Savings	6,899	4	0.23%	7,767	5	0.26%
Time deposits	1,383,167	17,656	5.13%	1,054,191	11,187	4.26%
Borrowings	48,462	674	5.59%	—	—	—%
Total interest-bearing liabilities	1,912,085	23,210	4.88%	1,527,522	15,121	3.97%
Noninterest-bearing liabilities:
Demand deposits	535,508			628,127
Other liabilities	54,338			25,234
Total noninterest-bearing liabilities	589,846			653,361
Total liabilities	2,501,931			2,180,883
Shareholders’ equity	351,221			339,869
Total liabilities and shareholders’ equity	$2,853,152			$2,520,752
Net interest income		$21,735			$21,717
Net interest spread (3)			1.65%			2.05%
Net interest margin (4)			3.16%			3.55%
Cost of deposits			3.78%			2.81%
Cost of funds (5)			3.81%			2.81%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $339 thousand and $247 thousand, respectively, and net accretion of discount on loans of $791 thousand and $751 thousand, respectively, are included in the interest income for the three months ended June 30, 2024 and 2023.
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
(6)    Annualized.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Six Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,392,426	$79,877	6.71%	$2,085,021	$64,189	6.21%
Mortgage backed securities	103,195	1,750	3.41%	98,278	1,396	2.86%
Collateralized mortgage obligation	23,377	503	4.33%	26,484	518	3.94%
SBA loan pool securities	7,104	152	4.30%	8,693	163	3.78%
Municipal bonds - tax exempt (2)	3,269	57	3.51%	4,228	67	3.20%
Corporate bonds	4,192	94	4.51%	4,424	94	4.28%
Interest-bearing deposits in other financial institutions	201,960	5,512	5.49%	189,230	4,593	4.89%
FHLB and other bank stock	13,255	555	8.42%	11,190	354	6.38%
Total interest-earning assets	2,748,778	88,500	6.47%	2,427,548	71,374	5.93%
Noninterest-earning assets:
Cash and due from banks	22,211			20,953
Allowance for credit losses on loans	(27,975)			(25,727)
Other assets	88,592			73,177
Total noninterest earning assets	82,828			68,403
Total assets	$2,831,606			$2,495,951
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$463,679	9,541	4.14%	$475,707	7,374	3.13%
Savings	6,548	8	0.25%	7,932	10	0.25%
Time deposits	1,375,190	34,954	5.11%	985,851	19,650	4.02%
Borrowings	45,324	1,263	5.60%	7,862	209	5.36%
Total interest-bearing liabilities	1,890,741	45,766	4.87%	1,477,352	27,243	3.72%
Noninterest-bearing liabilities:
Demand deposits	539,159			657,687
Other liabilities	51,123			23,382
Total noninterest-bearing liabilities	590,282			681,069
Total liabilities	2,481,023			2,158,421
Shareholders’ equity	350,583			337,530
Total liabilities and shareholders’ equity	$2,831,606			$2,495,951
Net interest income		$42,734			$44,131
Net interest spread (3)			1.60%			2.21%
Net interest margin (4)			3.13%			3.67%
Cost of deposits			3.75%			2.56%
Cost of funds (5)			3.79%			2.57%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $673 thousand and $422 thousand, respectively, and net accretion of discount on loans of $1.4 million and $1.4 million, respectively, are included in the interest income for the six months ended June 30, 2024 and 2023.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$4,915	$2,751	$7,666	$9,599	$6,089	$15,688
Investment securities	(3)	177	174	(15)	333	318
Other interest-earning assets	(6)	273	267	371	749	1,120
Total interest income	4,906	3,201	8,107	9,955	7,171	17,126
Interest incurred on:
Savings, NOW, and money market deposits	58	888	946	(207)	2,372	2,165
Time deposits	3,465	3,004	6,469	7,810	7,494	15,304
Borrowings	674	—	674	999	55	1,054
Total interest expense	4,197	3,892	8,089	8,602	9,921	18,523
Change in net interest income	$709	$(691)	$18	$1,353	$(2,750)	$(1,397)

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Interest and dividend income:
Loans, including fees	$40,626	$32,960	$7,666	23.3%
Investment securities	1,310	1,136	174	15.3%
Other interest-earning assets	3,009	2,742	267	9.7%
Total interest income	44,945	36,838	8,107	22.0%
Interest expense:
Deposits	22,536	15,121	7,415	49.0%
Borrowings	674	—	674	—%
Total interest expense	23,210	15,121	8,089	53.5%
Net interest income	$21,735	$21,717	$18	0.1%

Net interest income increased primarily due to a 12.9% increase in average balance of interest-earning assets and a 51 basis point increase in average yield, partially offset by a 25.2% increase in average balance of interest-bearing liabilities and a 91 basis point increase in average cost.
Interest and fees on loans increased primarily due to a 15.1% increase in average balance and a 47 basis point increase in average yield. The increase in average yield was primarily due to increases in overall interest rates on loans and net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 51 basis point increase in average yield, partially offset by a 0.2% decrease in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the three months ended June 30, 2024 and 2023, the average yield on total investment securities was 3.72% and 3.21%, respectively.
Interest income on other interest-earning assets increased primarily due to a 53 basis point increase in average yield, partially offset by a 0.2% decrease in average balance. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank and dividends received on FHLB stock. For the three months ended June 30, 2024 and 2023, the average yield on total other interest-earning assets was 5.67% and 5.14%, respectively.

Interest expense on deposits increased primarily due to a 22.0% increase in average balance of interest-bearing deposits and an 89 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the three months ended June 30, 2024 and 2023, average cost on total interest-bearing deposits was 4.86% and 3.97%, respectively, and average cost on total deposits were 3.78% and 2.81%, respectively.
The Company did not utilize borrowings during the three months ended June 30, 2023.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table presents the components of net interest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Interest and dividend income:
Loans, including fees	$79,877	$64,189	$15,688	24.4%
Investment securities	2,556	2,238	318	14.2%
Other interest-earning assets	6,067	4,947	1,120	22.6%
Total interest income	88,500	71,374	17,126	24.0%
Interest expense:
Deposits	44,503	27,034	17,469	64.6%
Borrowings	1,263	209	1,054	504.3%
Total interest expense	45,766	27,243	18,523	68.0%
Net interest income	$42,734	$44,131	$(1,397)	(3.2)%

Net interest income decreased primarily due to a 28.0% increase in average balance of interest-bearing liabilities and a 115 basis point increase in average cost, partially offset by a 13.2% increase in average balance of interest-earning assets and a 54 basis point increase in average yield.
Interest and fees on loans increased primarily due to a 14.7% increase in average balance and a 50 basis point increase in average yield. The increase in average yield was primarily due to increases in overall interest rates on loans and net amortization of deferred loan fees, partially offset by a decrease in net accretion of discount on loans.
Interest on investment securities increased primarily due to a 46 basis point increase in average yield, partially offset by a 0.7% decrease in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the six months ended June 30, 2024 and 2023, the average yield on total investment securities was 3.64% and 3.18%, respectively.
Interest income on other interest-earning assets increased primarily due to a 7.4% increase in average balance and a 69 basis point increase in average yield. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank and dividends received on FHLB stock. For the six months ended June 30, 2024 and 2023, the average yield on total other interest-earning assets was 5.67% and 4.98%, respectively.
Interest expense on deposits increased primarily due to a 25.6% increase in average balance of interest-bearing deposits and a 114 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the six months ended June 30, 2024 and 2023, average cost on total interest-bearing deposits was 4.85% and 3.71%, respectively, and average cost on total deposits were 3.75% and 2.56%, respectively.
Interest expense on borrowings increased primarily due to a 476.5% increase in average balance and a 24 basis point increase in average cost of interest-bearing deposits. The increase in average cost was primarily due to an increase in market rates.

Provision (reversal) for Credit Losses
The following tables present a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Provision for credit losses on loans	$329	$157	$172	109.6%
Provision (reversal) for credit losses on off-balance sheet credit exposure	(70)	40	(110)	NM
Total provision for credit losses	$259	$197	$62	31.5%

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Provision (reversal) for credit losses on loans	$1,251	$(2,260)	$3,511	NM
Provision (reversal) for credit losses on off-balance sheet credit exposure	98	(321)	419	NM
Total provision (reversal) for credit losses	$1,349	$(2,581)	$3,930	NM

The provision for credit losses for the three months ended June 30, 2024 was primarily due to an increase in loans held-for-investment and quantitatively measured loss reserve requirement, partially offset by a decrease in reserve related to qualitative adjustment factors. See further discussion in “Allowance for Credit Losses.”

Noninterest Income
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Service charges and fees on deposits	$364	$369	$(5)	(1.4)%
Loan servicing income	799	868	(69)	(7.9)%
Bank-owned life insurance income	236	184	52	28.3%
Gain on sale of loans	763	769	(6)	(0.8)%
Other income	323	467	(144)	(30.8)%
Total noninterest income	$2,485	$2,657	$(172)	(6.5)%

Loan servicing income decreased primarily due to an increase in servicing asset amortization. Servicing asset amortization was $519 thousand and $449 thousand, respectively, for the three months ended June 30, 2024 and 2023.
Gain on sale of loans decreased primarily due to a decrease in sales volume, partially offset by an increase in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $13.6 million with a gain of $763 thousand during the three months ended June 30, 2024. During the three months ended June 30, 2023, the Company sold SBA loans of $16.8 million with a gain of $769 thousand.
Other income primarily included wire transfer fees of $165 thousand and $161 thousand, respectively, and debit card interchange fees of $18 thousand and $78 thousand, respectively, for the three months ended June 30, 2024 and 2023.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table presents the components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Service charges and fees on deposits	$742	$713	$29	4.1%
Loan servicing income	1,718	1,728	(10)	(0.6)%
Bank-owned life insurance income	464	364	100	27.5%
Gain on sale of loans	1,841	2,078	(237)	(11.4)%
Other income	665	795	(130)	(16.4)%
Total noninterest income	$5,430	$5,678	$(248)	(4.4)%

Loan servicing income decreased primarily due to an increase in servicing asset amortization. Servicing asset amortization was $893 thousand and $873 thousand, respectively, for the six months ended June 30, 2024 and 2023.
Gain on sale of loans decreased primarily due to a decrease in sales volume, partially offset by an increase in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $33.0 million with a gain of $1.8 million during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company sold SBA loans of $43.9 million with a gain of $2.1 million.
Other income primarily included wire transfer fees of $306 thousand and $305 thousand, respectively, and debit card interchange fees of $99 thousand and $151 thousand, respectively, for the six months ended June 30, 2024 and 2023.

Noninterest Expense
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Salaries and employee benefits	$9,225	$8,675	$550	6.3%
Occupancy and equipment	2,300	1,919	381	19.9%
Professional fees	973	772	201	26.0%
Marketing and business promotion	318	203	115	56.7%
Data processing	495	380	115	30.3%
Director fees and expenses	221	217	4	1.8%
Regulatory assessments	327	382	(55)	(14.4)%
Other expenses	1,316	1,079	237	22.0%
Total noninterest expense	$15,175	$13,627	$1,548	11.4%

Salaries and employee benefits increased primarily due to increases in salaries, and bonus and vacation accruals. The number of full-time equivalent employees was 265 at June 30, 2024 compared to 272 at June 30, 2023.
Occupancy and equipment increased primarily due to an expansion of headquarters location in the second half of 2023, the relocation of a regional office and the consolidation of two branches into one location in Orange County, California starting from the three months ended June 30, 2024.
Professional fees increased primarily due to higher professional fees related to a core system conversion that was completed in April 2024.
Marketing and business promotion expense increased primarily due to an increase in advertisements.
Regulatory assessments decreased primarily due to an increase in FDIC assessment rates in 2023 and an adjustment of $113 thousand made during the three months ended June 30, 2023, partially offset by an increase in the balance sheet.
Other expenses included $124 thousand and $73 thousand in loan related expenses, $543 thousand and $548 thousand in office expense, and $210 thousand and $203 thousand in armed guard expense for the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table presents the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Salaries and employee benefits	$18,443	$17,603	$840	4.8%
Occupancy and equipment	4,658	3,815	843	22.1%
Professional fees	2,057	1,504	553	36.8%
Marketing and business promotion	637	575	62	10.8%
Data processing	897	792	105	13.3%
Director fees and expenses	453	397	56	14.1%
Regulatory assessments	625	537	88	16.4%
Other expenses	3,757	2,158	1,599	74.1%
Total noninterest expense	$31,527	$27,381	$4,146	15.1%

Salaries and employee benefits increased primarily due to increases in salaries and incentives tied to the sales of SBA loans originated at LPOs, partially offset by decreases in bonus and vacation accruals. The number of full-time equivalent employees was 265 at June 30, 2024 compared to 272 at June 30, 2023.
Occupancy and equipment increased primarily due to an expansion of headquarters location in the second half of 2023, and the relocation of a regional office and the consolidation of two branches into one location in Orange County, California starting from the three months ended June 30, 2024.
Professional fees increased primarily due to higher professional fees related to a core system conversion that was completed in April 2024.
Marketing and business promotion expense decreased primarily due to a decrease in advertisements.
Regulatory assessments increased primarily due to an increase in the balance sheet.
Other expenses included $218 thousand and $197 thousand in loan related expenses, $1.1 million and $1.1 million in office expense, and $414 thousand and $382 thousand in armed guard expense for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company recognized a termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guaranty during the six months ended June 30, 2024.
Income Tax Expense
Income tax expense was $2.5 million and $3.1 million, respectively, and the effective tax rate was 28.5% and 29.1%, respectively, for the three months ended June 30, 2024 and 2023. For six months ended June 30, 2024 and 2023, income tax expense was $4.3 million and $7.2 million, respectively, and the effective tax rate was 28.3% and 28.9%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$122,917	$110,953	$(11,964)	$114,485	$104,091	$(10,394)
Residential collateralized mortgage obligations	24,309	22,709	(1,600)	25,611	24,173	(1,438)
SBA loan pool securities	7,056	6,685	(371)	7,773	7,450	(323)
Municipal bonds	3,308	3,232	(76)	3,306	3,329	23
Corporate bonds	5,000	4,430	(570)	5,000	4,280	(720)
Total securities available-for-sale	$162,590	$148,009	$(14,581)	$156,175	$143,323	$(12,852)

Total investment securities were $148.0 million at June 30, 2024, an increase of $4.7 million, or 3.3%, from $143.3 million at December 31, 2023. The increase was primarily due to purchases of $14.8 million, partially offset by principal paydowns of $8.3 million, net premium amortization of $82 thousand and a decrease in fair value of securities available-for-sale of $1.7 million.
As of June 30, 2024, 94.9%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses did not warrant an ACL as of June 30, 2024.
As of June 30, 2024, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	June 30, 2024
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$1,456	1.67%	$5,333	2.01%	$116,128	3.38%	$122,917	3.30%
Residential collateralized mortgage obligations	—	—%	5,595	5.59%	1,575	5.86%	17,139	3.39%	24,309	4.06%
SBA loan pool securities	—	—%	1,721	5.07%	1,828	2.37%	3,507	4.17%	7,056	3.92%
Municipal bonds	861	3.26%	82	3.00%	1,096	3.47%	1,269	3.58%	3,308	3.44%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$861	3.26%	$8,854	4.82%	$14,832	3.16%	$138,043	3.40%	$162,590	3.46%

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
Loans held-for-sale were $3.0 million at June 30, 2024, a decrease of $2.2 million, or 42.6%, from $5.2 million at December 31, 2023. The decrease was primarily due to sales of $33.0 million and pay-offs and pay-downs of $1.6 million, partially offset by new funding of $32.4 million.

Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$852,677	34.8%	$855,270	36.8%
Business property	572,643	23.4%	558,772	24.0%
Multifamily	177,657	7.3%	132,500	5.7%
Construction	28,316	1.2%	24,843	1.1%
Total commercial real estate	1,631,293	66.7%	1,571,385	67.6%
Commercial and industrial	417,333	17.0%	342,002	14.7%
Consumer:
Residential mortgage	384,905	15.7%	389,420	16.8%
Other consumer	15,543	0.6%	20,645	0.9%
Total consumer	400,448	16.3%	410,065	17.7%
Loans held-for-investment	$2,449,074	100.0%	$2,323,452	100.0%
Allowance for credit losses on loans	(28,747)		(27,533)
Net loans held-for-investment	$2,420,327		$2,295,919

ACL on loans to loans held-for-investment	1.17%		1.19%

Loans held-for-investment were $2.45 billion at June 30, 2024, an increase of $125.6 million, or 5.4%, from $2.32 billion at December 31, 2023. The increase was primarily due to new funding and advances of $1.07 billion, partially offset by paydowns and payoffs of $940.6 million.
The following table presents activities in ACL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
ACL on loans
Balance at beginning of period	$28,332	$24,694	$27,533	$24,942
Impact of ASC 326 adoption	—	—	—	1,067
Charge-offs	—	(7)	(185)	(7)
Recoveries	86	23	148	1,125
Provision (reversal) for credit losses on loans	329	157	1,251	(2,260)
Balance at end of period	$28,747	$24,867	$28,747	$24,867
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,445	$1,545	$1,277	$299
Impact of ASC 326 adoption	—	—	—	1,607
Provision (reversal) for credit losses on off-balance sheet credit exposure	(70)	40	98	(321)
Balance at end of period	$1,375	$1,585	$1,375	$1,585

The increase in ACL for the three months ended June 30, 2024 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve requirement, partially offset by a decrease in reserve related to qualitative adjustment factors. The increase in the quantitatively measured loss reserve requirement was primarily due to the increased unemployment rate forecasts by the Federal Open Market Committee (“FOMC”). The projected 2024 year-end national unemployment rate stayed the same at 4.0% in both March and June 2024 meetings; however, the projected 2025 year-end national unemployment rate increased 1 bps to 4.2% in June 2024 meeting from 4.1% in March 2024 meeting, which resulted an increase in PD rates for the 4-quarter projected period. The projected year-over-year change in real GDP was maintained at 2.1% at 2024 year-end and 2.0% at 2025 year-end in both March and June 2024 meetings. Management believes that the projections used are reasonable and aligns with the Company’s expectation of the economic environment over the next 4 quarters.

The following tables present net charge-offs (recoveries) as a percentage to the average loan held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$840,158	$—	—%	$776,932	$—	—%
Business property	600,435	—	—%	529,325	3	0.01%
Multifamily	129,307	—	—%	123,361	—	—%
Construction	30,528	—	—%	16,459	—	—%
Total commercial real estate	1,600,428	—	—%	1,446,076	3	0.01%
Commercial and industrial	401,268	(70)	(0.07)%	251,847	(7)	(0.01)%
Consumer:
Residential mortgage	386,490	—	—%	360,293	—	—%
Other consumer	19,000	(16)	(0.34)%	22,251	(12)	(0.22)%
Total consumer	405,490	(16)	(0.02)%	382,544	(12)	(0.01)%
Total	$2,407,186	$(86)	(0.01)%	$2,080,467	$(16)	(0.01)%

	Six Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$850,151	$—	—%	$774,384	$—	—%
Business property	586,784	(2)	(0.01)%	526,874	(2)	(0.01)%
Multifamily	131,820	—	—%	124,240	—	—%
Construction	28,659	—	—%	17,141	—	—%
Total commercial real estate	1,597,414	(2)	(0.01)%	1,442,640	(2)	(0.01)%
Commercial and industrial	378,117	76	0.04%	250,885	(1,092)	(0.87)%
Consumer:
Residential mortgage	387,885	—	—%	348,345	—	—%
Other consumer	20,026	(37)	(0.37)%	22,397	(24)	(0.21)%
Total consumer	407,911	(37)	(0.02)%	370,742	(24)	(0.01)%
Total	$2,383,442	$37	0.01%	$2,064,267	$(1,118)	(0.11)%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2024	December 31, 2023	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$1,804	$958	$846	88.3%
Business property	2,440	2,865	(425)	(14.8)%
Multifamily	2,038	—	2,038	—%
Total commercial real estate	6,282	3,823	2,459	64.3%
Commercial and industrial	112	68	44	64.7%
Consumer:
Residential mortgage	1,100	—	1,100	—%
Other consumer	6	25	(19)	(76.0)%
Total consumer	1,106	25	1,081	4,324.0%
Total nonaccrual loans	7,500	3,916	3,584	91.5%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans	7,500	3,916	3,584	91.5%
Nonperforming loans held-for-sale	—	—	—	—%
Total nonperforming loans	7,500	3,916	3,584	91.5%
Other real estate owned	—	2,558	(2,558)	(100.0)%
Nonperforming assets	$7,500	$6,474	$1,026	15.8%

Nonaccrual loans to loans held-for-investment	0.31%	0.17%
Nonperforming assets to total assets	0.26%	0.23%
ACL on loans to nonaccrual loans	383.29%	703.09%

The increase in nonaccrual loans held-for-investment was primarily due to loans placed on nonaccrual status of $5.8 million, partially offset by paydowns and payoffs of $117 thousand and loans returned to accrual status of $2.0 million during the six months ended June 30, 2024.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $163 thousand and $283 thousand would have been recorded during the three and six months ended June 30, 2024, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	June 30, 2024	December 31, 2023	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$543,538	$594,673	$(51,135)	(8.6)%
Interest-bearing deposits:
Savings	7,821	6,846	975	14.2%
NOW	18,346	16,825	1,521	9.0%
Retail money market accounts	457,760	397,531	60,229	15.2%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	475,923	456,293	19,630	4.3%
More than $250,000	559,832	515,702	44,130	8.6%
Brokered time deposits	283,033	303,741	(20,708)	(6.8)%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	1,862,716	1,756,939	105,777	6.0%
Total deposits	$2,406,254	$2,351,612	$54,642	2.3%

Estimated total deposits not covered by deposit insurance	$1,020,963	$954,591	66,372	7.0%
Estimated time deposits not covered by deposit insurance	$424,579	$408,637	15,942	3.9%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to interest-bearing deposits. To retain existing and attract new customers, the Bank offers competitive rates on deposit products.
The increase in retail time deposits was primarily due to new accounts of $196.1 million and renewals of the matured accounts of $442.5 million, partially offset by matured and closed accounts of $593.7 million.
As of June 30, 2024 and December 31, 2023, total deposits were comprised of 22.6% and 25.3%, respectively, of noninterest-bearing demand accounts, 20.1% and 17.9%, respectively, of savings, NOW and money market accounts, and 57.3% and 56.8%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.4 million and $3.7 million, respectively, at June 30, 2024 and December 31, 2023.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
June 30, 2024
Time deposits of $250,000 or less	$203,843	$311,633	$240,709	$2,771	$758,956
Time deposits of more than $250,000	104,588	240,550	272,721	1,973	619,832
Total	$308,431	$552,183	$513,430	$4,744	$1,378,788
Not covered by deposit insurance	$80,985	$166,835	$175,487	$1,272	$424,579
December 31, 2023
Time deposits of $250,000 or less	$316,356	$165,091	$276,145	$2,442	$760,034
Time deposits of more than $250,000	207,539	140,583	224,557	3,023	575,702
Total	$523,895	$305,674	$500,702	$5,465	$1,335,736
Not covered by deposit insurance	$147,680	$107,482	$151,070	$2,405	$408,637

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $353.5 million at June 30, 2024, an increase of $4.6 million, or 1.3%, from $348.9 million at December 31, 2023. The increase was primarily due to net income of $11.0 million, partially offset by dividends declared on common stock of $5.1 million, repurchases of common stock of $222 thousand, preferred stock dividends of $142 thousand, and an increase in accumulated other comprehensive loss of $1.2 million.
Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal and state banking regulators. The Company is not currently subject to separate minimum capital requirements under the Federal Reserve’s “Small Bank Holding Company” policy. At such time as the Company reaches the $3 billion asset level, it will be subject to consolidated capital requirements independent of the Bank.
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

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2024
Common tier 1 capital (to risk-weighted assets)	11.91%	14.38%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.94%	15.60%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.71%	14.38%	6.0%	8.0%
Tier 1 capital (to average assets)	12.66%	12.37%	4.0%	5.0%
December 31, 2023
Common tier 1 capital (to risk-weighted assets)	12.23%	14.85%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.39%	16.07%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.16%	14.85%	6.0%	8.0%
Tier 1 capital (to average assets)	13.43%	13.16%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios necessary to minimum regulatory requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffer were 7.41% and 7.60%, respectively, as of June 30, 2024, and 7.73% and 8.07%, respectively, as of December 31, 2023.

Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment qualifies as tier 1 capital for purposes of the bank regulatory capital requirements.
The Series C Preferred Stock accrued no dividend for the first 24 months following the investment date. Beginning on May 24, 2024, holders of the Series C Preferred Stock are entitled to quarterly non-cumulative cash dividends as declared by the Company’s Board of Directors. The Series C Preferred Stock dividend rate adjusts annually based on the lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The terms of the Series C Preferred Stock prohibit the Company from paying dividends on or repurchasing shares of its common stock unless it has paid or contemporaneously pays the full Series C Preferred Stock dividend with respect to the preceding quarterly dividend period.
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
The Company paid the initial quarterly dividend at an annualized rate of 2% beginning in the second quarter of 2024.
Stock Repurchases
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
During the six months ended June 30, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share. As of June 30, 2024, the Company was authorized to purchase 577,777 additional shares under the 2023 stock repurchase program. On July 25, 2024, the Company announced the amendment of the 2023 stock repurchase program, which extended the program expiration from August 2, 2024 to August 1, 2025.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	June 30, 2024	December 31, 2023	Amount Change	Percentage Change
Cash and cash equivalents	$177,630	$242,342	$(64,712)	(26.7)%
Cash and cash equivalents to total assets	6.2%	8.7%
Available borrowing capacity:
FHLB advances	$665,571	$602,976	62,595	10.4%
Federal Reserve Discount Window	574,427	528,893	45,534	8.6%
Overnight federal funds lines	61,000	65,000	(4,000)	(6.2)%
Total	$1,300,998	$1,196,869	$104,129	8.7%
Total available borrowing capacity to total assets	45.6%	42.9%

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

	June 30, 2024		December 31, 2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,804	$323,317	$2,808	$347,652
Unfunded loan commitments	5,192	41,746	4,020	47,038
Standby letters of credit	5,158	1,516	4,638	1,786
Commercial letters of credit	—	135	—	160
Total	$23,154	$366,714	$11,466	$396,636

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2024
Time deposits	$1,374,044	$4,541	$203	$—	$1,378,788
Other short-term borrowings	4,000	—	—	—	4,000
FHLB advances	32,000	—	—	—	32,000
Operating leases	3,391	5,877	4,779	9,551	23,598
Total	$1,413,435	$10,418	$4,982	$9,551	$1,438,386
December 31, 2023
Time deposits	$1,330,271	$5,279	$186	$—	$1,335,736
FHLB advances	39,000	—	—	—	39,000
Operating leases	3,385	6,233	4,959	10,695	25,272
Total	$1,372,656	$11,512	$5,145	$10,695	$1,400,008

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
As part of the Company’s continuous evaluation and periodic enhancements to its NII and EVE calculations. The model incorporates deposit repricing assumptions impacting both consumer and wholesale deposits, deposit behavior assumption related to its non-maturity deposits, and prepayment assumptions related to its loan portfolio. The model modifications incorporated observed pricing and customer behavior in both rising and falling interest rate environments. The model is updated annually and was last evaluated during the three months ended September 30, 2023.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	June 30, 2024		December 31, 2023
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	7.1%	(3.2)%	7.0%	(6.8)%
+100	3.5%	(1.3)%	3.6%	(3.1)%
-100	(4.7)%	(0.5)%	(4.3)%	1.8%
-200	(10.1)%	(3.7)%	(9.4)%	—%

On June 12, 2024, the FOMC kept the upper range of the Fed Funds Target Rate unchanged at 5.50%, a level which the Committee has maintained since July 26, 2023. In the accompanying statement, they added, “The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent.” The Federal Reserve noted that inflation has eased over the past year but remains. They also noted that in recent months, there has been “modest further progress” towards the Committee’s 2 percent inflation objective.
As of June 30, 2024, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
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
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2024 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at June 30, 2024. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
On December 16, 2021, Plaintiff Min Woo Bae, individually and on behalf of all others similarly situated, filed in the Los Angeles County Superior Court a complaint based on the incident for damages, injunctive relief, and equitable relief, styled Min Woo Bae v. Pacific City Bank, Case Number 21STCV45922 (“the Matter”). During the three months ended September 30, 2023, the Bank agreed to settle this matter in exchange for $700 thousand to the putative class members, including costs of settlement administration, and attorneys’ fees and costs. The Bank received preliminary court approval of the settlement and notice was provided to members of the proposed class during the three months ended September 30, 2023. The court issued an order granting final approval on June 20, 2024.
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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2024.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From April 1, 2024 to April 30, 2024	1,654	$15.00	1,654	591,070
From May 1, 2024 to May 31, 2024	3,977	14.94	3,977	587,093
From June 1, 2024 to June 30, 2024	9,316	14.84	9,316	577,777
Total	14,947	$14.88	14,947

During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
During the six months ended June 30, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended June 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.1	May 23, 2024
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024	10-K	001-38621	3.2	March 12, 2024
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	August 8, 2024	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)