Form 10-Q
period 2024-09-30
PCB BANCORP
filed 2024-11-07
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 31, 2024, the registrant had outstanding 14,266,725 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2024

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$29,981	$26,518
Interest-bearing deposits in other financial institutions	163,083	215,824
Total cash and cash equivalents	193,064	242,342
Securities available-for-sale, at fair value (amortized cost of $156,960 and $156,175, respectively, and allowance for credit losses of $0 and $0, respectively, at September 30, 2024 and December 31, 2023)	147,635	143,323
Loans held-for-sale, at lower of cost or fair value	5,170	5,155
Loans held-for-investment, net of deferred fees and costs	2,466,174	2,323,452
Allowance for credit losses on loans	(28,930)	(27,533)
Net loans held-for-investment	2,437,244	2,295,919
Premises and equipment, net	8,414	5,999
Federal Home Loan Bank and other restricted stock, at cost	14,042	12,716
Other real estate owned, net	466	2,558
Bank-owned life insurance	31,520	30,817
Servicing assets	5,902	6,666
Operating lease assets	17,932	18,913
Accrued interest receivable	9,896	9,468
Other assets	18,548	15,630
Total assets	$2,889,833	$2,789,506
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$540,068	$594,673
Savings, NOW and money market accounts	491,939	421,203
Time deposits of $250,000 or less	787,509	760,034
Time deposits of more than $250,000	640,166	575,702
Total deposits	2,459,682	2,351,612
Federal Home Loan Bank advances	—	39,000
Deferred tax liabilities, net	1,168	876
Operating lease liabilities	19,301	20,137
Accrued interest payable and other liabilities	47,382	29,009
Total liabilities	2,527,533	2,440,634
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,266,725 and 14,260,440 shares issued and outstanding, respectively, and included 19,100 and 41,661 shares of unvested restricted stock, respectively, at September 30, 2024 and December 31, 2023	142,926	142,563
Retained earnings	156,680	146,092
Accumulated other comprehensive loss, net	(6,447)	(8,924)
Total shareholders’ equity	362,300	348,872
Total liabilities and shareholders’ equity	$2,889,833	$2,789,506

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$42,115	$34,651	$121,992	$98,840
Tax-exempt investment securities	24	30	81	97
Taxable investment securities	1,360	1,140	3,859	3,311
Other interest-earning assets	2,499	3,031	8,566	7,978
Total interest income	45,998	38,852	134,498	110,226
Interest expense:
Deposits	23,057	16,403	67,560	43,437
Borrowings	222	—	1,485	209
Total interest expense	23,279	16,403	69,045	43,646
Net interest income	22,719	22,449	65,453	66,580
Provision (reversal) for credit losses	50	751	1,399	(1,830)
Net interest income after provision (reversal) for credit losses	22,669	21,698	64,054	68,410
Noninterest income:
Service charges and fees on deposits	399	371	1,141	1,084
Loan servicing income	786	851	2,504	2,579
Bank-owned life insurance income	239	187	703	551
Gain on sale of loans	750	689	2,591	2,767
Other income	446	404	1,111	1,199
Total noninterest income	2,620	2,502	8,050	8,180
Noninterest expense:
Salaries and employee benefits	8,801	8,572	27,244	26,175
Occupancy and equipment	2,261	1,964	6,919	5,779
Professional fees	599	685	2,656	2,189
Marketing and business promotion	667	980	1,304	1,555
Data processing	397	367	1,294	1,159
Director fees and expenses	226	152	679	549
Regulatory assessments	309	281	934	818
Other expense	1,342	1,206	5,099	3,364
Total noninterest expense	14,602	14,207	46,129	41,588
Income before income taxes	10,687	9,993	25,975	35,002
Income tax expense	2,873	2,970	7,195	10,205
Net income	7,814	7,023	18,780	24,797
Preferred stock dividends	346	—	488	—
Net income available to common shareholders	$7,468	$7,023	$18,292	$24,797

Earnings per common share, basic	$0.52	$0.49	$1.28	$1.73
Earnings per common share, diluted	$0.52	$0.49	$1.27	$1.71

Weighted-average common shares outstanding, basic	14,241,014	14,294,802	14,237,851	14,327,930
Weighted-average common shares outstanding, diluted	14,356,384	14,396,216	14,328,510	14,441,960

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$7,814	$7,023	$18,780	$24,797
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	5,256	(3,827)	3,527	(4,137)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,552)	1,118	(1,050)	1,208
Total other comprehensive income (loss), net of tax	3,704	(2,709)	2,477	(2,929)
Total comprehensive income	$11,518	$4,314	$21,257	$21,868

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2023	69,141	14,318,890	$69,141	$143,686	$138,315	$(10,731)	$340,411
Comprehensive income (loss)
Net income	—	—	—	—	7,023	—	7,023
Other comprehensive loss, net of tax	—	—	—	—	—	(2,709)	(2,709)
Issuance of restricted stock	—	3,300	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(99)	—	(2)	—	—	(2)
Repurchase of common stock	—	(67,202)	—	(1,058)	—	—	(1,058)
Share-based compensation expense	—	—	—	113	—	—	113
Stock options exercised	—	64,125	—	662	—	—	662
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,588)	—	(2,588)
Balance at September 30, 2023	69,141	14,319,014	$69,141	$143,401	$142,750	$(13,440)	$341,852

Balance at July 1, 2024	69,141	14,254,024	$69,141	$142,698	$151,781	$(10,151)	$353,469
Comprehensive income
Net income	—	—	—	—	7,814	—	7,814
Other comprehensive income, net of tax	—	—	—	—	—	3,704	3,704
Issuance of restricted stock	—	1,500	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(150)	—	(3)	—	—	(3)
Share-based compensation expense	—	—	—	113	—	—	113
Stock options exercised	—	11,351	—	118	—	—	118
Preferred stock dividends	—	—	—	—	(346)	—	(346)
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,569)	—	(2,569)
Balance at September 30, 2024	69,141	14,266,725	$69,141	$142,926	$156,680	$(6,447)	$362,300

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Nine Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2023	69,141	14,625,474	$69,141	$149,631	$127,181	$(10,511)	$335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income (loss)
Net income	—	—	—	—	24,797	—	24,797
Other comprehensive loss, net of tax	—	—	—	—	—	(2,929)	(2,929)
Issuance of restricted stock	—	3,300	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(99)	—	(2)	—	—	(2)
Repurchase of common stock	—	(452,583)	—	(7,903)	—	—	(7,903)
Share-based compensation expense	—	—	—	346	—	—	346
Stock options exercised	—	142,922	—	1,329	—	—	1,329
Cash dividends declared on common stock ($0.51 per share)	—	—	—	—	(7,342)	—	(7,342)
Balance at September 30, 2023	69,141	14,319,014	$69,141	$143,401	$142,750	$(13,440)	$341,852

Balance at January 1, 2024	69,141	14,260,440	$69,141	$142,563	$146,092	$(8,924)	$348,872
Comprehensive income
Net income	—	—	—	—	18,780	—	18,780
Other comprehensive income, net of tax	—	—	—	—	—	2,477	2,477
Issuance of restricted stock	—	1,500	—	—	—	—	—
Forfeiture of restricted stock	—	(420)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(150)	—	(3)	—	—	(3)
Repurchase of common stock	—	(14,947)	—	(222)	—	—	(222)
Share-based compensation expense	—	—	—	378	—	—	378
Stock options exercised	—	20,302	—	210	—	—	210
Preferred stock dividends	—	—	—	—	(488)	—	(488)
Cash dividends declared on common stock ($0.54 per share)	—	—	—	—	(7,704)	—	(7,704)
Balance at September 30, 2024	69,141	14,266,725	$69,141	$142,926	$156,680	$(6,447)	$362,300

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$18,780	$24,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,677	1,699
Net amortization of premiums on securities	123	169
Net accretion of discounts on loans	(2,137)	(2,197)
Net accretion of deferred loan fees	(919)	(648)
Amortization of servicing assets	1,372	1,344
Provision (reversal) for credit losses	1,399	(1,830)
Bank-owned life insurance income	(703)	(551)
Deferred tax expense (benefit)	(459)	625
Stock-based compensation	378	346
Gain on sale of loans	(2,591)	(2,767)
Originations of loans held-for-sale	(48,328)	(49,753)
Proceeds from sales of and principal collected on loans held-for-sale	51,761	65,550
Change in accrued interest receivable and other assets	(3,409)	2,100
Change in accrued interest payable and other liabilities	17,818	14,566
Net cash provided by operating activities	34,762	53,450
Cash flows from investing activities
Purchase of securities available-for-sale	(14,774)	(15,959)
Proceeds from maturities and paydowns of securities available-for-sale	13,866	14,298
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	676	5,074
Net change in loans held-for-investment	(141,948)	(104,439)
Purchase of loans held-for-investment	—	(15,741)
Purchase of Federal Home Loan Bank stock	(1,326)	(2,533)
Proceeds from sale of other real estate owned	2,571	—
Purchases of premises and equipment	(4,029)	(1,059)
Net cash used in investing activities	(144,964)	(120,359)
Cash flows from financing activities
Net change in deposits	108,070	146,146
Net change in short-term Federal Home Loan Bank advances and other borrowings	—	(20,000)
Proceeds from long-term Federal Home Loan Bank advances	50,000	—
Repayment of long-term Federal Home Loan Bank advances	(89,000)	—
Stock options exercised	210	1,329
Restricted stock surrendered due to employee tax liability	(3)	(2)
Repurchase of common stock	(222)	(7,903)
Cash dividends paid on preferred stock	(427)	—
Cash dividends paid on common stock	(7,704)	(7,342)
Net cash provided by financing activities	60,924	112,228
Net increase (decrease) in cash and cash equivalents	(49,278)	45,319
Cash and cash equivalents at beginning of period	242,342	147,031
Cash and cash equivalents at end of period	$193,064	$192,350

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Interest paid	$59,112	$28,008
Income taxes paid	4,187	4,023
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$676	$—
Loans transferred to other real estate owned	94	—
Right of use assets obtained in exchange for lease obligations	973	1,360

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. As of September 30, 2024, the Bank operated 11 full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and four loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; Atlanta, Georgia; and Bellevue, Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Adopted Accounting Pronouncements
During the nine months ended September 30, 2024, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$112,153	$—	$112,153
Residential collateralized mortgage obligations	—	22,386	—	22,386
SBA loan pool securities	—	6,431	—	6,431
Municipal bonds	—	2,473	—	2,473
Corporate bonds	—	4,192	—	4,192
Total securities available-for-sale	—	147,635	—	147,635
Total assets measured at fair value on a recurring basis	$—	$147,635	$—	$147,635
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$104,091	$—	$104,091
Residential collateralized mortgage obligations	—	24,173	—	24,173
SBA loan pool securities	—	7,450	—	7,450
Municipal bonds	—	3,329	—	3,329
Corporate bonds	—	4,280	—	4,280
Total securities available-for-sale	—	143,323	—	143,323
Total assets measured at fair value on a recurring basis	$—	$143,323	$—	$143,323
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2024
Loans individually evaluated:
Business property	$—	$—	$1,274	$1,274
Commercial and industrial	—	—	16	16
Total loans individually evaluated	—	—	1,290	1,290
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,290	$1,290
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2023
Loans individually evaluated:
Business property	$—	$—	$425	$425
Total loans individually evaluated	—	—	425	425
Total assets measured at fair value on a non-recurring basis	$—	$—	$425	$425
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Weighted-Average
September 30, 2024
Loans individually evaluated:
Business property	$1,274	Fair value of collateral	Selling cost	6%
Commercial and industrial	16	Discounted cash flow	NM	NM
December 31, 2023
Loans individually evaluated:
Business property	$425	Fair value of collateral	NM	NM

The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Loans individually evaluated:
Business property	$3	$(15)	$47	$(47)
Commercial and industrial	(1)	—	31	1,074
Net gains (losses) recognized	$2	$(15)	$78	$1,027

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Interest-bearing deposits in other financial institutions	$163,083	$163,083	$163,083	$—	$—
Securities available-for-sale	147,635	147,635	—	147,635	—
Loans held-for-sale	5,170	5,625	—	5,625	—
Net loans held-for-investment	2,437,244	2,382,466	—	—	2,382,466
Federal Home Loan Bank (“FHLB”) and other restricted stock	14,042	N/A	N/A	N/A	N/A
Accrued interest receivable	9,896	9,896	275	488	9,133
Financial liabilities:
Deposits	$2,459,682	$2,466,010	$—	$—	$2,466,010
Accrued interest payable	27,985	27,985	—	—	27,985
December 31, 2023
Financial assets:
Interest-bearing deposits in other financial institutions	$215,824	$215,824	$215,824	$—	$—
Securities available-for-sale	143,323	143,323	—	143,323	—
Loans held-for-sale	5,155	5,472	—	5,472	—
Net loans held-for-investment	2,295,919	2,225,573	—	—	2,225,573
FHLB and other restricted stock	12,716	N/A	N/A	N/A	N/A
Accrued interest receivable	9,468	9,468	128	513	8,827
Financial liabilities:
Deposits	$2,351,612	$2,353,465	$—	$—	$2,353,465
FHLB advances	39,000	39,013	—	39,013	—
Accrued interest payable	18,052	18,052	—	192	17,860

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$119,363	$692	$(7,902)	$112,153
Residential collateralized mortgage obligations	23,459	101	(1,174)	22,386
SBA loan pool securities	6,688	2	(259)	6,431
Municipal bonds	2,450	23	—	2,473
Corporate bonds	5,000	—	(808)	4,192
Total securities available-for-sale	$156,960	$818	$(10,143)	$147,635
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$114,485	$199	$(10,593)	$104,091
Residential collateralized mortgage obligations	25,611	63	(1,501)	24,173
SBA loan pool securities	7,773	3	(326)	7,450
Municipal bonds	3,306	25	(2)	3,329
Corporate bonds	5,000	—	(720)	4,280
Total securities available-for-sale	$156,175	$290	$(13,142)	$143,323

As of September 30, 2024 and December 31, 2023, pledged securities were $75.4 million and $70.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $488 thousand and $513 thousand at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. government sponsored enterprise, in an amount greater than 10% of shareholder’s equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2024
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	82	83
Five to ten years	6,097	5,297
Greater than ten years	1,271	1,285
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	149,510	140,970
Total	$156,960	$147,635

The Company had no proceeds from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2024 or 2023.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$59	$(1)	3	$72,529	$(7,901)	108	$72,588	$(7,902)	111
Residential collateralized mortgage obligations	991	(3)	1	14,206	(1,171)	36	15,197	(1,174)	37
SBA loan pool securities	55	—	1	5,705	(259)	13	5,760	(259)	14
Corporate bonds	—	—	—	4,192	(808)	1	4,192	(808)	1
Total securities available-for-sale	$1,105	$(4)	5	$96,632	$(10,139)	158	$97,737	$(10,143)	163
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$9,252	$(41)	8	$78,958	$(10,552)	110	$88,210	$(10,593)	118
Residential collateralized mortgage obligations	5,660	(62)	4	13,919	(1,439)	35	19,579	(1,501)	39
SBA loan pool securities	—	—	—	6,627	(326)	14	6,627	(326)	14
Municipal bonds	81	—	1	362	(2)	1	443	(2)	2
Corporate bonds	—	—	—	4,280	(720)	1	4,280	(720)	1
Total securities available-for-sale	$14,993	$(103)	13	$104,146	$(13,040)	161	$119,139	$(13,142)	174

As of September 30, 2024, 95.3%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of September 30, 2024.
As of September 30, 2024, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	September 30, 2024	December 31, 2023
Commercial real estate:
Commercial property	$874,824	$855,270
Business property	579,461	558,772
Multifamily	185,485	132,500
Construction	21,150	24,843
Total commercial real estate	1,660,920	1,571,385
Commercial and industrial	407,024	342,002
Consumer:
Residential mortgage	383,377	389,420
Other consumer	14,853	20,645
Total consumer	398,230	410,065
Loans held-for-investment	2,466,174	2,323,452
Allowance for credit losses on loans	(28,930)	(27,533)
Net loans held-for-investment	$2,437,244	$2,295,919

In the ordinary course of business, the Company may grant loans to certain of its officers and directors, and the companies with which they are associated. As of September 30, 2024 and December 31, 2023, the Company had $108 thousand and $111 thousand of such loans outstanding, respectively,
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Provision (reversal) for credit losses on loans	$193	$822	$1,444	$(1,438)
Provision (reversal) for credit losses on off-balance sheet credit exposures	(143)	(71)	(45)	(392)
Total provision (reversal) for credit losses	$50	$751	$1,399	$(1,830)

The following tables present the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at July 1, 2024	$11,900	$4,848	$1,661	$131	$7,186	$2,957	$64	$28,747
Charge-offs	—	(104)	—	—	—	—	(7)	(111)
Recoveries	—	1	—	—	8	—	92	101
Provision (reversal) for credit losses on loans	(1,515)	779	(14)	(38)	1,056	6	(81)	193
Balance at September 30, 2024	$10,385	$5,524	$1,647	$93	$8,250	$2,963	$68	$28,930

Balance at July 1, 2023	$9,601	$6,077	$1,259	$125	$6,513	$1,216	$76	$24,867
Charge-offs	—	—	—	—	(45)	—	(67)	(112)
Recoveries	—	2	—	—	8	—	12	22
Provision (reversal) for credit losses on loans	1,747	(1,922)	554	(30)	(468)	877	64	822
Balance at September 30, 2023	$11,348	$4,157	$1,813	$95	$6,008	$2,093	$85	$25,599

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2024	$12,665	$4,739	$1,441	$135	$6,245	$2,226	$82	$27,533
Charge-offs	—	(104)	—	—	(155)	—	(37)	(296)
Recoveries	—	3	—	—	87	—	159	249
Provision (reversal) for credit losses on loans	(2,280)	886	206	(42)	2,073	737	(136)	1,444
Balance at September 30, 2024	$10,385	$5,524	$1,647	$93	$8,250	$2,963	$68	$28,930

Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	(4)	—	—	(45)	—	(70)	(119)
Recoveries	—	8	—	—	1,100	—	39	1,147
Provision (reversal) for credit losses on loans	4,608	(2,492)	423	(56)	(4,893)	936	36	(1,438)
Balance at September 30, 2023	$11,348	$4,157	$1,813	$95	$6,008	$2,093	$85	$25,599

The increase in overall ACL for the three and nine months ended September 30, 2024 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve requirement, as well as, an ACL increase on commercial and industrial loans related to qualitative adjustment factors from the increase of past due loans. ACL on commercial property loans decreased primarily due to a decrease in reserve related to qualitative adjustment factors from the improvement in the credit metrics.

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

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of September 30, 2024 and gross write offs for the nine months ended September 30, 2024. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
Commercial Real Estate:
Commercial property
Pass	$90,144	$143,673	$260,646	$149,104	$77,092	$130,013	$20,556	$387	$871,615
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	133	410	—	—	2,666	—	—	3,209
Doubtful	—	—	—	—	—	—	—	—	—
Total	$90,144	$143,806	$261,056	$149,104	$77,092	$132,679	$20,556	$387	$874,824
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$65,709	$100,737	$95,856	$151,769	$45,463	$105,797	$2,256	$3,780	$571,367
Special mention	—	—	5,057	—	—	—	—	—	5,057
Substandard	—	—	448	865	—	1,724	—	—	3,037
Doubtful	—	—	—	—	—	—	—	—	—
Total	$65,709	$100,737	$101,361	$152,634	$45,463	$107,521	$2,256	$3,780	$579,461
Current period gross write offs	$—	$—	$77	$—	$—	$27	$—	$—	$104
Multifamily
Pass	$19,920	$53,051	$40,063	$38,358	$25,937	$5,117	$1,001	$—	$183,447
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,038	—	—	—	—	2,038
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,920	$53,051	$40,063	$40,396	$25,937	$5,117	$1,001	$—	$185,485
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$29	$8,461	$12,660	$—	$—	$—	$—	$—	$21,150
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29	$8,461	$12,660	$—	$—	$—	$—	$—	$21,150
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024 (Continued)
Commercial and Industrial
Pass	$28,303	$35,694	$23,060	$9,848	$3,423	$9,009	$294,168	$3,395	$406,900
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	124	—	—	124
Doubtful	—	—	—	—	—	—	—	—	—
Total	$28,303	$35,694	$23,060	$9,848	$3,423	$9,133	$294,168	$3,395	$407,024
Current period gross write offs	$—	$—	$—	$—	$—	$5	$—	$150	$155
Consumer
Residential mortgage
Pass	$17,670	$75,436	$154,579	$74,455	$10,913	$49,910	$—	$—	$382,963
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	414	—	—	414
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,670	$75,436	$154,579	$74,455	$10,913	$50,324	$—	$—	$383,377
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$274	$3,331	$5,007	$1,894	$565	$50	$3,694	$—	$14,815
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	38	—	—	—	—	—	—	38
Doubtful	—	—	—	—	—	—	—	—	—
Total	$274	$3,369	$5,007	$1,894	$565	$50	$3,694	$—	$14,853
Current period gross write offs	$—	$12	$15	$—	$10	$—	$—	$—	$37
Total loans held-for-investment
Pass	$222,049	$420,383	$591,871	$425,428	$163,393	$299,896	$321,675	$7,562	$2,452,257
Special mention	—	—	5,057	—	—	—	—	—	5,057
Substandard	—	171	858	2,903	—	4,928	—	—	8,860
Doubtful	—	—	—	—	—	—	—	—	—
Total	$222,049	$420,554	$597,786	$428,331	$163,393	$304,824	$321,675	$7,562	$2,466,174
Current period gross write offs	$—	$12	$92	$—	$10	$32	$—	$150	$296

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2023. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Commercial Real Estate:
Commercial property
Pass	$154,563	$268,369	$155,817	$83,461	$70,425	$107,879	$8,807	$—	$849,321
Special mention	—	—	484	—	—	2,952	—	—	3,436
Substandard	—	—	—	—	311	2,202	—	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$154,563	$268,369	$156,301	$83,461	$70,736	$113,033	$8,807	$—	$855,270
Business property
Pass	$103,364	$103,549	$163,136	$50,362	$69,852	$59,765	$882	$4,327	$555,237
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	452	193	—	2,254	636	—	—	3,535
Doubtful	—	—	—	—	—	—	—	—	—
Total	$103,364	$104,001	$163,329	$50,362	$72,106	$60,401	$882	$4,327	$558,772
Multifamily
Pass	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Construction
Pass	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023 (Continued)
Commercial and Industrial
Pass	$77,957	$28,638	$11,950	$4,354	$6,323	$8,327	$198,010	$3,796	$339,355
Special mention	—	—	—	379	314	27	1,000	—	1,720
Substandard	—	—	—	—	142	785	—	—	927
Doubtful	—	—	—	—	—	—	—	—	—
Total	$77,957	$28,638	$11,950	$4,733	$6,779	$9,139	$199,010	$3,796	$342,002
Consumer
Residential mortgage
Pass	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Other consumer
Pass	$4,837	$7,527	$3,275	$1,326	$458	$7	$3,190	$—	$20,620
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	—	10	—	—	—	—	25
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,837	$7,542	$3,275	$1,336	$458	$7	$3,190	$—	$20,645
Total loans held-for-investment
Pass	$439,138	$621,555	$455,525	$184,838	$163,948	$227,280	$210,889	$8,123	$2,311,296
Special mention	—	—	484	379	314	2,979	1,000	—	5,156
Substandard	—	467	193	10	2,707	3,623	—	—	7,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	$439,138	$622,022	$456,202	$185,227	$166,969	$233,882	$211,889	$8,123	$2,323,452

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
September 30, 2024
Commercial real estate:
Commercial property	$1,633	$—	$—	$1,633	$—
Business property	2,367	1,560	286	2,367	286
Multifamily	2,038	—	—	2,038	—
Total commercial real estate	6,038	1,560	286	6,038	286
Commercial and industrial	124	47	31	77	—
Consumer:
Residential mortgage	414	—	—	414	—
Other consumer	38	38	—	—	—
Total consumer	452	38	—	414	—
Total	$6,614	$1,645	$317	$6,529	$286
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$958	$—
Business property	2,865	689	264	2,865	264
Total commercial real estate	3,823	689	264	3,823	264
Commercial and industrial	68	—	—	68	—
Consumer:
Other consumer	25	25	—	—	—
Total consumer	25	25	—	—	—
Total	$3,916	$714	$264	$3,891	$264

There were no nonaccrual loans guaranteed by a U.S. government agency at September 30, 2024 and December 31, 2023.

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

($ in thousands)	Hotel / Motel	Warehouse	Car Wash	Retail	Apartment	Single Family Residential	Other	Total
September 30, 2024
Commercial real estate:
Commercial property	$1,633	$—	$—	$—	$—	$—	$—	$1,633
Business property	—	—	1,718	613	—	—	36	2,367
Multifamily	—	—	—	—	2,038	—	—	2,038
Total commercial real estate	1,633	—	1,718	613	2,038	—	36	6,038
Commercial and industrial	11	—	—	—	—	66	—	77
Consumer:
Residential mortgage	—	—	—	—	—	414	—	414
Total consumer	—	—	—	—	—	414	—	414
Total	$1,644	$—	$1,718	$613	$2,038	$480	$36	$6,529
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$—	$—	$—	$—	$958
Business property	—	2,137	—	689	—	—	39	2,865
Total commercial real estate	958	2,137	—	689	—	—	39	3,823
Commercial and industrial	13	—	—	—	—	55	—	68
Total	$971	$2,137	$—	$689	$—	$55	$39	$3,891

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
September 30, 2024
Commercial real estate:
Commercial property	$257	$—	$—	$257	$607	$—	$276	$883	$1,140
Business property	680	—	—	680	—	—	707	707	1,387
Multifamily	—	—	—	—	—	—	2,038	2,038	2,038
Total commercial real estate	937	—	—	937	607	—	3,021	3,628	4,565
Commercial and industrial	698	—	—	698	34	46	44	124	822
Consumer:
Residential mortgage	1,212	—	—	1,212	—	414	—	414	1,626
Other consumer	126	21	—	147	—	—	38	38	185
Total consumer	1,338	21	—	1,359	—	414	38	452	1,811
Total	$2,973	$21	$—	$2,994	$641	$460	$3,103	$4,204	$7,198
December 31, 2023
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$296	$—	$296	$296
Business property	560	—	—	560	—	39	168	207	767
Total commercial real estate	560	—	—	560	—	335	168	503	1,063
Commercial and industrial	217	—	—	217	—	—	—	—	217
Consumer:
Residential mortgage	604	—	—	604	—	—	—	—	604
Other consumer	13	34	—	47	—	15	3	18	65
Total consumer	617	34	—	651	—	15	3	18	669
Total	$1,394	$34	$—	$1,428	$—	$350	$171	$521	$1,949

Loan Modification
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or combination of at above mentioned modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. These loans are placed on nonaccrual status at the time of such modification.
The following tables present loans that the borrowers were both experiencing financial difficulty and modified during the periods indicated by loan segments and modification type:

	Three Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
September 30, 2024
Commercial real estate:
Business property	$1,183	$1,183	0.2%
Total commercial real estate	1,183	1,183	0.1%
Total	$1,183	$1,183	0.1%

	Nine Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
September 30, 2024
Commercial real estate:
Commercial property	$410	$410	0.1%
Business property	2,230	2,230	0.4%
Total commercial real estate	2,640	2,640	0.2%
Commercial and industrial	$44	$44	0.1%
Total	$2,684	$2,684	0.1%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicates:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Combination of Other-Than-Insignificant Payment Delay and Term Extension
Commercial property		6-month fixed payment and 6-month term extension
Business property	6-month fixed payment and 6-month term extension	6-month fixed payment and 6-month term extension
Commercial and industrial		6-month interest-only payment and 6-month term extension

There were no loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023.
The Company had no commitments to lend to any borrower included in the above table as of September 30, 2024.

The following table presents the performance of loans that the borrowers were both experiencing financial difficulty and modified in the last 12 months:

($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total
September 30, 2024
Commercial real estate:
Business property	$—	$—	$671	$671
Total commercial real estate	—	—	671	671
Commercial and industrial	—	—	44	44
Total	$—	$—	$715	$715

Purchases, Sales, and Transfers
The following table presents a summary of loans that were transferred from loans held-for-investment to loans held-for-sale for the periods indicate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Consumer:
Residential mortgage	$676	$—	$676	$—
Total consumer	676	—	676	—
Total	$676	$—	$676	$—

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during three and nine months ended September 30, 2024 or 2023.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Consumer:
Residential mortgage	$—	$—	$—	$15,741
Total consumer	—	—	—	15,741
Total	$—	$—	$—	$15,741

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	September 30, 2024	December 31, 2023
Commercial real estate:
Business property	$4,500	$2,802
Total commercial real estate	4,500	2,802
Commercial and industrial	670	2,353
Total	$5,170	$5,155

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

Note 5. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of year	$—	$—	$2,558	$—
Additions	466	—	466	—
Sales	—	—	(2,558)	—
Balance at end of year	$466	$—	$466	$—

During the year ended December 31, 2023, the Company recognized an OREO of $2.6 million by transferring a SBA 7(a) loan of $593 thousand, of which its guaranteed portion was previously sold. The Company’s exposure was 25% of the OREO and the SBA was entitled to 75% of the sale price upon the sale of property. The Company sold the property during the three months ended March 31, 2024.
The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of year	$—	$—	$—	$—
Additions	—	—	—	—
Net direct write-downs and removal from sale	—	—	—	—
Balance at end of year	$—	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net (gain) loss on sales	$—	$—	$(13)	$—
Operating expenses, net of rental income	5	—	7	—
Total	$5	$—	$(6)	$—

The Company did not provide loans to finance the sale of its OREO properties during the nine months ended September 30, 2024.

Note 6 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $13.5 million and $17.7 million, respectively, with the servicing rights retained and recognized a net gain on sale of $750 thousand and $689 thousand, respectively, during the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, the Company sold loans of $46.5 million and $61.6 million, respectively, with the servicing rights retained and recognized a net gain on sale of $2.6 million and $2.8 million, respectively. Loan servicing income was $786 thousand and $851 thousand, respectively, for the three months ended September 30, 2024 and 2023, and $2.5 million and $2.6 million, respectively, for the nine months ended September 30, 2024 and 2023.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	September 30, 2024				December 31, 2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$43	$5,343	$516	$5,902	$49	$6,135	$482	$6,666
Fair value	$95	$7,580	$807	$8,482	$104	$8,284	$728	$9,116
Discount rate	7.85%	12.14%	15.85%		9.93%	12.30%	15.46%
Prepayment speed	14.62%	18.46%	14.10%		12.75%	16.71%	13.97%
Weighted-average remaining life	19.0 years	20.7 years	7.3 years		19.8 years	21.0 years	7.1 years
Underlying loans being serviced	$9,560	$453,823	$63,679	$527,062	$10,666	$461,300	$60,265	$532,231

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended September 30,
	2024				2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$45	$5,656	$504	$6,205	$55	$6,655	$432	$7,142
Additions	—	107	69	176	—	199	50	249
Amortization	(2)	(420)	(57)	(479)	(4)	(420)	(47)	(471)
Balance at end of period	$43	$5,343	$516	$5,902	$51	$6,434	$435	$6,920

	Nine Months Ended September 30,
	2024				2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$49	$6,135	$482	$6,666	$64	$6,831	$452	$7,347
Additions	—	427	181	608	—	787	130	917
Amortization	(6)	(1,219)	(147)	(1,372)	(13)	(1,184)	(147)	(1,344)
Balance at end of period	$43	$5,343	$516	$5,902	$51	$6,434	$435	$6,920

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Operating lease cost (1)	$889	$744	$2,716	$2,237
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$849	$809	$2,577	$2,440
Right of use assets obtained in exchange for lease obligations	$973	$1,134	$973	$1,360

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	September 30, 2024	December 31, 2023
Operating leases:
Operating lease assets	$17,932	$18,913
Operating lease liabilities	$19,301	$20,137
Weighted-average remaining lease term	7.9 years	8.3 years
Weighted-average discount rate	4.70%	4.63%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	September 30, 2024
Maturities:
2024	$862
2025	3,397
2026	3,051
2027	2,665
2028	2,541
After 2028	11,480
Total lease payment	23,996
Imputed Interest	(4,695)
Present value of operating lease liabilities	$19,301

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had no FHLB advances at September 30, 2024. At December 31, 2023, the Company had a term FHLB advance of $39.0 million with an interest rate of 5.63% and a maturity date of February 21, 2024 (term of 92 days). The Company repaid the advance upon maturity.
At September 30, 2024 and December 31, 2023, loans pledged to secure borrowings from the FHLB were $979.7 million and $1.04 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $13.9 million and $12.5 million at September 30, 2024 and December 31, 2023, respectively. The Company had additional borrowing capacity of $703.0 million and $603.0 million from the FHLB as of September 30, 2024 and December 31, 2023, respectively.
Federal Reserve Discount Window
The Company had $578.7 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $712.4 million with no outstanding borrowings at September 30, 2024. At December 31, 2023, the Company had $528.9 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $681.8 million with no outstanding borrowings.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company maintained available borrowing capacity of $65.0 million and had no overnight borrowing at both September 30, 2024 and December 31, 2023.
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
The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $346 thousand and $488 thousand for the three and nine months ended September 30, 2024, respectively.
Stock Repurchases
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
During the nine months ended September 30, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share. On July 25, 2024, the Company announced the amendment of the 2023 stock repurchase program, which extended the program expiration from August 2, 2024 to August 1, 2025. As of September 30, 2024, the Company was authorized to purchase 577,777 additional shares under the 2023 stock repurchase program.

Note 10 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of September 30, 2024, there were 482,800 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Share-based compensation expense related to:
Stock options	$69	$27	$213	$90
Restricted stock awards	44	86	165	256
Total share-based compensation expense	$113	$113	$378	$346
Related tax benefits	$26	$25	$89	$75

The following table presents unrecognized share-based compensation expense as of the date indicated:

	September 30, 2024
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$591	2.3 years
Restricted stock awards	321	2.0 years
Total unrecognized share-based compensation expense	$912	2.2 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended September 30, 2024
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	605,764	$13.95	5.2 years	$1,413
Granted	5,000	$18.25	10.0 years
Exercised	(11,351)	$10.33	1.1 years
Forfeited	(9,075)	$10.33	1.1 years
Outstanding at end of period	590,338	$14.11	5.2 years	$2,763
Exercisable at end of period	342,338	$12.90	2.5 years	$2,017

	Nine Months Ended September 30, 2024
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	614,715	$13.90	5.7 years	$2,788
Granted	5,000	$18.25	10.0 years
Exercised	(20,302)	$10.33	1.1 years
Forfeited	(9,075)	$10.33	1.1 years
Outstanding at end of period	590,338	$14.11	5.2 years	$2,763
Exercisable at end of period	342,338	$12.90	2.5 years	$2,017

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	255,000	$15.90	271,000	$15.85
Granted	5,000	$18.25	5,000	$18.25
Vested	(12,000)	$19.36	(28,000)	$16.84
Outstanding at end of period	248,000	$15.78	248,000	$15.78

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	24,980	$19.90	41,661	$17.53
Granted	1,500	$18.74	1,500	$18.74
Vested	(7,380)	$16.82	(23,641)	$14.83
Forfeited	—	$—	(420)	$15.97
Outstanding at end of period	19,100	$21.00	19,100	$21.00

Note 11 - Income Taxes
Income tax expense was $2.9 million and $3.0 million, respectively, and the effective tax rate was 26.9% and 29.7%, respectively, for the three months ended September 30, 2024 and 2023. For nine months ended September 30, 2024 and 2023, income tax expense was $7.2 million and $10.2 million, respectively, and the effective tax rate was 27.7% and 29.2%, respectively.
At September 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of September 30, 2024, the Company is no longer subject to examination by taxing authorities for tax years before 2021 for federal taxes and before 2020 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

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
The following table presents the computations of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2024	2023	2024	2023
Basic earnings per share:
Net income available to common shareholders	$7,468	$7,023	$18,292	$24,797
Less: income allocated to unvested restricted stock	(11)	(21)	(31)	(78)
Net income allocated to common stock	$7,457	$7,002	$18,261	$24,719
Weighted-average total common shares outstanding	14,262,513	14,337,341	14,262,340	14,372,908
Less: weighted-average unvested restricted stock	(21,499)	(42,539)	(24,489)	(44,978)
Weighted-average common shares outstanding, basic	14,241,014	14,294,802	14,237,851	14,327,930
Basic earnings per share	$0.52	$0.49	$1.28	$1.73
Diluted earnings per share:
Net income allocated to common stock	$7,457	$7,002	$18,261	$24,719
Weighted-average common shares outstanding, basic	14,241,014	14,294,802	14,237,851	14,327,930
Diluted effect of stock options	115,370	101,414	90,659	114,030
Weighted-average common shares outstanding, diluted	14,356,384	14,396,216	14,328,510	14,441,960
Diluted earnings per share	$0.52	$0.49	$1.27	$1.71

There were 291,700 and 93,700 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, there were 283,000 and 93,700 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.

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
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	September 30, 2024		December 31, 2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$11,828	$381,302	$2,808	$347,652
Unfunded loan commitments	5,590	34,839	4,020	47,038
Standby letters of credit	5,158	1,516	4,638	1,786
Commercial letters of credit	—	—	—	160
Total	$22,576	$417,657	$11,466	$396,636

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million on January 1, 2023. As of September 30, 2024 and December 31, 2023, the Company maintained an ACL on off-balance sheet credit exposures of $1.2 million and $1.3 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of September 30, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it is subject. Under the Federal Reserve’s “Small Bank Holding Company” policy, the Company is not currently subject to separate minimum capital requirements under the Basel III rules. At such time as the Company reaches the $3 billion asset level, it will be subject to consolidated capital requirements under the Basel III rules independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The Company and the Bank’s capital conservation buffer was 7.42% and 7.54%, respectively, as of September 30, 2024, and 7.73% and 8.07%, respectively, as of December 31, 2023. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$299,090	11.92%	$112,909	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	398,395	15.88%	200,727	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	368,231	14.68%	150,545	6.0%	N/A	N/A
Tier 1 capital (to average assets)	368,231	12.79%	115,148	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$359,655	14.33%	$112,905	4.5%	$163,086	6.5%
Total capital (to risk-weighted assets)	389,818	15.54%	200,721	8.0%	250,901	10.0%
Tier 1 capital (to risk-weighted assets)	359,655	14.33%	150,541	6.0%	200,721	8.0%
Tier 1 capital (to average assets)	359,655	12.49%	115,146	4.0%	143,933	5.0%
December 31, 2023
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$288,174	12.23%	$106,043	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	386,125	16.39%	188,521	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	357,315	15.16%	141,391	6.0%	N/A	N/A
Tier 1 capital (to average assets)	357,315	13.43%	106,423	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$350,038	14.85%	$106,081	4.5%	$153,228	6.5%
Total capital (to risk-weighted assets)	378,849	16.07%	188,588	8.0%	235,735	10.0%
Tier 1 capital (to risk-weighted assets)	350,038	14.85%	141,441	6.0%	188,588	8.0%
Tier 1 capital (to average assets)	350,038	13.16%	106,421	4.0%	133,026	5.0%

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$27	$27	$77	$79
Account analysis fees	250	239	715	699
Non-sufficient funds charges	96	81	272	241
Other deposit related fees	26	24	77	65
Total service charges and fees on deposits	399	371	1,141	1,084
Debit card fees	154	103	253	254
Gain (loss) on sale of other real estate owned	—	—	13	—
Wire transfer fees	156	162	462	467
Other service charges	61	54	177	157
Total	$770	$690	$2,046	$1,962

Note 16 - Subsequent Events
Dividend Declared on Common Stock
On October 23, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on or about November 15, 2024, to shareholders of record as of the close of business on November 8, 2024.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2024. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Within the various economic scenarios considered as of September 30, 2024, the quantitative estimate of the ACL would increase by approximately $8.4 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Average total shareholders' equity	$357,376	$343,144	$352,866	$339,423
Less: average preferred stock	69,141	69,141	69,141	69,141
Average tangible common equity	$288,235	$274,003	$283,725	$270,282
Net income	$7,814	$7,023	$18,780	$24,797
Annualized return on average shareholders’ equity	8.70%	8.12%	7.11%	9.77%
Net income available to common shareholders	$7,468	$7,023	$18,292	$24,797
Annualized return on average tangible common equity	10.31%	10.17%	8.61%	12.27%

($ in thousands, except per share data)	September 30, 2024	December 31, 2023	September 30, 2023
Total shareholders' equity	$362,300	$348,872	$341,852
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$293,159	$279,731	$272,711
Outstanding common shares	14,266,725	14,260,440	14,319,014
Book value per common share	$25.39	$24.46	$23.87
Tangible common equity per common share	$20.55	$19.62	$19.05
Total assets	$2,889,833	$2,789,506	$2,567,974
Total shareholders' equity to total assets	12.54%	12.51%	13.31%
Tangible common equity to total assets	10.14%	10.03%	10.62%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Selected balance sheet data:
Cash and cash equivalents	$193,064	$192,350	$193,064	$192,350
Securities available-for-sale	147,635	139,218	147,635	139,218
Loans held-for-sale	5,170	6,693	5,170	6,693
Loans held-for-investment	2,466,174	2,167,605	2,466,174	2,167,605
ACL on loans	(28,930)	(25,599)	(28,930)	(25,599)
Total assets	2,889,833	2,567,974	2,889,833	2,567,974
Total deposits	2,459,682	2,192,129	2,459,682	2,192,129
Shareholders’ equity	362,300	341,852	362,300	341,852
Selected income statement data:
Interest income	$45,998	$38,852	$134,498	$110,226
Interest expense	23,279	16,403	69,045	43,646
Net interest income	22,719	22,449	65,453	66,580
Provision (reversal) for credit losses	50	751	1,399	(1,830)
Noninterest income	2,620	2,502	8,050	8,180
Noninterest expense	14,602	14,207	46,129	41,588
Income before income taxes	10,687	9,993	25,975	35,002
Income tax expense	2,873	2,970	7,195	10,205
Net income	7,814	7,023	18,780	24,797
Preferred stock dividends	346	—	488	—
Net income available to common shareholders	7,468	7,023	18,292	24,797
Per share data:
Earnings per common share, basic	$0.52	$0.49	$1.28	$1.73
Earnings per common share, diluted	0.52	0.49	1.27	1.71
Book value per common share (1)	25.39	23.87	25.39	23.87
Tangible common equity per common share (9)	20.55	19.05	20.55	19.05
Cash dividends declared per common share	0.18	0.18	0.54	0.51
Outstanding share data:
Number of common shares outstanding	14,266,725	14,319,014	14,266,725	14,319,014
Weighted-average common shares outstanding, basic	14,241,014	14,294,802	14,237,851	14,327,930
Weighted-average common shares outstanding, diluted	14,356,384	14,396,216	14,328,510	14,441,960
Selected performance ratios:
Return on average assets (2)	1.08%	1.09%	0.88%	1.32%
Return on average shareholders’ equity (2)	8.70%	8.12%	7.11%	9.77%
Dividend payout ratio (3)	34.62%	36.73%	42.19%	29.48%
Efficiency ratio (4)	57.63%	56.94%	62.76%	55.63%
Yield on average interest-earning assets (2)	6.58%	6.18%	6.51%	6.01%
Cost of average interest-bearing liabilities (2)	4.85%	4.17%	4.86%	3.88%
Net interest spread (2)	1.73%	2.01%	1.65%	2.13%
Net interest margin (2), (5)	3.25%	3.57%	3.17%	3.63%
Total loans to total deposits ratio (6)	100.47%	99.19%	100.47%	99.19%

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Asset quality:
Loans 30 to 89 days past due and still accruing	$2,994	$708	$2,994	$708
Nonperforming loans (7)	6,614	3,730	6,614	3,730
Nonperforming assets (8)	7,080	3,730	7,080	3,730
Net charge-offs (recoveries)	10	90	47	(1,028)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.12%	0.03%	0.12%	0.03%
Nonperforming loans to loans held-for-investment	0.27%	0.17%	0.27%	0.17%
Nonperforming loans to ACL on loans	22.86%	14.57%	22.86%	14.57%
Nonperforming assets to total assets	0.24%	0.15%	0.24%	0.15%
ACL on loans to loans held-for-investment	1.17%	1.18%	1.17%	1.18%
ACL on loans to nonperforming loans	437.41%	686.30%	437.41%	686.30%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.01%	0.01%	0.01%	(0.07)%
Capital ratios:
Shareholders’ equity to total assets	12.54%	13.31%	12.54%	13.31%
Tangible common equity to total assets (9)	10.14%	10.62%	10.14%	10.62%
Average shareholders’ equity to average total assets	12.47%	13.39%	12.41%	13.48%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.92%	13.07%	11.92%	13.07%
Total capital (to risk-weighted assets)	15.88%	17.48%	15.88%	17.48%
Tier 1 capital (to risk-weighted assets)	14.68%	16.24%	14.68%	16.24%
Tier 1 capital (to average assets)	12.79%	13.76%	12.79%	13.76%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	14.33%	15.87%	14.33%	15.87%
Total capital (to risk-weighted assets)	15.54%	17.11%	15.54%	17.11%
Tier 1 capital (to risk-weighted assets)	14.33%	15.87%	14.33%	15.87%
Tier 1 capital (to average assets)	12.49%	13.44%	12.49%	13.44%

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

Executive Summary
Q3 2024 Financial Highlights
•Net income available for common shareholders was $7.5 million for the three months ended September 30, 2024, an increase of $445 thousand, or 6.3%, from $7.0 million for the three months ended September 30, 2023;
▪Recorded a provision for credit losses of $50 thousand for the three months ended September 30, 2024 compared with $751 thousand for the three months ended September 30, 2023.
▪ACL on loan to loans held-for-investment ratio was 1.17% at September 30, 2024 compared with 1.19% at December 31, 2023.
•Net interest income was $22.7 million for the three months ended September 30, 2024 compared with $22.4 million for the three months ended September 30, 2023. Net interest margin was 3.25% for the three months ended September 30, 2024 compared with 3.57% for the three months ended September 30, 2023.
•Gain on sale of loans was $750 thousand for the three months ended September 30, 2024 compared with $689 thousand for the three months ended September 30, 2023.
•Total assets were $2.89 billion at September 30, 2024, an increase of $100.3 million, or 3.6%, from $2.79 billion at December 31, 2023;
•Loans held-for-investment were $2.47 billion at September 30, 2024, an increase of $142.7 million, or 6.1%, from $2.32 billion at December 31, 2023; and
•Total deposits were $2.46 billion at September 30, 2024, an increase of $108.1 million, or 4.6%, from $2.35 billion at December 31, 2023.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,456,015	$42,115	6.82%	$2,137,184	$34,651	6.43%
Mortgage backed securities	111,350	1,000	3.57%	98,534	750	3.02%
Collateralized mortgage obligation	22,661	244	4.28%	24,959	262	4.16%
SBA loan pool securities	6,571	69	4.18%	7,842	81	4.10%
Municipal bonds - tax exempt (2)	2,698	24	3.54%	3,602	30	3.30%
Corporate bonds	4,248	47	4.40%	4,056	47	4.60%
Interest-bearing deposits in other financial institutions	161,669	2,202	5.42%	206,399	2,798	5.38%
FHLB and other bank stock	14,042	297	8.41%	12,716	233	7.27%
Total interest-earning assets	2,779,254	45,998	6.58%	2,495,292	38,852	6.18%
Noninterest-earning assets:
Cash and due from banks	24,098			21,298
Allowance for credit losses on loans	(28,797)			(24,869)
Other assets	92,152			71,512
Total noninterest earning assets	87,453			67,941
Total assets	$2,866,707			$2,563,233
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$496,158	5,129	4.11%	$481,341	4,398	3.62%
Savings	6,204	4	0.26%	7,197	4	0.22%
Time deposits	1,390,644	17,924	5.13%	1,073,044	12,001	4.44%
Borrowings	15,848	222	5.57%	—	—	—%
Total interest-bearing liabilities	1,908,854	23,279	4.85%	1,561,582	16,403	4.17%
Noninterest-bearing liabilities:
Demand deposits	534,761			626,738
Other liabilities	65,716			31,769
Total noninterest-bearing liabilities	600,477			658,507
Total liabilities	2,509,331			2,220,089
Shareholders’ equity	357,376			343,144
Total liabilities and shareholders’ equity	$2,866,707			$2,563,233
Net interest income		$22,719			$22,449
Net interest spread (3)			1.73%			2.01%
Net interest margin (4)			3.25%			3.57%
Cost of deposits			3.78%			2.97%
Cost of funds (5)			3.79%			2.97%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $246 thousand and $226 thousand, respectively, and net accretion of discount on loans of $773 thousand and $775 thousand, respectively, are included in the interest income for the three months ended September 30, 2024 and 2023.
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
(6)    Annualized.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Nine Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,413,777	$121,992	6.75%	$2,102,600	$98,840	6.29%
Mortgage backed securities	105,933	2,750	3.47%	98,364	2,146	2.92%
Collateralized mortgage obligation	23,137	747	4.31%	25,970	780	4.02%
SBA loan pool securities	6,925	221	4.26%	8,406	244	3.88%
Municipal bonds - tax exempt (2)	3,077	81	3.52%	4,017	97	3.23%
Corporate bonds	4,211	141	4.47%	4,300	141	4.38%
Interest-bearing deposits in other financial institutions	188,432	7,714	5.47%	195,016	7,391	5.07%
FHLB and other bank stock	13,519	852	8.42%	11,704	587	6.71%
Total interest-earning assets	2,759,011	134,498	6.51%	2,450,377	110,226	6.01%
Noninterest-earning assets:
Cash and due from banks	22,845			21,069
Allowance for credit losses on loans	(28,251)			(25,438)
Other assets	89,784			72,616
Total noninterest earning assets	84,378			68,247
Total assets	$2,843,389			$2,518,624
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$474,584	14,670	4.13%	$477,605	11,772	3.30%
Savings	6,432	12	0.25%	7,684	14	0.24%
Time deposits	1,380,379	52,878	5.12%	1,015,234	31,651	4.17%
Borrowings	35,427	1,485	5.60%	5,212	209	5.36%
Total interest-bearing liabilities	1,896,822	69,045	4.86%	1,505,735	43,646	3.88%
Noninterest-bearing liabilities:
Demand deposits	537,682			647,258
Other liabilities	56,019			26,208
Total noninterest-bearing liabilities	593,701			673,466
Total liabilities	2,490,523			2,179,201
Shareholders’ equity	352,866			339,423
Total liabilities and shareholders’ equity	$2,843,389			$2,518,624
Net interest income		$65,453			$66,580
Net interest spread (3)			1.65%			2.13%
Net interest margin (4)			3.17%			3.63%
Cost of deposits			3.76%			2.70%
Cost of funds (5)			3.79%			2.71%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $919 thousand and $648 thousand, respectively, and net accretion of discount on loans of $2.1 million and $2.2 million, respectively, are included in the interest income for the nine months ended September 30, 2024 and 2023.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$5,091	$2,373	$7,464	$14,699	$8,453	$23,152
Investment securities	71	143	214	54	478	532
Other interest-earning assets	(608)	76	(532)	(186)	774	588
Total interest income	4,554	2,592	7,146	14,567	9,705	24,272
Interest incurred on:
Savings, NOW, and money market deposits	122	609	731	(104)	3,000	2,896
Time deposits	3,523	2,400	5,923	11,410	9,817	21,227
Borrowings	222	—	222	1,213	63	1,276
Total interest expense	3,867	3,009	6,876	12,519	12,880	25,399
Change in net interest income	$687	$(417)	$270	$2,048	$(3,175)	$(1,127)

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Interest and dividend income:
Loans, including fees	$42,115	$34,651	$7,464	21.5%
Investment securities	1,384	1,170	214	18.3%
Other interest-earning assets	2,499	3,031	(532)	(17.6)%
Total interest income	45,998	38,852	7,146	18.4%
Interest expense:
Deposits	23,057	16,403	6,654	40.6%
Borrowings	222	—	222	NM
Total interest expense	23,279	16,403	6,876	41.9%
Net interest income	$22,719	$22,449	$270	1.2%

Net interest income increased primarily due to an 11.4% increase in average balance of interest-earning assets and a 40 basis point increase in average yield, partially offset by a 22.2% increase in average balance of interest-bearing liabilities and a 68 basis point increase in average cost.
Interest and fees on loans increased primarily due to a 14.9% increase in average balance and a 39 basis point increase in average yield. The increase in average yield was primarily due to increases in overall interest rates on loans and net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 39 basis point increase in average yield and a 6.1% increase in average balance. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the three months ended September 30, 2024 and 2023, the average yield on total investment securities was 3.73% and 3.34%, respectively.
Interest income on other interest-earning assets increased primarily due to a 17 basis point increase in average yield, partially offset by a 19.8% decrease in average balance. The increase in average yield was primarily due to an increase in dividends received on FHLB stock. For the three months ended September 30, 2024 and 2023, the average yield on total other interest-earning assets was 5.66% and 5.49%, respectively.

Interest expense on deposits increased primarily due to a 21.2% increase in average balance of interest-bearing deposits and an 68 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the three months ended September 30, 2024 and 2023, average cost on total interest-bearing deposits was 4.85% and 4.17%, respectively, and average cost on total deposits were 3.78% and 2.97%, respectively.
The Company did not utilize borrowings during the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table presents the components of net interest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Interest and dividend income:
Loans, including fees	$121,992	$98,840	$23,152	23.4%
Investment securities	3,940	3,408	532	15.6%
Other interest-earning assets	8,566	7,978	588	7.4%
Total interest income	134,498	110,226	24,272	22.0%
Interest expense:
Deposits	67,560	43,437	24,123	55.5%
Borrowings	1,485	209	1,276	610.5%
Total interest expense	69,045	43,646	25,399	58.2%
Net interest income	$65,453	$66,580	$(1,127)	(1.7)%

Net interest income decreased primarily due to a 26.0% increase in average balance of interest-bearing liabilities and a 98 basis point increase in average cost, partially offset by a 12.6% increase in average balance of interest-earning assets and a 50 basis point increase in average yield.
Interest and fees on loans increased primarily due to a 14.8% increase in average balance and a 46 basis point increase in average yield. The increase in average yield was primarily due to increases in overall interest rates on loans and net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 44 basis point increase in average yield and a 1.6% increase in average balance. The increase in average yield was primarily due to a decrease in net amortization of premiums on securities and a higher yield on newly purchased investment securities. For the nine months ended September 30, 2024 and 2023, the average yield on total investment securities was 3.67% and 3.23%, respectively.
Interest income on other interest-earning assets increased primarily due to a 51 basis point increase in average yield, partially offset by a 2.3% decrease in average balance. The increase in average yield was primarily due to an increase in interest rate on cash held at the Federal Reserve Bank and dividends received on FHLB stock. For the nine months ended September 30, 2024 and 2023, the average yield on total other interest-earning assets was 5.67% and 5.16%, respectively.
Interest expense on deposits increased primarily due to a 24.0% increase in average balance of interest-bearing deposits and a 98 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to the migration of noninterest-bearing deposits to money market accounts and time deposits attributable to the rising market rates. The increase in average cost was primarily due to an increase in market rates. For the nine months ended September 30, 2024 and 2023, average cost on total interest-bearing deposits was 4.85% and 3.87%, respectively, and average cost on total deposits were 3.76% and 2.70%, respectively.
Interest expense on borrowings increased primarily due to a 579.7% increase in average balance and a 24 basis point increase in average cost of interest-bearing deposits. The increase in average cost was primarily due to an increase in market rates.

Provision (reversal) for Credit Losses
The following tables present a composition of provision (reversal) for credit losses for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Provision for credit losses on loans	$193	$822	$(629)	(76.5)%
Provision (reversal) for credit losses on off-balance sheet credit exposure	(143)	(71)	(72)	NM
Total provision for credit losses	$50	$751	$(701)	(93.3)%

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Provision (reversal) for credit losses on loans	$1,444	$(1,438)	$2,882	NM
Provision (reversal) for credit losses on off-balance sheet credit exposure	(45)	(392)	347	NM
Total provision (reversal) for credit losses	$1,399	$(1,830)	$3,229	NM

The provision for credit losses for the three and nine months ended September 30, 2024 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve requirement, partially offset by a decrease in reserve related to qualitative adjustment factors. See further discussion in “Allowance for Credit Losses.”

Noninterest Income
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Service charges and fees on deposits	$399	$371	$28	7.5%
Loan servicing income	786	851	(65)	(7.6)%
Bank-owned life insurance income	239	187	52	27.8%
Gain on sale of loans	750	689	61	8.9%
Other income	446	404	42	10.4%
Total noninterest income	$2,620	$2,502	$118	4.7%

Loan servicing income decreased primarily due to a decrease in servicing fee income and an increase in servicing asset amortization. Servicing asset amortization was $478 thousand and $470 thousand, respectively, for the three months ended September 30, 2024 and 2023.
Gain on sale of loans increased primarily due to an increase in level of premium on SBA loans in the secondary market, partially offset by a decrease in sales volume. The Company sold SBA loans of $13.5 million with a gain of $750 thousand and a residential mortgage loan of $676 thousand at par during the three months ended September 30, 2024. During the three months ended September 30, 2023, the Company sold SBA loans of $17.7 million with a gain of $689 thousand.
Other income primarily included wire transfer fees of $156 thousand and $162 thousand, respectively, and debit card interchange fees of $154 thousand and $103 thousand, respectively, for the three months ended September 30, 2024 and 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table presents the components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Service charges and fees on deposits	$1,141	$1,084	$57	5.3%
Loan servicing income	2,504	2,579	(75)	(2.9)%
Bank-owned life insurance income	703	551	152	27.6%
Gain on sale of loans	2,591	2,767	(176)	(6.4)%
Other income	1,111	1,199	(88)	(7.3)%
Total noninterest income	$8,050	$8,180	$(130)	(1.6)%

Loan servicing income decreased primarily due to a decrease in servicing fee income and an increase in servicing asset amortization. Servicing asset amortization was $1.4 million and $1.3 million, respectively, for the nine months ended September 30, 2024 and 2023.
Gain on sale of loans decreased primarily due to an increase in level of premium on SBA loans in the secondary market, partially offset by a decrease in sales volume. The Company sold SBA loans of $46.5 million with a gain of $2.6 million and a residential mortgage loan of $676 thousand at par during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company sold SBA loans of $61.6 million with a gain of $2.8 million.
Other income primarily included wire transfer fees of $462 thousand and $467 thousand, respectively, and debit card interchange fees of $253 thousand and $254 thousand, respectively, for the nine months ended September 30, 2024 and 2023.

Noninterest Expense
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Salaries and employee benefits	$8,801	$8,572	$229	2.7%
Occupancy and equipment	2,261	1,964	297	15.1%
Professional fees	599	685	(86)	(12.6)%
Marketing and business promotion	667	980	(313)	(31.9)%
Data processing	397	367	30	8.2%
Director fees and expenses	226	152	74	48.7%
Regulatory assessments	309	281	28	10.0%
Other expenses	1,342	1,206	136	11.3%
Total noninterest expense	$14,602	$14,207	$395	2.8%

Salaries and employee benefits increased primarily due to increases in salaries, bonus accrual, incentives tied to sales of SBA loans originated at LPOs, and other employee benefits, partially offset by a decrease in vacation accrual. The number of full-time equivalent employees was 264 at September 30, 2024 compared to 270 at September 30, 2023.
Occupancy and equipment increased primarily due to an expansion of headquarters location in the second half of 2023, the relocation of a regional office and the consolidation of two branches into a new location in Orange County, California starting from the three months ended June 30, 2024.
Professional fees decreased primarily due to the completion a core system conversion that was completed in April 2024, resulting in high professional fees during the three months ended September 30, 2024.
Marketing and business promotion expense decreased primarily due to a decrease in advertisements.
Regulatory assessments increased primarily due to an increase in the balance sheet.
Other expenses included $97 thousand and $114 thousand in loan related expenses, $625 thousand and $565 thousand in office expense, and $221 thousand and $206 thousand in armed guard expense for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table presents the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Salaries and employee benefits	$27,244	$26,175	$1,069	4.1%
Occupancy and equipment	6,919	5,779	1,140	19.7%
Professional fees	2,656	2,189	467	21.3%
Marketing and business promotion	1,304	1,555	(251)	(16.1)%
Data processing	1,294	1,159	135	11.6%
Director fees and expenses	679	549	130	23.7%
Regulatory assessments	934	818	116	14.2%
Other expenses	5,099	3,364	1,735	51.6%
Total noninterest expense	$46,129	$41,588	$4,541	10.9%

Salaries and employee benefits increased primarily due to salaries, bonus accrual, incentives tied to sales of SBA loans originated at LPOs, and other employee benefits, partially offset by a decrease in vacation accrual. The number of full-time equivalent employees was 264 at September 30, 2024 compared to 270 at September 30, 2023.
Occupancy and equipment increased primarily due to an expansion of headquarters location in the second half of 2023, and the relocation of a regional office and the consolidation of two branches into a new location in Orange County, California starting from the three months ended June 30, 2024.
Professional fees decreased primarily due to the completion a core system conversion that was completed in April 2024, resulting in high professional fees during the nine months ended September 30, 2024.
Marketing and business promotion expense decreased primarily due to a decrease in advertisements.
Regulatory assessments increased primarily due to an increase in the balance sheet.
Other expenses included $315 thousand and $311 thousand in loan related expenses, $1.7 million and $1.6 million in office expense, and $635 thousand and $588 thousand in armed guard expense for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company recognized a termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guaranty during the nine months ended September 30, 2024.
Income Tax Expense
Income tax expense was $2.9 million and $3.0 million, respectively, and the effective tax rate was 26.9% and 29.7%, respectively, for the three months ended September 30, 2024 and 2023. For nine months ended September 30, 2024 and 2023, income tax expense was $7.2 million and $10.2 million, respectively, and the effective tax rate was 27.7% and 29.2%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$119,363	$112,153	$(7,210)	$114,485	$104,091	$(10,394)
Residential collateralized mortgage obligations	23,459	22,386	(1,073)	25,611	24,173	(1,438)
SBA loan pool securities	6,688	6,431	(257)	7,773	7,450	(323)
Municipal bonds	2,450	2,473	23	3,306	3,329	23
Corporate bonds	5,000	4,192	(808)	5,000	4,280	(720)
Total securities available-for-sale	$156,960	$147,635	$(9,325)	$156,175	$143,323	$(12,852)

Total investment securities were $147.6 million at September 30, 2024, an increase of $4.3 million, or 3.0%, from $143.3 million at December 31, 2023. The increase was primarily due to purchases of $14.8 million and an increase in fair value of securities available-for-sale of $3.5 million, partially offset by principal paydowns of $13.9 million and net premium amortization of $123 thousand.
As of September 30, 2024, 95.3%, at amortized cost basis, of the Company's securities available-for-sale were issued by U.S. government agency and U.S. government sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company determined that the investment securities with unrealized losses did not warrant an ACL as of September 30, 2024.
As of September 30, 2024, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	September 30, 2024
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	—%	$1,278	1.66%	$5,125	2.01%	$112,960	3.37%	$119,363	3.29%
Residential collateralized mortgage obligations	—	—%	5,302	5.64%	1,565	5.86%	16,592	3.36%	23,459	4.04%
SBA loan pool securities	163	2.58%	1,481	5.31%	1,857	2.38%	3,187	4.22%	6,688	3.91%
Municipal bonds	—	—%	82	3.00%	1,097	3.50%	1,271	3.57%	2,450	3.52%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$163	2.58%	$8,143	4.93%	$14,644	3.18%	$134,010	3.39%	$156,960	3.45%

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
Loans held-for-sale were $5.2 million at September 30, 2024, an increase of $15 thousand, or 0.3%, from $5.2 million at December 31, 2023. The increase was primarily due to new funding of $48.3 million and a loan transferred from loan held-for-investment of $676 thousand, partially offset by sales of $47.2 million and pay-offs and pay-downs of $1.8 million.

Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$874,824	35.5%	$855,270	36.8%
Business property	579,461	23.5%	558,772	24.0%
Multifamily	185,485	7.5%	132,500	5.7%
Construction	21,150	0.9%	24,843	1.1%
Total commercial real estate	1,660,920	67.4%	1,571,385	67.6%
Commercial and industrial	407,024	16.5%	342,002	14.7%
Consumer:
Residential mortgage	383,377	15.5%	389,420	16.8%
Other consumer	14,853	0.6%	20,645	0.9%
Total consumer	398,230	16.1%	410,065	17.7%
Loans held-for-investment	$2,466,174	100.0%	$2,323,452	100.0%
Allowance for credit losses on loans	(28,930)		(27,533)
Net loans held-for-investment	$2,437,244		$2,295,919

ACL on loans to loans held-for-investment	1.17%		1.19%

Loans held-for-investment were $2.47 billion at September 30, 2024, an increase of $142.7 million, or 6.1%, from $2.32 billion at December 31, 2023. The increase was primarily due to new funding and advances of $1.83 billion, partially offset by paydowns and payoffs of $1.69 billion.
The following table presents activities in ACL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
ACL on loans
Balance at beginning of period	$28,747	$24,867	$27,533	$24,942
Impact of ASC 326 adoption	—	—	—	1,067
Charge-offs	(111)	(112)	(296)	(119)
Recoveries	101	22	249	1,147
Provision (reversal) for credit losses on loans	193	822	1,444	(1,438)
Balance at end of period	$28,930	$25,599	$28,930	$25,599
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,375	$1,585	$1,277	$299
Impact of ASC 326 adoption	—	—	—	1,607
Provision (reversal) for credit losses on off-balance sheet credit exposure	(143)	(71)	(45)	(392)
Balance at end of period	$1,232	$1,514	$1,232	$1,514

The increase in ACL for the three months ended September 30, 2024 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve requirement, partially offset by a decrease in reserve related to qualitative adjustment factors. The increase in the quantitatively measured loss reserve requirement was primarily due to the increased unemployment rate forecasts by the Federal Open Market Committee (“FOMC”). The projected 2024 and 2025 year-end national unemployment rate increased to 4.4% and 4.4%, respectively, in the September 2024 meeting from 4.0% and 4.2%, respectively, in the June 2024 meetings, which resulted an increase in probability of default (“PD”) rates for the 4-quarter projected period. The projected 2024 year-end year-over-year change in real GDP decreased to 2.0% in the September 2024 meeting from 2.1% in the June 2024 meetings. The projected 2025 year-end year-over-year change in real GDP was maintained at 2.0% at both meetings. Management believes that the projections used are reasonable and aligns with the Company’s expectation of the economic environment over the next 4 quarters.

The following tables present net charge-offs (recoveries) as a percentage to the average loan held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$840,158	$—	—%	$797,244	$—	—%
Business property	600,435	103	0.07%	538,583	(2)	0.01%
Multifamily	129,307	—	—%	129,193	—	—%
Construction	30,528	—	—%	17,993	—	—%
Total commercial real estate	1,600,428	103	0.03%	1,483,013	(2)	0.01%
Commercial and industrial	401,268	(8)	(0.01)%	256,553	37	0.06%
Consumer:				—
Residential mortgage	386,490	—	—%	359,156	—	—%
Other consumer	19,000	(85)	(1.79)%	21,676	55	1.01%
Total consumer	405,490	(85)	(0.08)%	380,832	55	0.06%
Total	$2,407,186	$10	0.01%	$2,120,398	$90	0.01%

	Nine Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$854,822	$—	—%	$782,089	$—	—%
Business property	584,282	101	0.02%	530,820	(4)	(0.01)%
Multifamily	146,934	—	—%	125,909	—	—%
Construction	27,756	—	—%	17,428	—	—%
Total commercial real estate	1,613,794	101	0.01%	1,456,246	(4)	(0.01)%
Commercial and industrial	386,714	68	0.02%	252,795	(1,055)	(0.56)%
Consumer:				—
Residential mortgage	386,845	—	—%	351,988	—	—%
Other consumer	18,334	(122)	(0.89)%	22,154	31	0.19%
Total consumer	405,179	(122)	(0.04)%	374,142	31	0.01%
Total	$2,405,687	$47	0.01%	$2,083,183	$(1,028)	(0.07)%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2024	December 31, 2023	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$1,633	$958	$675	70.5%
Business property	2,367	2,865	(498)	(17.4)%
Multifamily	2,038	—	2,038	NM
Total commercial real estate	6,038	3,823	2,215	57.9%
Commercial and industrial	124	68	56	82.4%
Consumer:
Residential mortgage	414	—	414	NM
Other consumer	38	25	13	52.0%
Total consumer	452	25	427	1,708.0%
Total nonaccrual loans	6,614	3,916	2,698	68.9%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans	6,614	3,916	2,698	68.9%
Nonperforming loans held-for-sale	—	—	—	—%
Total nonperforming loans	6,614	3,916	2,698	68.9%
Other real estate owned	466	2,558	(2,092)	(81.8)%
Nonperforming assets	$7,080	$6,474	$606	9.4%

Nonaccrual loans to loans held-for-investment	0.27%	0.17%
Nonperforming assets to total assets	0.24%	0.23%
ACL on loans to nonaccrual loans	437.41%	703.09%

The increase in nonaccrual loans held-for-investment was primarily due to loans placed on nonaccrual status of $6.6 million, partially offset by paydowns and payoffs of $1.6 million, loans returned to accrual status of $2.0 million, charge-offs of $126 thousand, and a loan transferred to OREO of $94 thousand during the nine months ended September 30, 2024.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $171 thousand and $432 thousand would have been recorded during the three and nine months ended September 30, 2024, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	September 30, 2024	December 31, 2023	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$540,068	$594,673	$(54,605)	(9.2)%
Interest-bearing deposits:
Savings	5,718	6,846	(1,128)	(16.5)%
NOW	15,873	16,825	(952)	(5.7)%
Retail money market accounts	470,347	397,531	72,816	18.3%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	492,430	456,293	36,137	7.9%
More than $250,000	580,166	515,702	64,464	12.5%
Brokered time deposits	295,079	303,741	(8,662)	(2.9)%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	1,919,614	1,756,939	162,675	9.3%
Total deposits	$2,459,682	$2,351,612	$108,070	4.6%

Estimated total deposits not covered by deposit insurance	$1,042,366	$954,591	87,775	9.2%
Estimated time deposits not covered by deposit insurance	$444,683	$408,637	36,046	8.8%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to interest-bearing deposits. To retain existing and attract new customers, the Bank offers competitive rates on deposit products.
The increase in retail time deposits was primarily due to new accounts of $272.7 million and renewals of the matured accounts of $560.4 million, partially offset by matured and closed accounts of $760.8 million.
As of September 30, 2024 and December 31, 2023, total deposits were comprised of 22.0% and 25.3%, respectively, of noninterest-bearing demand accounts, 20.0% and 17.9%, respectively, of savings, NOW and money market accounts, and 58.0% and 56.8%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.3 million and $3.7 million, respectively, at September 30, 2024 and December 31, 2023.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
September 30, 2024
Time deposits of $250,000 or less	$311,432	$307,473	$166,065	$2,539	$787,509
Time deposits of more than $250,000	278,950	214,268	143,774	3,174	640,166
Total	$590,382	$521,741	$309,839	$5,713	$1,427,675
Not covered by deposit insurance	$205,831	$138,864	$97,729	$2,259	$444,683
December 31, 2023
Time deposits of $250,000 or less	$316,356	$165,091	$276,145	$2,442	$760,034
Time deposits of more than $250,000	207,539	140,583	224,557	3,023	575,702
Total	$523,895	$305,674	$500,702	$5,465	$1,335,736
Not covered by deposit insurance	$147,680	$107,482	$151,070	$2,405	$408,637

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $362.3 million at September 30, 2024, an increase of $13.4 million, or 3.8%, from $348.9 million at December 31, 2023. The increase was primarily due to net income of $18.8 million and a decrease in accumulated other comprehensive loss of $2.5 million, partially offset by dividends declared on common stock of $7.7 million, repurchases of common stock of $222 thousand and preferred stock dividends of $488 thousand.
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

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2024
Common tier 1 capital (to risk-weighted assets)	11.92%	14.33%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.88%	15.54%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.68%	14.33%	6.0%	8.0%
Tier 1 capital (to average assets)	12.79%	12.49%	4.0%	5.0%
December 31, 2023
Common tier 1 capital (to risk-weighted assets)	12.23%	14.85%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.39%	16.07%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.16%	14.85%	6.0%	8.0%
Tier 1 capital (to average assets)	13.43%	13.16%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios necessary to minimum regulatory requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffer were 7.42% and 7.54%, respectively, as of September 30, 2024, and 7.73% and 8.07%, respectively, as of December 31, 2023.

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
The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $346 thousand and $488 thousand for the three and nine months ended September 30, 2024, respectively.
Stock Repurchases
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
During the nine months ended September 30, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share. On July 25, 2024, the Company announced the amendment of the 2023 stock repurchase program, which extended the program expiration from August 2, 2024 to August 1, 2025. As of September 30, 2024, the Company was authorized to purchase 577,777 additional shares under the 2023 stock repurchase program.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	September 30, 2024	December 31, 2023	Amount Change	Percentage Change
Cash and cash equivalents	$193,064	$242,342	$(49,278)	(20.3)%
Cash and cash equivalents to total assets	6.7%	8.7%
Available borrowing capacity:
FHLB advances	$702,986	$602,976	100,010	16.6%
Federal Reserve Discount Window	578,713	528,893	49,820	9.4%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$1,346,699	$1,196,869	$149,830	12.5%
Total available borrowing capacity to total assets	46.6%	42.9%

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

	September 30, 2024		December 31, 2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$11,828	$381,302	$2,808	$347,652
Unfunded loan commitments	5,590	34,839	4,020	47,038
Standby letters of credit	5,158	1,516	4,638	1,786
Commercial letters of credit	—	—	—	160
Total	$22,576	$417,657	$11,466	$396,636

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2024
Time deposits	$1,421,962	$5,489	$224	$—	$1,427,675
Operating leases	3,434	5,892	4,971	9,699	23,996
Total	$1,425,396	$11,381	$5,195	$9,699	$1,451,671
December 31, 2023
Time deposits	$1,330,271	$5,279	$186	$—	$1,335,736
FHLB advances	39,000	—	—	—	39,000
Operating leases	3,385	6,233	4,959	10,695	25,272
Total	$1,372,656	$11,512	$5,145	$10,695	$1,400,008

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
As part of the Company’s continuous evaluation and periodic enhancements to its NII and EVE calculations. The model incorporates deposit repricing assumptions impacting both consumer and wholesale deposits, deposit behavior assumption related to its non-maturity deposits, and prepayment assumptions related to its loan portfolio. The model modifications incorporated observed pricing and customer behavior in both rising and falling interest rate environments. The model is updated annually and was last evaluated during the three months ended September 30, 2024.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	September 30, 2024		December 31, 2023
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	5.7%	(3.0)%	7.0%	(6.8)%
+100	2.9%	(1.2)%	3.6%	(3.1)%
-100	(4.3)%	(1.4)%	(4.3)%	1.8%
-200	(9.2)%	(5.5)%	(9.4)%	—%

On September 18, 2024, the FOMC lowered the upper range of the Fed Funds Target Rate from 5.5% to 5.0%. In the accompanying statement, they added, “The Committee has gained greater confidence that inflation is moving sustainably toward 2%, and judges that the risks to achieving its employment and inflation goals are roughly in balance.” The Committee added that they remain attentive to the risks to both sides of its dual mandate, and will carefully assess incoming data, the evolving outlook and balance of risks.
As of September 30, 2024, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
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
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2024 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company did not have any accrued loss contingencies for legal claims at September 30, 2024. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2024.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From July 1, 2024 to July 31, 2024	—	$—	—	577,777
From August 1, 2024 to August 31, 2024	—	—	—	577,777
From September 1, 2024 to September 30, 2024	—	—	—	577,777
Total	—	$—	—

During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 and a legacy stock repurchase program approved on July 28, 2022.
During the nine months ended September 30, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended September 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

PCB Bancorp

Date:	November 7, 2024	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2024	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)