Form 10-K
period 2024-12-31
PCB BANCORP
filed 2025-03-13
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $175.3 million. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
As of February 28, 2025, the registrant had outstanding 14,380,651 shares of common stock.
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PCB Bancorp and Subsidiary
Annual Report on Form 10-K
December 31, 2024

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect current views of PCB Bancorp (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” and “annualized” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our business and industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
As of December 31, 2024, the Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and four loan production offices (“LPOs”) located in Los Angeles and Orange Counties, California; Bellevue, Washington; and Atlanta, Georgia. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
Legal Lending Limits
With certain exceptions, the Bank is permitted under the applicable laws to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital, allowance for credit losses (“ACL”) on loans, and certain capital notes and debentures issued by the Bank. As of December 31, 2024, the Bank’s lending limit was approximately $57.9 million per borrower for unsecured loans. In addition to unsecured loans, the Bank is permitted to make collateral-secured loans in an additional amount of up to 10% (for combined total of 25%) for a total of approximately $96.4 million to one borrower as of December 31, 2024.
For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. As of December 31, 2024, the largest aggregate carrying value of loans that the Bank had outstanding to any one borrower and related entities was $57.7 million, which were performing at that date.

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
The Company’s loan policies generally include additional underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate. In addition, the loan policies provide guidelines for: personal guarantees; an environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate ACL and other matters relating to lending practices.

Loan Category
The Company’s loan portfolio consists primarily of three major categories: CRE, C&I and consumer loans. Within these three broad categories, the loan portfolio is further segmented as follows:
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
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31,
	2024		2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$940,931	35.9%	$855,270	36.8%
Business property	595,547	22.6%	558,772	24.0%
Multifamily	194,220	7.4%	132,500	5.7%
Construction	21,854	0.8%	24,843	1.1%
Total commercial real estate	1,752,552	66.7%	1,571,385	67.6%
Commercial and industrial	472,763	18.0%	342,002	14.7%
Consumer:
Residential mortgage	392,456	14.9%	389,420	16.8%
Other consumer	11,616	0.4%	20,645	0.9%
Total consumer	404,072	15.3%	410,065	17.7%
Loans held-for-investment	$2,629,387	100.0%	$2,323,452	100.0%

The following table presents the composition of the Company’s loans held-for-sale as of the date indicated:

	December 31,
	2024		2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$3,307	52.6%	$—	—%
Business property	713	11.3%	2,802	54.4%
Total commercial real estate	4,020	63.9%	2,802	54.4%
Commercial and industrial	2,272	36.1%	2,353	45.6%
Loans held-for-investment	$6,292	100.0%	$5,155	100.0%

CRE Loans. CRE loans consist of loans secured by commercial real estate properties (e.g., retail shopping centers, industrial/manufacturing properties, multifamily residential properties, office buildings, multi-tenant residential real properties etc.) and construction loans. A majority of CRE lending activities originate from businesses within the Company’s primary lending areas.
For CRE loans, other than loans guaranteed by the U.S. Small Business Administration (“SBA”) and construction loans, the maturities are generally up to seven years with payments determined on the basis of principal amortization schedules of up to 30 years with a balloon payment due at maturity. CRE SBA loans are typically fully amortized with terms up to 25 years. Terms for construction loans vary depending on the complexity and size of the project. Construction loans have a term of 18 months on average.
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
C&I Loans: C&I loans include commercial term loans and commercial lines of credit. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial term loans guaranteed by SBA are provided to small businesses to finance permanent working capital needs and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs and warehouse lending credit facilities. Warehouse lending is a line of credit given to a loan originator. The funds are used to finance a residential mortgage or CRE loan that a borrower uses to purchase property or refinance an existing loan.
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
In connection with such loans, the Company retains a valid lien on the real estate, obtains a title insurance policy that insures that the property is free from encumbrances, and requires hazard insurance. Loan fees on these products, interest rates and other provisions of residential mortgage loans are determined by the Company on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on ARM loans generally are adjusted every six months based on the Secured Overnight Financing Rate (“SOFR”) 30-day average. The spreads are fixed and thus the interest rate on these loans change in parallel with any changes in the applicable selected rates. While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all residential mortgage loans contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. As of December 31, 2024 and 2023, approximately 87.0% and 86.2%, respectively, of residential mortgage loans were ARM loans.
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
As of December 31, 2024, CRE SBA and C&I SBA loans totaled $129.6 million (including loans held-for-sale of $4.0 million) and $23.6 million (including loans held-for-sale of $2.3 million), respectively.

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
The Company’s Board of Directors is responsible for the oversight of investment activities and has delegated the responsibility to the Asset Liability Committee of the Board of Directors (“Board ALCO”). Investment policy is reviewed and approved annually by Board ALCO and ratified by the Board of Directors. Board ALCO establishes risk limits and policy for conducting investment activities and approves investment strategies and meets quarterly to review investment reports and monitor investment activities. The Company also formed a management Asset Liability Committee (“Management ALCO,” and together with Board ALCO, “ALCOs”), which is comprised of its senior management team and Chief Executive Officer, to proactively monitor investment activities. ALCOs are responsible for ensuring compliance and implementation of investment policy guidelines. Investment activities are actively monitored on an ongoing basis to identify any material changes in the securities and also evaluated for impairment at least quarterly.
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
For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposits Activities
The Company offers customers traditional retail deposit products through its branch network and the ability to access their accounts through online and mobile banking platforms. The Company offers a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. Core deposits, defined as all deposits except for time deposits exceeding $250,000 and internet or brokered deposits, are the primary and most valuable low-cost funding source for the lending business, and represented 57.7% of total deposits as of December 31, 2024.
The Company strives to retain an attractive deposit mix from both large and small customers as well as a broad market reach. As of December 31, 2024, the Company’s top 10 customers, excluding wholesale deposits, accounted for 7.3% of total deposits. The Company believes the competitive pricing and products, convenient branch locations, and quality personal customer service enable the Company to attract and retain deposits. The Company employs conventional marketing initiatives and advertising and in addition leverages its community and board relationships to generate new accounts. The Company offers deposit products to its loan customers by encouraging, depending on the circumstances and the type of relationship, them to maintain deposit accounts as a condition of granting loans. To enhance the relationships with customers and to identify and meet their particular needs, each customer is assigned a relationship officer, including SBA loan borrowers.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, rates offered by other Korean-American focused banks, general market interest rates, liquidity requirements, and the Company’s deposit growth goals. Wholesale deposits are also utilized to supplement core retail deposits for funding purposes, including brokered accounts and California State Treasurer’s time deposits. As of December 31, 2024, wholesale deposits totaled $502.3 million, or 19.2% of total deposits.
As of December 31, 2024, total deposits were $2.62 billion, and the average cost of deposits was 3.72% for the year ended December 31, 2024. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
FHLB functions as a reserve credit capacity for qualifying financial institutions. As a member, the Company is required to own capital stock in FHLB and may apply for advances from FHLB by utilizing qualifying loans and securities as collateral. FHLB offers a full range of borrowing programs with terms ranging from one day to 30 years, at competitive rates. A prepayment penalty is usually imposed for early repayment of these advances. As of December 31, 2024, the Company had no outstanding FHLB advances and maintained additional borrowing capacity of $722.4 million.
The Company also maintains overnight federal funds lines with correspondent financial institutions. The Company had an overnight borrowing of $15.0 million and unused borrowing capacity of $50.0 million at December 31, 2024.
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

Market Area and Competition
The Company is headquartered in Los Angeles, California and operates 11 full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and four LPOs located in Los Angeles and Orange Counties, California; Bellevue, Washington; and Atlanta, Georgia as of December 31, 2024.
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
Human Capital
As of December 31, 2024, the Company had a total of 259 full-time employees and 4 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory. It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve. Working within, and giving back to, the local community is the hallmark of a true community bank.
The Company has long been committed to comprehensive and competitive compensation and benefits programs as the Company recognizes that it operates in intensely competitive environments for talent. Retention of skilled and highly trained employees is critical to the Company’s strategy of being a trusted resource to its communities and strengthening relationships with its clients through employees. Community banking is often considered a relationship banking model rather than a purely transactional banking model. The Company’s employees are critical to the Company’s ability to develop and grow relationships with its clients. Furthering the Company’s philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the purpose and contribute to the Company’s overall success, compensation and benefits programs include: an equity-based compensation plan, health/dental/vision insurances, life insurance, 401(K) plan, benefits under the Family Medical Leave Act, workers’ compensation, paid time off, holiday pay, training/education, and leave for bereavement, wedding and jury duty.
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
In order to develop a workforce that aligns with the Company’s corporate values, it regularly sponsors local community events so that its employees can better integrate themselves in communities. The Company believes that employees’ well-being and personal and professional development is fostered by outreach to the communities it serves. The Company’s employees’ desire for active community involvement enables the Company to sponsor a number of local community events and initiatives, including hosting an annual PCB scholarship that provides financial assistance to local low-to-moderate income communities, conducting financial literacy training to seniors in affordable housing facilities, and participating in the Volunteer Income Tax Assistance annually to assist the community in free tax preparation.

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
The Basel III Capital Rules apply to both banks and their holding companies, on a consolidated basis. Historically, the Company has operated under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with total consolidated assets of less than $3.0 billion from the Federal Reserve’s risk-based- and leverage consolidated capital requirements. Because the Company’s total consolidated assets exceeded the $3.0 billion as of December 31, 2024, the Company is now subject to Federal Reserve’s consolidated capital requirements separate and in addition to those of the Bank.
The Basel III Capital Rules establish minimum risk-based capital requirements (Tier 1 capital, common equity Tier 1 capital (“CET1”) and total capital) and leverage capital requirements, as well as guidelines that define components of the calculation of capital and the level of risk associated with various types of assets. The CET1 capital ratio is the ratio of the institution’s CET1 capital to its total risk-weighted assets. The Tier 1 risk-based capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution’s total capital (Tier 1 capital plus other qualifying capital, which is generally “Tier 2 capital”) to its total risk-weighted assets. The Tier 1 leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets.

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
As fully phased-in on January 1, 2019, The Basel III Capital Rules subject banks to the following risk-based capital requirements:
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
As of December 31, 2024, the Bank’s capital ratios exceeded the required minimums under the Basel III Capital Rules, including the capital conservation buffer.
In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under the Basel III Capital Rules. A qualifying banking organization that elects to use the new ratio is considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized,” if it maintains community bank leverage ratio capital exceeding 9%. The Bank has chosen not to opt into the community bank leverage ratio.

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
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2024, the Bank’s capital ratios exceeded the minimum required to be “well-capitalized” for purposes of the prompt corrective action regulations.
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
Brokered Deposit Restrictions
Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2024, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
Loans to One Borrower
With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, ACL on loans, and any capital notes and debentures of the bank.
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
Deposit Insurance
The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to the maximum amount permitted by law. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC assesses a quarterly deposit insurance premium on each insured institution based on the assets levels and risk characteristics of the institution. The FDIC may impose special assessments in emergency situations or based on the adequacy of the reserves of the Deposit Insurance Fund. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2024, the Bank paid $1.3 million in aggregate FDIC deposit insurance premiums.
The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Supervisory Assessments
California-chartered banks are required to pay supervisory assessments to the CDFPI to fund its operations. The amount of the assessment paid by a California bank to the CDFPI is calculated on the basis of the institution’s total assets in California, including consolidated subsidiaries, as reported to the CDFPI. During the year ended December 31, 2024, the Bank paid supervisory assessments to the CDFPI totaling $273 thousand.
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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Capital Rule, institutions must maintain a capital conservation buffer of 2.5% in CET1 attributable to avoid restrictions on dividend payments. See “Supervision and Regulation - Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2024.
Transactions with Affiliates
Transactions between depository institutions and their affiliates, including transactions between the Bank and the Company, are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which a depository institution and its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the depository institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates of an amount equal to 20% of the depository institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or at least as favorable to the depository institution and its subsidiaries, as those for similar transactions with non-affiliates.
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
A banking organization that experiences a computer-security incident to notify its primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident” as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred.

Community Reinvestment Act Requirements
The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company. When the Bank seeks regulatory approval to engage in certain expansionary transactions, such as new branches or merger and acquisitions, the FDIC will consider the CRA record of the target institution and the Bank. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating on its most recent CRA performance evaluation, dated July 29, 2024.
On October 24, 2024, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank,” and banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate bank classified as large banks, such as the Bank, under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.
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
As of December 31, 2024, using regulatory definitions in the CRE Concentration Guidance, the Bank’s CRE loans represented 297.0% of total risk-based capital, as compared to 280.7%, 253.9% and 269.8% as of December 31, 2023, 2022 and 2021, respectively. The Bank is actively working to manage its CRE concentration and the management has discussed the CRE Concentration Guidance with the FDIC and believes that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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
These reforms include amendments to the Truth In Lending Act establishing underwriting standards that lenders must conduct before making a residential mortgage loan, including verifying a borrower’s ability to repay the mortgage loan. Borrowers may assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings. Prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. Mortgage lenders are required to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable-rate mortgages. Additionally, mortgage originators are prohibited from receiving compensation based on the terms of residential mortgage loans, other than the loan amount.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. For the year ended December 31, 2024, total loans were 87.5% of our average interest-earning assets. Our net interest income exhibited a positive 4.7% sensitivity to rising interest rates and a negative 6.2% sensitivity to declining interest rates in a twelve-month 100 basis point parallel shock at December 31, 2024.

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
During 2023, the high-profile failures of several depository institutions negatively impacted customer confidence in the safety and soundness of some regional and community banks. As a result, we face that the risk that customers may prefer to maintain deposits with larger financial institutions or invest in fixed income securities instead of deposits with the Bank, either of which could materially adversely impact our liquidity, cost of funding, capital, and results of operations. In response to the failures of other depository institutions, we may face increased regulation and supervisory oversight, higher capital or liquidity requirements or a heightened risk of regulatory enforcement activities, any of which could have a material impact on our business. Further, our costs of deposit insurance may increase as a result of these bank failures and the resulting losses to the FDIC’s Deposit Insurance Fund. In addition, concerns about the banking industry’s operating environment and the public trading prices of bank holding companies are often correlated, particularly during times of financial stress, which could adversely impact the trading price of our common stock.
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
We rely heavily on communications, information systems (both internal and provided by third-parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers/clients or customers/clients and their employees or other third-parties, subjecting those agencies and corporations to potential fraudulent activity and exposing their customers/clients, customers/clients and their employees or other third-parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications. The continued evolution and increased usage of artificial intelligence technologies may further increase these risks.

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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including the use of artificial intelligence and machine learning to interact with customers and review to review and analyze data. In addition to allowing us to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area.
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
The use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business.
Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products and services or those developed by our third-party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient; and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for us or our third-party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third-party partners.

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
We primarily operate in California markets with a concentration of Korean-American individuals and businesses as customers. We also currently have branch operations in New York, New Jersey and Texas, and LPO operations in various states and may evaluate additional branch expansion opportunities in other Korean-American populated markets. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our need to hire adequate staffing, attract sufficient business in new markets, to manage operations in non-contiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.
We have a limited service area. This lack of geographic and ethnic diversification increases our risk profile.
Our operations are conducted through 16 branches located principally in Los Angeles and Orange Counties of Southern California and to a lesser extent in Texas and the New York/New Jersey region. As a result of these geographic concentrations, our results depend largely upon economic and business conditions in these areas. Any significant deterioration in economic and business conditions in our service areas could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn could have a material adverse effect on our results of operations. We have attempted to diversify some of our loan business through LPOs in two states; however, this diversification strategy may not be effective to reduce our geographic and ethnic concentrations.

Risks Related to Our Loans
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2024, approximately 81.6% of our loans held-for-investment portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability.
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
We expect that gains on the sale of U.S. government guaranteed loans, primarily 7(a) loans, will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2024 was $3.8 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates and current market conditions. Significant errors in assumptions used to compute gains on sale of these loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.
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
We originated $87.7 million and $83.0 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2024 and 2023. During the same time periods, we sold $71.1 million and $82.3 million, respectively, of the guaranteed portion of our SBA loans. As of December 31, 2024, we held $153.2 million of SBA loans on our balance sheet, $144.8 million of which consisted of the non-guaranteed portion of SBA loans and $8.4 million or 5.5% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans. When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated.
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
At December 31, 2024 we had $2.23 billion of commercial loans, consisting of $1.75 billion of CRE loans and $472.8 million of C&I loans, for which real estate is not the primary source of collateral. Commercial loans represented 84.6% of our total loan portfolio at December 31, 2024. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy.
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
The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied CRE are not included for purposes of CRE Concentration calculation. As of December 31, 2024, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 297.0% of our total risk-based capital, as compared to 280.7%, 253.9% and 269.8% as of December 31, 2023, 2022 and 2021, respectively. The FDIC may become concerned about our CRE loan concentrations, and they may inhibit our organic growth by restricting our ability to execute on our strategic plan.
Our residential mortgage loan product consists primarily of non-qualified residential mortgage loans which may be considered riskier and less liquid than qualified residential mortgage loans.
As of December 31, 2024, our residential mortgage loan portfolio amounted to $392.5 million or 14.9% of our total loans held-for-investment portfolio. As of such date, all of our residential mortgage loans consisted of non-qualified residential mortgage loans. Non-qualified loans are residential loans that do not comply with certain standards set by the Dodd-Frank Act and its related regulations. These non-qualified residential mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two residential mortgage products: a lower LTV, alternative document non-qualified residential mortgage loan, and a qualified residential mortgage loan.
We originated non-qualified residential mortgage loans of $36.0 million and $63.4 million, respectively, for the years ended December 31, 2024 and 2023. We originated qualified residential mortgage loans of $0 thousand and $0 thousand, respectively, for the years ended December 31, 2024 and 2023. As of December 31, 2024, our non-qualified residential mortgage loans had a weighted average LTV of 62.1% and a weighted average Fair Isaac Corporation (“FICO”) score of 777.
Our non-qualified residential mortgage loans are designed to assist Asian-Americans who have recently immigrated to the U.S. or are self-employed business owners and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for documentation requirements more accommodative for self-employed borrowers. Non-qualified residential mortgage loans are considered less liquid than qualified residential mortgage loans because such loans cannot be securitized and can only be sold directly to other financial institutions. Such non-qualified residential mortgage loans may be considered riskier than qualified mortgage loans. Despite the original intention to hold to maturity for our non-qualified residential mortgage loans at the time of origination, we may sell these loans in the secondary market if opportunity arises. However, these loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other investors may change from time to time, which could limit our ability to sell these loans in the secondary market. Mortgage production, including refinancing activity, historically declines in rising interest rate environments. Consequently, if interest rates increase, our mortgage production may not continue at current levels.

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
As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations. The gain on sale of SBA loans was $3.8 million and $3.6 million, respectively, or 33.8% and 33.4%, respectively, of the total noninterest income, for the years ended December 31, 2024 and 2023.
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
Real estate construction loans, including land development loans, comprised approximately 0.8% of our total loans held-for-investment portfolio as of December 31, 2024, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.
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
As of December 31, 2024, our nonperforming loans (“NPLs”) held-for-investment totaled $4.7 million, or 0.18% of our loans held-for-investment portfolio. Our NPAs, which include NPLs and other real estate owned (“OREO”), totaled $4.7 million, or 0.15% of total assets. A loan is placed on nonaccrual status if: (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) payment in full of principal or interest is not expected, or (iii) principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. In addition, we had $4.9 million in accruing loans that were 30-89 days past due as of December 31, 2024.
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
As of December 31, 2024, we had no OREO on our books. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
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
Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing deposit accounts earn interest at rates established by management based on competitive market factors. Our cost of deposits increased from 2.87% for the year ended December 31, 2023, to 3.72% for the year ended December 31, 2024. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products.

A large percentage of our deposits is attributable to a relatively small number of customers, which could adversely affect our liquidity, financial condition and results of operations.
Our ten largest depositor relationships, excluding wholesale deposits, accounted for approximately 7.3% of our deposits at December 31, 2024. Our largest depositor relationship accounted for approximately 1.3% of our deposits at December 31, 2024. The Bank maintained brokered deposits of $442.3 million and $303.7 million, respectively, and deposits from California State Treasurer of $60.0 million and $60.0 million, respectively, at December 31, 2024 and 2023. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits. Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would be likely to adversely affect our liquidity and require us to raise deposit interest rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.
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
Like all financial institutions, the Bank maintains an ACL to provide for loan defaults and non-performance. ACL on loans, expressed as a percentage of loans held-for-investment, was 1.16%, 1.19% and 1.22%, respectively, at December 31, 2024, 2023 and 2022. ACL is funded from a provision (reversal) for credit losses, which is a charge to our income statement. Our provision (reversal) for credit losses, was $3.4 million, $(132) thousand and $3.6 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
The determination of an appropriate level of ACL is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. For these reasons, our ACL may not be adequate to cover actual loan losses, and future provision for credit losses could materially and adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Growth Strategy
We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth because of constrained capital resources or other reasons.
We have grown our consolidated assets from $1.92 billion as of December 31, 2020 to $3.06 billion as of December 31, 2024, and our deposits from $1.59 billion as of December 31, 2020 to $2.62 billion as of December 31, 2024. We intend to continue to grow our business through organic loan and deposit growth, and we anticipate that much of our future growth will be dependent on our ability to successfully implement our organic growth strategy, which may include establishing additional branches or LPOs in new or existing markets. A risk exists, however, that we will not be able to gain regulatory approval or identify suitable locations and management teams to execute this strategy. Further, our ability to grow organically loan and deposits is dependent on the financial health of our target demographic of Korean-Americans, which is in turn based on the financial health not only of their relevant geographic locations in the U.S. but also more broadly on the economic health of Korea. A decline in economic and business conditions in our market areas or in Korea could have a material impact on our loan portfolio or the demand for our products or services, which in turn may have a material adverse effect on our financial condition and results of operations.
Operations in our LPOs have positively affected our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.
We maintained four LPOs that primarily originate SBA loans as of December 31, 2024. During the year ended December 31, 2024, these LPOs accounted for approximately 12.3% of new loans originated by the Bank. Sustaining the expansion of loan production through use of these out of state LPOs depends on a number of factors, including the continued strength of the markets in which our offices are located and identifying, hiring and retaining critical personnel. The strength of these markets could be weakened by anticipated increases in interest rates and any economic downturn. Moreover, competition for successful business developers and relationship managers in the SBA loan industry is fierce, and we may not be able to attract and retain the personnel we need to profitably operate our LPOs. Unsuccessful operation of our out of state LPOs could negatively impact our financial condition and results of operation.
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
The Company is a separate legal entity from its subsidiary, the Bank. The Company receives substantially all of its revenue from the Bank in the form of dividends, which is the Company’s principal source of funds to pay cash dividends to the Company's shareholders, repurchase shares and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends to its shareholders and pay interest on the subordinated debentures. As a result, it could have an adverse effect on Company's stock price and investment value.
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
Changes in U.S. trade policies, such as the implementation of tariffs, control may adversely impact our business, financial condition and results of operations.
The trade policies and potential tariff initiatives being pursued by the U.S. government under the administration of President Trump may present risks to our borrowers and the markets within which we operate, particularly with respect to the threatened imposition of additional tariffs on certain products imported from countries such as Mexico, Canada, China and the European Union. Many of our commercial borrowers operate in manufacturing or distribution, which are industries that may be particularly sensitive to changes in trade policy. The imposition of tariffs on imports, including raw materials, the potential for retaliatory tariffs by foreign governments, or other similar restrictions on international trade could increase costs for manufacturers and resellers, reduce demand for U.S. exports and disrupt supply chains. We have a concentration of customers from the Korea-American community, whose businesses and incomes may tend to be more dependent on trade with the Republic of Korea and, more generally, Asia, so we may be more susceptible to international trade frictions than other depository organizations. If these factors lead to financial strain on our borrowers, we may experience increased credit risk, higher loan delinquencies, and a potential decline in loan demand.
A prolonged trade tensions or the implementation of tariffs could negatively impact the broader economic environment, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services. As a result, our financial performance, including credit quality and loan growth, could be adversely affected by these policy changes. While we actively monitor these developments and work closely with our agricultural customers, there is no assurance that we can fully mitigate the risks posed by potential tariff initiatives or other trade-related disruptions. These factors could materially affect our business, financial condition, and results of operations.
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
The Company has designed and assess its cybersecurity program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and the guidance of banking and other regulatory agencies. The Company’s information security team has primary responsibility for overall cybersecurity risk management program. The Company’s cybersecurity professionals are led by the Information Security Officer, who has over 23 years of experience in the information technology field, including over 3 years of experience focusing solely on the cybersecurity space. The Information Security Officer has Security+ and Network+ certifications and is currently working on obtaining CISSP. The Company’s cybersecurity risk management is integrated as part of its overall risk management program, and the Company’s Chief Risk Officer and Information Security Officer, in conjunction with Chief Information Officer, work together to develop and maintain the cybersecurity program.
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
Like all financial institutions, the Company faces ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect its business, results of operations, or financial condition. See Item 1A – Risk Factors – “Risk Related to our Business – System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.,” above.
Cybersecurity Governance
The Company’s Board of Directors and its Risk and Compliance Committee are responsible for overseeing the Company’s cybersecurity program and polices. The Company’s management, led by the Chief Risk Officer and Information Security Officer in conjunction with Chief Information Officer, is responsible for designing and implementing the program. The Chief Risk Officer and Information Security Officer regularly report to the Risk and Compliance Committee regarding management’s implementation of the cybersecurity program, cybersecurity risks and threat, assessments of the Company’s cybersecurity systems and the planning and status of projects to strength the Company’s information security. The Company’s cybersecurity incident response plan requires that management promptly advise of the Risk and Compliance Committee of any material cybersecurity incident. The Chair of the Risk and Compliance Committee regularly reports to the Board on cybersecurity risks and other matters reviewed by the Committee. Board members may attend Risk and Compliance Committee meetings where cybersecurity issues are discussed and have access to the materials for each Risk and Compliance Committee meeting.

Item 2. Properties
As of December 31, 2024, the Company’s headquarters office is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010. This office is located in the Wilshire Center/Koreatown District of Los Angeles and houses the Company’s management unit, including compliance and Bank Security Act groups, information technology, SBA lending management, branch management, CRE and C&I lending groups, credit administration and administrative groups. The lease expires in September 2033. The Bank leases all of its LPO and retail branch locations.
As of December 31, 2024, the Bank maintained 16 branch locations, with eight in Los Angeles County (three in Koreatown, Rowland Heights, Downtown Fashion District, Cerritos, Torrance and Little Tokyo), three in Orange County (Fullerton, Buena Park and Irvine), three on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two in Texas (Carrollton and Dallas). The Bank also maintained four LPOs located in Los Angeles and Orange Counties, California; Bellevue, Washington; and Atlanta, Georgia.
Item 3. Legal Proceedings
In the normal course of business, the Company and the Bank are involved in various legal claims. The Company has reviewed all legal claims with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining its accrued loss contingency. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to determine the ultimate outcome of each proceeding or the estimate of the range of additional losses that are reasonably possible. There were, however, no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank at December 31, 2024.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: PCB) is listed on the NASDAQ Global Select Market. The approximate number of holders of record of the Company’s common stock as of December 31, 2024 was 239. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is somewhat greater.
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
Issuer Purchase of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2024.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From October 1, 2024 to October 31, 2024	—	$—	—	577,777
From November 1, 2024 to November 30, 2024	—	—	—	577,777
From December 1, 2024 to December 31, 2024	—	—	—	577,777
Total	—	$—	—

On August 2, 2023, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 5% of the Company’s outstanding common stock, which represented 720,000 shares, through August 2, 2024. On July 25, 2024, the Company announced the amendment of the 2023 stock repurchase program, which extended the program expiration from August 2, 2024 to August 1, 2025. During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share. As of December 31, 2024, the Company was authorized to purchase 577,777 additional shares under the 2023 stock repurchase plan.
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
Critical Accounting Estimates
The Company follows accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses on the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions.
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
Allowance for Credit Losses
On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 326, “Financial Instruments - Credit Losses (Topic 326).” The adoption of ASC 326 changes the way the Company estimates the ACL on certain financial assets. The adoption of ASC 326 requires the Company to measure and record current expected credit losses for financial assets within the scope of ASC 326, which the Company currently consist substantially of loans, off-balance sheet credit exposures and securities available-for-sale. Measuring credit losses under the current expected credit losses (“CECL”) framework requires a significant amount of judgment, including the incorporation of reasonable and supportable forecasts about future conditions that may ultimately impact the level of credit losses the Company may recognize. Under the CECL framework, current expected credit losses are recorded on financial assets within the scope of ASC 326 at the time of their origination or acquisition.
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
Within the various economic scenarios considered as of December 31, 2024, the quantitative estimate of the ACL would increase by approximately $19.0 million under sole consideration of the more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.
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

Each loan segment bears varying degrees of risk based on, among other things, the type of loan and collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions and interest rate changes. The loan segments are as follows:
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
Commercial and Industrial Loans:
•Commercial and industrial loans – The C&I loan category includes commercial term loans and commercial lines of credit. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs and warehouse lending credit facilities. Warehouse lending is a line of credit given to a loan originator, the funds from which are used to finance a residential mortgage or CRE loans that a borrower uses to purchase property or refinance an existing loan. The primary risk associated with C&I loans is the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans, and occasionally upon other borrower assets and guarantor assets.
Consumer Loans:
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

The following table presents a summary of reclassification of loans held-for-investment as of the date indicated:

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
The following table presents a summary of reclassification of ACL on loans as of the date indicated as well as the initial adjustment to the ACL as of January 1, 2023:

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
ACL and provision (reversal) for credit losses for reporting periods beginning with January 1, 2023 are presented under ASC 326, while prior period amounts, comparisons and related ratios continue to be presented under legacy ASC 450 and ASC 310 in this Annual Report on Form 10-K.

Non-GAAP Financial Measures
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

	Year Ended December 31,
($ in thousands)	2024	2023	2022	2021	2020
Average total shareholders' equity	$355,620	$340,509	$306,440	$242,766	$228,553
Less: average preferred stock	69,141	69,141	42,053	—	—
Average tangible common equity	$286,479	$271,368	$264,387	$242,766	$228,553
Net income	$25,810	$30,705	$34,987	$40,103	$16,175
Return on average shareholders' equity	7.26%	9.02%	11.42%	16.52%	7.08%
Net income available to common shareholders	$24,976	$30,705	$34,987	$40,103	$16,175
Return on average tangible common equity	8.72%	11.31%	13.23%	16.52%	7.08%

	December 31,
($ in thousands, except per share data)	2024	2023	2022	2021	2020
Total shareholders' equity	$363,814	$348,872	$335,442	$256,286	$233,788
Less: preferred stock	69,141	69,141	69,141	—	—
Tangible common equity	$294,673	$279,731	$266,301	$256,286	$233,788
Outstanding common shares	14,380,651	14,260,440	14,625,474	14,865,825	15,385,878
Book value per common share	$25.30	$24.46	$22.94	$17.24	$15.19
Tangible common equity per common share	$20.49	$19.62	$18.21	$17.24	$15.19
Total assets	$3,063,971	$2,789,506	$2,420,036	$2,149,735	$1,922,853
Total shareholders' equity to total assets	11.87%	12.51%	13.86%	11.92%	12.16%
Tangible common equity to total assets	9.62%	10.03%	11.00%	11.92%	12.16%

Five-Year Summary of Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022	2021	2020
Selected balance sheet data:
Cash and cash equivalents	$198,792	$242,342	$147,031	$203,285	$194,098
Securities available-for-sale	146,349	143,323	141,863	123,198	120,527
Loans held-for-sale	6,292	5,155	22,811	37,026	1,979
Loans held-for-investment	2,629,387	2,323,452	2,046,063	1,732,205	1,583,578
ACL on loans (1)	(30,628)	(27,533)	(24,942)	(22,381)	(26,510)
Total assets	3,063,971	2,789,506	2,420,036	2,149,735	1,922,853
Total deposits	2,615,791	2,351,612	2,045,983	1,867,134	1,594,851
Shareholders’ equity	363,814	348,872	335,442	256,286	233,788
Selected income statement data:
Interest income	$180,817	$151,177	$101,751	$81,472	$79,761
Interest expense	92,200	62,673	12,119	4,335	13,572
Net interest income	88,617	88,504	89,632	77,137	66,189
Provision (reversal) for credit losses (1)	3,401	(132)	3,602	(4,596)	13,219
Noninterest income	11,093	10,683	14,499	18,434	11,740
Noninterest expense	60,023	56,057	51,126	43,208	41,699
Income before income taxes	36,286	43,262	49,403	56,959	23,011
Income tax expense	10,476	12,557	14,416	16,856	6,836
Net income	25,810	30,705	34,987	40,103	16,175
Preferred stock dividends	834	—	—	—	—
Net income available to common shareholders	24,976	30,705	34,987	40,103	16,175
Per share data:
Earnings per common share, basic	$1.75	$2.14	$2.35	$2.66	$1.05
Earnings per common share, diluted	1.74	2.12	2.31	2.62	1.04
Book value per common share (2)	25.30	24.46	22.94	17.24	15.19
Tangible common equity per common share (8)	20.49	19.62	18.21	17.24	15.19
Cash dividends declared per common share	0.72	0.69	0.60	0.44	0.40
Outstanding share data:
Number of common shares outstanding	14,380,651	14,260,440	14,625,474	14,865,825	15,385,878
Weighted-average common shares outstanding, basic	14,242,057	14,301,691	14,822,018	15,017,637	15,384,231
Weighted-average common shares outstanding, diluted	14,342,361	14,417,938	15,065,175	15,253,820	15,448,892
Selected performance ratios:
Return on average assets	0.90%	1.20%	1.54%	1.96%	0.84%
Return on average shareholders’ equity	7.26%	9.02%	11.42%	16.52%	7.08%
Return on average tangible common equity (8)	8.72%	11.31%	13.23%	16.52%	7.08%
Dividend payout ratio (3)	41.14%	32.24%	25.53%	16.54%	38.10%
Efficiency ratio (4)	60.20%	56.52%	49.10%	45.21%	53.51%
Yield on average interest-earning assets	6.47%	6.10%	4.63%	4.05%	4.25%
Cost of average interest-bearing liabilities	4.79%	4.05%	1.08%	0.41%	1.15%
Net interest spread	1.68%	2.05%	3.55%	3.64%	3.10%
Net interest margin (5)	3.17%	3.57%	4.08%	3.83%	3.53%
Total loans to total deposits ratio (6)	100.76%	99.02%	101.12%	94.76%	99.42%

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022	2021	2020
Asset quality:
Loans 30 to 89 days past due and still accruing	$4,902	$1,428	$134	$554	$338
Loans past due 90 days or more and still accruing	—	—	—	—	—
Nonaccrual loans held-for-investment	4,693	3,916	3,360	994	3,163
NPLs held-for-investment	4,693	3,916	3,360	994	3,163
NPLs held-for-sale	—	—	4,000	—	—
Total NPLs	4,693	3,916	7,360	994	3,163
NPAs (7)	4,693	6,474	7,360	994	4,564
Net charge-offs (recoveries)	393	(1,027)	1,041	(467)	1,089
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.19%	0.06%	0.01%	0.03%	0.02%
Nonaccrual loans held-for-investment to loans held-for-investment	0.18%	0.17%	0.16%	0.06%	0.20%
Nonaccrual loans held-for-investment to ACL on loans (1)	15.32%	14.22%	13.47%	4.44%	11.93%
NPLs held-for-investment to loans held-for-investment	0.18%	0.17%	0.16%	0.06%	0.20%
NPLs held-for-investment to ACL on loans (1)	15.32%	14.22%	13.47%	4.44%	11.93%
NPAs to total assets	0.15%	0.23%	0.30%	0.05%	0.24%
ACL on loans (1) to loans held-for-investment	1.16%	1.19%	1.22%	1.29%	1.67%
ACL on loans (1) to nonaccrual loans held-for-investment	652.63%	703.09%	742.32%	2,251.61%	838.13%
Net charge-offs (recoveries) to average loans held-for-investment	0.02%	(0.05)%	0.06%	(0.03)%	0.07%
Capital ratios:
Shareholders’ equity to total assets	11.87%	12.51%	13.86%	11.92%	12.16%
Tangible common equity to total assets (8)	9.62%	10.03%	11.00%	11.92%	12.16%
Average equity to average assets	12.36%	13.35%	13.49%	11.86%	11.94%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.44%	12.23%	13.29%	14.79%	15.97%
Total capital (to risk-weighted assets)	15.24%	16.39%	17.83%	16.04%	17.22%
Tier 1 capital (to risk-weighted assets)	14.04%	15.16%	16.62%	14.79%	15.97%
Tier 1 capital (to average assets)	12.45%	13.43%	14.33%	12.11%	11.94%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.72%	14.85%	16.30%	14.48%	15.70%
Total capital (to risk-weighted assets)	14.92%	16.07%	17.52%	15.73%	16.95%
Tier 1 capital (to risk-weighted assets)	13.72%	14.85%	16.30%	14.48%	15.70%
Tier 1 capital (to average assets)	12.16%	13.16%	14.05%	11.85%	11.74%

(1)    ACL and provision (reversal) for credit losses for the year ended December 31, 2024 and 2023 is presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310. Provision (reversal) for credit losses on off-balance sheet credit exposures of $85 thousand, $(24) thousand, and $(63) thousand, respectively, for the years ended December 31, 2022, 2021, and 2020 were recorded in Other Expense on the Consolidated Income Statement.
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
(7)    NPAs include total NPLs (nonaccrual loans plus loans past due 90 days or more and still accruing) and OREO.
(8)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.

Executive Summary
Financial Highlights
•Net income was $25.8 million for the year ended December 31, 2024, a decrease of $4.9 million, or 15.9%, from $30.7 million for the year ended December 31, 2023 and a decrease of $9.2 million, or 26.2%, from $35.0 million for the year ended December 31, 2022;
◦Provision (reversal) for credit losses (1) was $3.4 million, $(132) thousand and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
◦Diluted earnings per common share was $1.74, $2.12 and $2.31 for the years ended December 31, 2024, 2023 and 2022, respectively.
◦Net interest margin was 3.17%, 3.57% and 4.08% for the years ended December 31, 2024, 2023 and 2022, respectively.
•Total assets were $3.06 billion at December 31, 2024, an increase of $274.5 million, or 9.8%, from $2.79 billion at December 31, 2023;
•Loans held-for-investment were $2.63 billion at December 31, 2024, an increase of $305.9 million, or 13.2%, from $2.32 billion at December 31, 2023;
•Total deposits were $2.62 billion at December 31, 2024, an increase of $264.2 million, or 11.2%, from $2.35 billion at December 31, 2023;
•The Company declared and paid cash dividends of $0.72, $0.69, and $0.60 per common share for the years ended December 31, 2024, 2023 and 2022, respectively; and
•The Company purchased and retired 14,947, 512,657, and 362,557 shares of common stock for the years ended December 31, 2024, 2023 and 2022, respectively.
(1)     Provision (reversal) for credit losses for the years ended December 31, 2024 and 2023 is presented under ASC 326, while provision for credit losses for the year ended December 31, 2022 continues to be presented under legacy ASC 450 and ASC 310. Provision for credit losses on off-balance sheet credit exposures of $85 thousand for the year ended December 31, 2022 was recorded in Other Expense on the Consolidated Income Statement.
The decrease in net income for the year ended December 31, 2024 compared with the year ended December 31, 2023 was primarily due to an increase in noninterest expense, partially offset by increases in noninterest income and net interest income, and provision for credit losses of $3.4 million for the year ended December 31, 2024 compared with reversal for credit losses of $132 thousand for the year ended December 31, 2023.
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
The increase in total assets for the year ended December 31, 2024 was primarily due to increases in loans held-for-investment and deferred tax assets.
The Company is committed to making corporate decisions that directly benefit its shareholders, and during the year ended December 31, 2024, increased its dividend per common share by $0.03, or 4.3%, to $0.72 from $0.69 for the year ended December 31, 2023. During the year ended December 31, 2024, the Company also repurchased 14,947 shares of common stock, totaling $222 thousand. Overall, the Company returned 42.0% of its earnings to common shareholders through dividends and common share repurchases during the year ended December 31, 2024.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the periods indicated:

	Year Ended December 31,
	2024			2023			2022
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$2,445,080	$164,301	6.72%	$2,137,851	$136,029	6.36%	$1,872,557	$95,054	5.08%
Mortgage-backed securities	107,768	3,780	3.51%	98,903	3,001	3.03%	89,066	1,826	2.05%
Collateralized mortgage obligation	22,806	975	4.28%	25,466	1,039	4.08%	23,479	545	2.32%
SBA loan pool securities	6,756	283	4.19%	8,166	325	3.98%	10,309	208	2.02%
Municipal securities - tax exempt (2)	2,917	102	3.50%	3,788	126	3.33%	4,874	140	2.87%
Corporate bonds	4,208	188	4.47%	4,273	188	4.40%	4,810	188	3.91%
Interest-bearing deposits in other financial institutions	189,628	10,031	5.29%	186,850	9,621	5.15%	184,502	3,212	1.74%
FHLB and other bank stock	13,651	1,157	8.48%	11,959	848	7.09%	9,703	578	5.96%
Total interest-earning assets	2,792,814	180,817	6.47%	2,477,256	151,177	6.10%	2,199,300	101,751	4.63%
Noninterest-earning assets:
Cash and due from banks	23,044			21,565			20,735
ACL on loans	(28,397)			(25,495)			(22,125)
Other assets	90,425			76,444			73,951
Total noninterest-earning assets	85,072			72,514			72,561
Total assets	$2,877,886			$2,549,770			$2,271,861
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$475,754	19,149	4.02%	$470,750	16,190	3.44%	$504,275	4,970	0.99%
Savings	6,312	16	0.25%	7,499	18	0.24%	14,068	9	0.06%
Time deposits	1,410,878	71,322	5.06%	1,059,985	45,957	4.34%	593,106	7,005	1.18%
Other borrowings	31,033	1,713	5.52%	9,192	508	5.53%	6,290	135	2.15%
Total interest-bearing liabilities	1,923,977	92,200	4.79%	1,547,426	62,673	4.05%	1,117,739	12,119	1.08%
Noninterest-bearing liabilities:
Demand deposits	539,263			629,774			831,621
Other liabilities	59,026			32,061			16,061
Total noninterest-bearing liabilities	598,289			661,835			847,682
Total liabilities	2,522,266			2,209,261			1,965,421
Shareholders’ equity	355,620			340,509			306,440
Total liabilities and shareholders’ equity	$2,877,886			$2,549,770			$2,271,861
Net interest income		$88,617			$88,504			$89,632
Net interest spread (3)			1.68%			2.05%			3.55%
Net interest margin (4)			3.17%			3.57%			4.08%
Cost of deposits			3.72%			2.87%			0.62%
Cost of funds (5)			3.74%			2.88%			0.62%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $1.2 million, $1.1 million and $2.2 million, respectively, and net accretion of discount on loans of $2.8 million, $2.2 million and $3.6 million, respectively, are included in the interest income for the years ended December 31, 2024, 2023 and 2022, respectively.
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

	Year Ended December 31, 2024 vs. 2023			Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$19,549	$8,723	$28,272	$13,467	$27,508	$40,975
Investment securities	128	521	649	177	1,595	1,772
Other interest-earning assets	235	484	719	90	6,589	6,679
Total interest income	19,912	9,728	29,640	13,734	35,692	49,426
Interest paid on:
Savings, NOW, and money market deposits	129	2,828	2,957	(385)	11,614	11,229
Time deposits	15,213	10,152	25,365	5,514	33,438	38,952
Other borrowings	1,207	(2)	1,205	62	311	373
Total interest expense	16,549	12,978	29,527	5,191	45,363	50,554
Change in net interest income	$3,363	$(3,250)	$113	$8,543	$(9,671)	$(1,128)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Interest income:
Interest and fees on loans	$164,301	$136,029	$28,272	20.8%
Interest on investment securities	5,328	4,679	649	13.9%
Interest and dividends on other interest-earning assets	11,188	10,469	719	6.9%
Total interest income	180,817	151,177	29,640	19.6%
Interest expense:
Interest on deposits	90,487	62,165	28,322	45.6%
Interest on other borrowings	1,713	508	1,205	237.2%
Total interest expense	92,200	62,673	29,527	47.1%
Net interest income	$88,617	$88,504	$113	0.1%

Net interest income increased primarily due to a 12.7% increase in average balance of interest-earning assets and a 37 basis point increase in average yield on interest-earning assets, partially offset by a 24.3% increase in average balance of interest-bearing liabilities and a 74 basis point increase in average cost of interest-bearing liabilities. The increase in average balance of interest-earning assets was primarily due to growth in loans and investment securities, supported by deposit growth. The increases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to re-pricing at evaluated rates and originations at higher market rates during the year ended December 31, 2024.
Interest and fees on loans increased primarily due to a 14.4% increase in average balance and a 36 basis point increase in average yield. The increase in average balance was primarily due to an increase in commercial real estate, commercial and industrial, and residential mortgage loans, partially offset by a decrease in other consumer loans. The increase in average yield was primarily due to the higher market rates, partially offset by a decrease in net accretion of discount on loans.
Interest on investment securities increased primarily due to a 36 basis point increase in average yield and a 2.7% increase in average balance. The increase in average yield was primarily due to new investment securities purchased at higher market rates and a decrease in net amortization. The Company purchased $23.5 million and $17.3 million, respectively, of investment securities during the years ended December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, average yield on total investment securities was 3.69% and 3.33%, respectively.

Interest income on other interest-earning assets increased primarily due to a 23 basis point increase in average yield and a 2.2% increase in average balance. The increase in average yield was primarily due to the higher market rates and an increase in dividend on FHLB stock. The increase in average balance was primarily due to an increase in average balance of deposits, partially offset by an increase in loans. For the years ended December 31, 2024 and 2023, yield on total other interest-earning assets was 5.50% and 5.27%, respectively.
Interest expense on deposits increased primarily due to a 23.1% increase in average balance of interest-bearing deposits and a 74 basis point increase in average cost of interest-bearing deposits. The increase in average balance was primarily due to an increase in time deposits, and NOW and money market accounts, partially offset by decreases in savings. The increase in average cost was primarily due to the higher market rates. For the years ended December 31, 2024 and 2023, average cost on total interest-bearing deposits was 4.78% and 4.04%, respectively.
Interest expense on other borrowings increased primarily due to a 237.6% increase in average balance. The Company utilized additional borrowings to support its balance sheet growth.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2023	2022
Interest income:
Interest and fees on loans	$136,029	$95,054	$40,975	43.1%
Interest on investment securities	4,679	2,907	1,772	61.0%
Interest and dividends on other interest-earning assets	10,469	3,790	6,679	176.2%
Total interest income	151,177	101,751	49,426	48.6%
Interest expense:
Interest on deposits	62,165	11,984	50,181	418.7%
Interest on borrowings	508	135	373	276.3%
Total interest expense	62,673	12,119	50,554	417.1%
Net interest income	$88,504	$89,632	$(1,128)	(1.3)%

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
Interest on investment securities increased primarily due to a 114 basis point increase in average yield and a 6.1% increase in average balance. The increase in average yield was primarily due to new investment securities purchased at higher market rates and a decrease in net amortization of premium. The Company purchased $17.3 million and $57.4 million, respectively, of investment securities during the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, average yield on total investment securities was 3.33% and 2.19%, respectively.
Interest income on other interest-earning assets increased primarily due to a 332 basis point increase in average yield and a 2.4% increase in average balance. The increase in average yield was primarily due to the rising market rates and an increase in dividend on FHLB stock. The increase in average balance was primarily due to an increase in average balance of deposits, partially offset by an increase in loans. For the years ended December 31, 2023 and 2022, yield on total other interest-earning assets was 5.27% and 1.95%, respectively.

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
Provision (reversal) for Credit Losses
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Provision (reversal) for credit losses on loans	$3,488	$497	$3,602
Provision (reversal) for credit losses on off-balance sheet credit exposure (1)	(87)	(629)	85
Total provision (reversal) for credit losses	$3,401	$(132)	$3,687

(1)Provision (reversal) for credit losses on off-balance sheet credit exposures for the years ended December, 2022 was recorded in Other Expense on the Consolidated Income Statement.
Provision for credit losses on loans for the year ended December 31, 2024 was primarily due to increases in loans held-for-investment, partially offset by a decrease in quantitatively measured loss reserve requirement. See further discussion in “Allowance for Credit Losses.”

Noninterest Income
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Service charges and fees on deposits	$1,545	$1,475	$70	4.7%
Loan servicing income	3,365	3,330	35	1.1%
Bank-owned life insurance income	949	753	196	26.0%
Gain on sale of loans	3,752	3,570	182	5.1%
Other income	1,482	1,555	(73)	(4.7)%
Total noninterest income	$11,093	$10,683	$410	3.8%

Service charges and fees on deposits increased primarily due to an increase in fee-based transactions.
Loan servicing income represents fees received on loans that the Company services, net of amortization of servicing assets. The increase was primarily due to a decrease in amortization of servicing assets from lower prepayments of loans being serviced.
Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans increased primarily due to an increase in gain margin, partially offset by a decrease in sales volume. The Company sold SBA loans of $71.1 million with a gain of $3.8 million and a residential mortgage loan of $676 thousand with no gain during the year ended December 31, 2024. During the year ended December 31, 2023, SBA loans of $82.3 million with a gain of $3.6 million during the year ended December 31, 2023.
Other income included wire and remittance fees of $626 thousand and $625 thousand, respectively, and debit card interchange fees of $340 thousand and $339 thousand, respectively, for the years ended December 31, 2024 and 2023.
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
Gain on sale of loans decreased primarily due to decreases in sales volume and gain margin. The Company sold SBA loans of $82.3 million with a gain of $3.6 million during the year ended December 31, 2023. During the year ended December 31, 2022, the Company sold SBA loans of $122.9 million with a gain of $8.0 million and residential mortgage loans of $858 thousand with a gain of $8 thousand.
Other income included wire and remittance fees of $625 thousand and $643 thousand, respectively, and debit card interchange fees of $339 thousand and $335 thousand, respectively, for the years ended December 31, 2023 and 2022.

Noninterest Expense
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Salaries and employee benefits	$35,661	$34,572	$1,089	3.1%
Occupancy and equipment	9,117	7,924	1,193	15.1%
Professional fees	3,408	3,087	321	10.4%
Marketing and business promotion	1,886	2,327	(441)	(19.0)%
Data processing	1,499	1,552	(53)	(3.4)%
Director fees and expenses	906	756	150	19.8%
Regulatory assessments	1,256	1,103	153	13.9%
Other expenses	6,290	4,736	1,554	32.8%
Total noninterest expense	$60,023	$56,057	$3,966	7.1%

Salaries and employee benefits increased primarily due to increases in salaries, bonus accrual, and incentives tied to LPO originated SBA loan sales, partially offset by a decrease in vacation accruals. The number of full-time equivalent employees averaged 265.8 for the year ended December 31, 2024 compared to 272.5 for the year ended December 31, 2023.
Occupancy and equipment expense increased primarily due to an expansion of headquarters location in the second half of 2023 and a relocation of a regional office and two branches into one location in Orange County, California in 2024.
Professional fees increased primarily due to additional professional fees related to a core system conversion, which was completed in April 2024.
Marketing and business promotion expense decreased primarily due to a higher, nonrecurring volume of advertisements in 2023 related to the Company’s 20th anniversary celebration.
Data processing expense decreased primarily due to one-time new relationship credit from the aforementioned core system conversion.
Director fees and expenses increased primarily due to an increase in stock-based compensation expense from stock options granted during the three months ended December 31, 2023.
Regulatory assessment expense increased primarily due to an increase in balance sheet.
Other expense included other loan related legal expenses of $432 thousand and $534 thousand, respectively, armed guard expense of $867 thousand and $798 thousand, respectively, office expenses of $2.2 million and $2.2 million, respectively. In addition, the Company recognized a termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guarantee during the second quarter of 2024. The Company has retained a law firm specializing in SBA recovery and intends to seek that SBA reconsider its decision so that the Company may recoup all or part of the reimbursement.

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
Income Tax Expense
Income tax expense was $10.5 million, $12.6 million and $14.4 million, respectively, and the effective tax rate was 28.9%, 29.0% and 29.2%, respectively, for the years ended December 31, 2024, 2023 and 2022.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	December 31,
	2024			2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$123,209	$112,439	$(10,770)	$114,485	$104,091	$(10,394)
Collateralized mortgage obligations	22,753	21,237	(1,516)	25,611	24,173	(1,438)
SBA loan pool securities	6,328	6,008	(320)	7,773	7,450	(323)
Municipal bonds	2,452	2,420	(32)	3,306	3,329	23
Corporate bonds	5,000	4,245	(755)	5,000	4,280	(720)
Total securities available-for-sale	$159,742	$146,349	$(13,393)	$156,175	$143,323	$(12,852)

Total carrying value of investment securities were $146.3 million at December 31, 2024, an increase of $3.0 million, or 2.1%, from $143.3 million at December 31, 2023. The increase was primarily due to purchases of $23.5 million, partially offset by principal paydowns and calls of $19.8 million, a decrease in fair value of securities available-for-sale of $541 thousand, and net premium amortization of $159 thousand.
As of December 31, 2024 and 2023, 95.3% and 94.7%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of December 31, 2024 and 2023.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2024 and 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company recorded no ACL on securities available-for-sale.

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

	December 31, 2024
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$1,103	1.65%	$6,080	2.05%	$116,026	3.51%	$123,209	3.42%
Collateralized mortgage obligations	—	—%	5,196	4.92%	1,530	5.12%	16,027	3.31%	22,753	3.80%
SBA loan pool securities	163	2.57%	1,341	4.82%	1,900	2.57%	2,924	3.85%	6,328	3.64%
Municipal bonds	—	—%	82	3.01%	1,098	3.50%	1,272	3.58%	2,452	3.52%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$163	2.57%	$7,722	4.42%	$15,608	3.06%	$136,249	3.50%	$159,742	3.50%

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
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31,
	2024		2023		January 1, 2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$940,931	35.9%	$855,270	36.8%	$772,020	37.8%
Business property	595,547	22.6%	558,772	24.0%	526,513	25.7%
Multifamily	194,220	7.4%	132,500	5.7%	124,751	6.1%
Construction	21,854	0.8%	24,843	1.1%	17,054	0.8%
Total commercial real estate	1,752,552	66.7%	1,571,385	67.6%	1,440,338	70.4%
Commercial and industrial	472,763	18.0%	342,002	14.7%	249,250	12.2%
Consumer:
Residential mortgage	392,456	14.9%	389,420	16.8%	333,726	16.3%
Other consumer	11,616	0.4%	20,645	0.9%	22,749	1.1%
Total consumer	404,072	15.3%	410,065	17.7%	356,475	17.4%
Loans held-for-investment	$2,629,387	100.0%	$2,323,452	100.0%	$2,046,063	100.0%
ACL on loans	(30,628)		(27,533)		(26,009)
Net loans held-for-investment	$2,598,759		$2,295,919		$2,020,054

The following table presents the composition of the Company’s loans held-for-investment by legacy loan segments as of the dates indicated:

	December 31,
	2022		2021		2020
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,288,392	63.0%	$1,105,843	63.9%	$880,736	55.5%
Residential property	333,726	16.3%	209,485	12.1%	198,431	12.5%
SBA property	134,892	6.6%	129,661	7.5%	126,570	8.0%
Construction	17,054	0.8%	8,252	0.5%	15,199	1.0%
Total real estate loans	1,774,064	86.7%	1,453,241	84.0%	1,220,936	77.0%
Commercial and industrial loans:
Commercial term	77,700	3.8%	73,438	4.2%	87,250	5.5%
Commercial lines of credit	154,142	7.5%	100,936	5.8%	96,087	6.1%
SBA commercial term	16,211	0.8%	17,640	1.0%	21,878	1.4%
SBA PPP	1,197	0.1%	65,329	3.8%	135,654	8.6%
Total commercial and industrial loans	249,250	12.2%	257,343	14.8%	340,869	21.6%
Other consumer loans	22,749	1.1%	21,621	1.2%	21,773	1.4%
Loans held-for-investment	2,046,063	100.0%	1,732,205	100.0%	1,583,578	100.0%
Allowance for loan losses	(24,942)		(22,381)		(26,510)
Net loans held-for-investment	$2,021,121		$1,709,824		$1,557,068

The following table presents activities in loans held-for-investment for the period indicated:

	Year Ended December 31, 2024
($ in thousands)	December 31, 2023	Term Loan Funding	Term Loan Pay-downs and Pay-offs(1)	Lines of Credit Increase (Decrease)	Charge-offs	Re-classification	Transfer to OREO and Loans Held-For-Sale	December 31, 2024
Commercial real estate:
Commercial property	$855,270	$198,777	$(131,839)	$12,223	$—	$6,500	$—	$940,931
Business property	558,772	92,619	(54,695)	5,549	(104)	(6,500)	(94)	595,547
Multifamily	132,500	34,300	(12,507)	1,002	(20)	38,945	—	194,220
Construction	24,843	—		(2,989)	—	—	—	21,854
Total commercial real estate	1,571,385	325,696	(199,041)	15,785	(124)	38,945	(94)	1,752,552
Commercial and industrial	342,002	48,028	(26,432)	148,634	(524)	(38,945)	—	472,763
Consumer:
Residential mortgage	389,420	37,912	(34,200)	—	—	—	(676)	392,456
Other consumer	20,645	—	(8,173)	(813)	(43)	—	—	11,616
Total consumer	410,065	37,912	(42,373)	(813)	(43)	—	(676)	404,072
Loans held-for-investment	$2,323,452	$411,636	$(267,846)	$163,606	$(691)	$—	$(770)	$2,629,387

(1) Net of changes in deferred loan fees and discount on loans
The following table presents the contractual maturities of loans held-for-investment and the distribution between fixed and floating interest rate loans at the date indicated:

	December 31, 2024
($ in thousands)	Within One Year	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Commercial real estate:
Commercial property	$208,301	$515,480	$189,031	$28,119	$940,931
Business property	55,999	296,294	153,464	89,790	595,547
Multifamily	45,862	130,514	17,844	—	194,220
Construction	21,854	—	—	—	21,854
Total commercial real estate	332,016	942,288	360,339	117,909	1,752,552
Commercial and industrial	324,524	88,260	59,979	—	472,763
Consumer:
Residential mortgage	—	—	—	392,456	392,456
Other consumer	2,965	8,651	—	—	11,616
Total consumer	2,965	8,651	—	392,456	404,072
Loans held-for-investment	$659,505	$1,039,199	$420,318	$510,365	$2,629,387
Loans with variable (floating) interest rates	$510,546	$336,911	$184,175	$159,886	$1,191,518
Loans with adjustable (fixed to floating) interest rates	—	404,826	234,282	342,387	981,495
Loans with predetermined (fixed) interest rates	148,959	297,462	1,861	8,092	456,374
Total	$659,505	$1,039,199	$420,318	$510,365	$2,629,387

The following table reflects the allocation of the ACL on loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2024		2023		January 1, 2023
($ in thousands)	ACL on Loans	Percentage of Loans to Total Loans	ACL on Loans	Percentage of Loans to Total Loans	ACL on Loans	Percentage of Loans to Total Loans
Commercial real estate:
Commercial property	$12,923	35.9%	$12,665	36.8%	$6,740	37.8%
Business property	3,967	22.6%	4,739	24.0%	6,645	25.7%
Multifamily	2,371	7.4%	1,441	5.7%	1,390	6.1%
Construction	81	0.8%	135	1.1%	151	0.8%
Total commercial real estate	19,342	66.7%	18,980	67.6%	14,926	70.4%
Commercial and industrial	8,713	18.0%	6,245	14.7%	9,846	12.2%
Consumer:
Residential mortgage	2,506	14.9%	2,226	16.8%	1,157	16.3%
Other consumer	67	0.4%	82	0.9%	80	1.1%
Total consumer	2,573	15.3%	2,308	17.7%	1,237	17.4%
Total	$30,628	100.0%	$27,533	100.0%	$26,009	100.0%
ACL on loans to loans held-for-investment	1.16%		1.19%		1.27%

The following table reflects the allocation of the allowance for loan losses by legacy loan segments and the ratio of each legacy loan category to total loans as of the dates indicated:

	December 31,
	2022		2021		2020
($ in thousands)	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans
Real estate loans:
Commercial property	$14,059	63.0%	$13,586	63.9%	$13,810	55.5%
Residential property	3,691	16.3%	1,869	12.1%	2,680	12.5%
SBA property	1,326	6.6%	1,253	7.5%	2,179	8.0%
Construction	151	0.8%	89	0.5%	225	1.0%
Total real estate loans	19,227	86.7%	16,797	84.0%	18,894	77.0%
Commercial and industrial loans:
Commercial term	2,100	3.8%	2,715	4.2%	4,090	5.5%
Commercial lines of credit	3,036	7.5%	2,071	5.8%	2,359	6.1%
SBA commercial term	366	0.8%	524	1.0%	773	1.4%
SBA PPP	—	0.1%	—	3.8%	—	8.6%
Total commercial and industrial loans	5,502	12.2%	5,310	14.8%	7,222	21.6%
Other consumer loans	213	1.1%	274	1.2%	394	1.4%
Total	$24,942	100.0%	$22,381	100.0%	$26,510	100.0%
Allowance for loan losses to loans held-for-investment	1.22%		1.29%		1.67%

The following table presents activities in ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022	2021	2020
ACL on loans
Balance at beginning of period	$27,533	$24,942	$22,381	$26,510	$14,380
Impact of ASC 326 adoption	—	1,067	—	—	—
Charge-offs	(691)	(132)	(1,199)	(227)	(1,529)
Recoveries	298	1,159	158	694	440
Provision (reversal) for credit losses on loans	3,488	497	3,602	(4,596)	13,219
Balance at end of period	$30,628	$27,533	$24,942	$22,381	$26,510
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,277	$299	$214	$238	$301
Impact of ASC 326 adoption	—	1,607	—		—
Provision (reversal) for credit losses on off-balance sheet credit exposure (1)	(87)	(629)	85	(24)	(63)
Balance at end of period	$1,190	$1,277	$299	$214	$238

(1)     Provision (reversal) for credit losses on off-balance sheet credit exposures for the years ended December 31, 2022, 2021, and 2020 was recorded in Other Expense on the Consolidated Income Statement.
The increase in ACL for the year ended December 31, 2024 was primarily due to increases in loans held-for-investment and reserve related to qualitative adjustment factors, partially offset by decreases in quantitatively measured loss reserves and reserves on individually evaluated loans.
The increase in qualitative reserve was primarily due to increases in maximum loss rate and charge-offs of commercial and industrial loans. The decrease in the quantitatively measured loss reserve requirement was primarily due to the improved year-over-year change in real GDP forecast, partially offset by the increased unemployment rate forecast. The Company utilizes these forecasts published by the Federal Open Market Committee (“FOMC”). The next year-end year-over-year change in forecasted real GDP increased to 2.1% in the December 2024 FOMC meeting from 1.4% in December 2023. The forecasted next year-end national unemployment rate increased to 4.3% in the December 2024 FOMC meeting from 4.1% in December 2023. Overall changes in macroeconomic projections resulted the decreases of PD and LGD rates across majority of the loan segments leading to lower overall expected loss measurements. Loans individually evaluated for impairment totaled $52.0 million and $40.3 million, respectively, and related reserve totaled $59 thousand and $264 thousand, respectively, at December 31, 2024 and 2023.

Management believes that the projections used are reasonable and align with the Company’s expectation of the economic environment over the next 4 quarters.

The following table presents net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories for the periods indicated:

	For the Year Ended December 31,
	2024			2023
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$862,697	$—	—%	$794,642	$—	—%
Business property	584,664	100	0.02%	537,044	(5)	-0.01%
Multifamily	156,965	20	0.01%	127,338	—	—%
Construction	26,136	—	—%	18,565	—	—%
Total commercial real estate	1,630,462	120	0.01%	1,477,589	(5)	-0.01%
Commercial and industrial	403,172	398	0.11%	263,447	(1,062)	-0.40%
Consumer:
Residential mortgage	386,512	—	—%	358,303	—	—%
Other consumer	16,923	(125)	-0.92%	21,602	40	0.19%
Total consumer	403,435	(125)	-0.04%	379,905	40	0.01%
Total loans held-for-investment	$2,437,069	$393	0.02%	$2,120,941	$(1,027)	-0.05%

The following table presents net charge-offs as a percentage to the average loan held for investment balances in each of the legacy loan categories for the periods indicated:

	For the Year Ended December 31,
	2022			2021			2020
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,201,405	$—	—%	$983,129	$—	—%	$826,288	$—	—%
Residential property	261,576	—	—%	197,741	—	—%	221,296	—	—%
SBA property	115,488	—	—%	125,051	(39)	(0.03)%	124,996	117	0.09%
Construction	12,202	—	—%	12,715	—	—%	20,285	—	—%
Total real estate loans	1,590,671	—	—%	1,318,636	(39)	(0.01)%	1,192,865	117	0.01%
Commercial and industrial loans:
Commercial term	74,934	(8)	(0.01)%	77,383	(200)	(0.26)%	97,247	(96)	(0.10)%
Commercial lines of credit	111,864	1,063	0.95%	92,874	(146)	(0.16)%	100,154	709	0.71%
SBA commercial term	16,262	(21)	(0.13)%	19,390	(104)	(0.54)%	23,868	255	1.07%
SBA PPP	13,732	—	—%	150,043	—	—%	92,818	—	—%
Total commercial and industrial loans	216,792	1,034	0.48%	339,690	(450)	(0.13)%	314,087	868	0.28%
Other consumer loans	21,991	7	0.03%	21,101	22	0.10%	22,033	104	0.47%
Total loans held-for-investment	$1,829,454	$1,041	0.06%	$1,679,427	$(467)	(0.03)%	$1,528,985	$1,089	0.07%

Loans 30 to 89 Days Past Due and Still Accruing
The following table presents a summary of loans 30 to 89 days past due and still accruing as of the dates indicated:

	December 31,
($ in thousands)	2024	2023	2022	2021	2020
Commercial real estate:
Commercial property	$433	$—	N/A	N/A	N/A
Business property	333	560	N/A	N/A	N/A
Total commercial real estate	766	560	$—	$—	$—
Commercial and industrial	—	217	—	—	—
Consumer:
Residential mortgage	3,982	604	—	461	182
Other consumer	154	47	134	93	156
Total consumer	4,136	651	134	554	338
Total	$4,902	$1,428	$134	$554	$338

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total NPLs and NPAs as of the dates indicated:

	December 31,
($ in thousands)	2024	2023	2022	2021	2020
Nonaccrual loans held-for-investment:
Commercial real estate:
Commercial property (1)	N/A	N/A	$2,400	$—	$524
SBA property (1)	N/A	N/A	585	746	885
Commercial property	$1,851	$958	N/A	N/A	N/A
Business property	2,336	2,865	N/A	N/A	N/A
Total commercial real estate	4,187	3,823	2,985	746	1,409
Commercial and industrial	79	68	—	213	1,499
Consumer:
Residential property	403	—	372	—	189
Other consumer	24	25	3	35	66
Total consumer	427	25	375	35	255
Total nonaccrual loans held-for-investment	4,693	3,916	3,360	994	3,163
Loans past due 90 days or more still on accrual	—	—	—	—	—
NPLs held-for-investment	4,693	3,916	3,360	994	3,163
NPLs held-for-sale	—	—	4,000	—	—
Total NPLs	4,693	3,916	7,360	994	3,163
Other real estate owned	—	2,558	—	—	1,401
NPAs	$4,693	$6,474	$7,360	$994	$4,564

Nonaccrual loans held-for-investment to loans held-for-investment	0.18%	0.17%	0.16%	0.06%	0.20%
NPLs held-for-investment to loans held-for-investment	0.18%	0.17%	0.16%	0.06%	0.20%
NPAs to total assets	0.15%	0.23%	0.30%	0.05%	0.24%
ACL on loans to:
NPLs held-for-investment	652.63%	703.09%	742.32%	2,251.61%	838.13%

(1) Under the legacy loan segments
Total nonaccrual loans held-for-investment were $4.7 million at December 31, 2024, an increase of $777 thousand, or 19.8%, from $3.9 million at December 31, 2023. The increase was primarily due to loans placed on nonaccrual status during the year ended December 31, 2024 of $7.3 million, partially offset by payoffs and paydowns of $3.8 million, loans returned to accrual status of $2.0 million, a loan transferred to OREO of $94 thousand, and charge-offs of $691 thousand.

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
Additional income of approximately $547 thousand would have been recorded during the year ended December 31, 2024, had these loans been paid in accordance with their original terms throughout the periods indicated.
CRE Concentration
The Bank has policies and procedures in place to monitor compliance with the CRE Concentration Guidance. The Bank has set targets for CRE concentration limits as a percentage of total capital in accordance with interagency guidelines and actively manages the Bank’s exposure to CRE lending. The Bank’s construction and land development loans remain a small portion of the loan portfolio and as a percentage of total capital (as defined by the federal bank regulators) were 6.3% and 7.4%, respectively, at December 31, 2024 and 2023. As of December 31, 2024, using regulatory definitions in the CRE Concentration Guidance, CRE loans represented 297.0% of total risk-based capital, as compared to 280.7%, 253.9%, 269.8% and 256.1% as of December 31, 2023, 2022, 2021 and 2020, respectively.
The management believes that the Bank has a robust risk management framework in place for CRE concentration issues including board approved CRE concentration contingency plans. The CRE concentration contingency plan contains an overview of the Bank’s strategies to mitigate and manage the concentration risks including the plans in maintaining stable capital levels, having access to additional capital, maintaining adequate amount of ACL, potentially implementing more conservative growth/lending strategies if necessary, maintaining liquidity within the CRE portfolio, and strengthening the loan workout infrastructure.
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
The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2024	2023	2022	2021	2020
Commercial real estate:
SBA property (1)	N/A	N/A	$16,473	$33,603	$1,411
Commercial property	$3,307	$—	N/A	N/A	N/A
Business property	713	2,802	N/A	N/A	N/A
Total commercial real estate	4,020	2,802	16,473	33,603	1,411
Commercial and industrial	2,272	2,353	6,338	3,423	268
Consumer:
Residential mortgage	—	—	—	—	300
Total consumer	—	—	—	—	300
Loans held-for-sale	$6,292	$5,155	$22,811	$37,026	$1,979

(1) Under the legacy loan segments
Loans held-for-sale were $6.3 million at December 31, 2024, an increase of $1.1 million, or 22.1%, from $5.2 million at December 31, 2023. The increase was primarily due to originations of $74.0 million and a loan transferred from loans held-for-investment of $676 thousand, partially offset by sales of $71.7 million and pay-downs and pay-offs of $1.8 million.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Noninterest-bearing demand deposits	$547,853	$594,673	$(46,820)	(7.9)%
Interest-bearing deposits:
Savings	5,765	6,846	(1,081)	(15.8)%
NOW	13,761	16,825	(3,064)	(18.2)%
Retail money market accounts	447,360	397,531	49,829	12.5%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	493,644	456,293	37,351	8.2%
More than $250,000	605,124	515,702	89,422	17.3%
Brokered time deposits	442,283	303,741	138,542	45.6%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	2,067,938	1,756,939	310,999	17.7%
Total deposits	$2,615,791	$2,351,612	$264,179	11.2%

Total deposits not covered by deposit insurance	$1,036,451	$954,591	$81,860	8.6%
Time deposits not covered by deposit insurance	$459,835	$408,637	$51,198	12.5%

The decrease in noninterest-bearing demand deposits was primarily due to strong deposit market competition and the migration of noninterest-bearing demand deposits to interest-bearing deposits attributable to the competitive market rates.
The increase in retail time deposits was primarily due to new accounts of $367.4 million, renewals of the matured accounts of $898.6 million and balance increases of $44.1 million, partially offset by matured and closed accounts of $1.18 billion.
As of December 31, 2024 and 2023, total deposits were comprised of 20.9% and 25.3%, respectively, of noninterest-bearing demand accounts, 17.9% and 17.9%, respectively, of savings, NOW and money market accounts and 61.2% and 56.8%, respectively, of time deposits.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
December 31, 2024
Time deposits of $250,000 or less	$310,662	$286,304	$336,629	$2,332	$935,927
Time deposits of more than $250,000	295,977	138,664	228,533	1,950	665,124
Total	$606,639	$424,968	$565,162	$4,282	$1,601,051
Not covered by deposit insurance	$217,542	$96,493	$144,232	$1,568	$459,835
December 31, 2023
Time deposits of $250,000 or less	$316,356	$165,091	$276,145	$2,442	$760,034
Time deposits of more than $250,000	207,539	140,583	224,557	3,023	575,702
Total	$523,895	$305,674	$500,702	$5,465	$1,335,736
Not covered by deposit insurance	$147,680	$107,482	$151,070	$2,405	$408,637

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $363.8 million at December 31, 2024, an increase of $14.9 million, or 4.3%, from $348.9 million at December 31, 2023. The increase was primarily due to the net income of $25.8 million and stock options exercised of $353 thousand, partially offset by cash dividends declared on common stock of $10.3 million, preferred stock dividends of $834 thousand, an increase in other comprehensive loss from the fair value change in securities available-for-sale of $395 thousand, and repurchase of common stock of $222 thousand.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2024
Common tier 1 capital (to risk-weighted assets)	11.44%	13.72%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.24%	14.92%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.04%	13.72%	6.0%	8.0%
Tier 1 capital (to average assets)	12.45%	12.16%	4.0%	5.0%
December 31, 2023
Common tier 1 capital (to risk-weighted assets)	12.23%	14.85%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.39%	16.07%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.16%	14.85%	6.0%	8.0%
Tier 1 capital (to average assets)	13.43%	13.16%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 6.94% and 6.92%, respectively, as of December 31, 2024, and 7.73% and 8.07%, respectively, as of December 31, 2023.
Stock Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share. On July 25, 2024, the Company announced the amendment of the 2023 stock repurchase program, which extended the program expiration from August 2, 2024 to August 1, 2025. As of December 31, 2024, the Company was authorized to purchase 577,777 additional shares under the 2023 stock repurchase program. For information regarding shares purchased during the three months ended December 31, 2024, please see “Item 5. - Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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
From January 1, 2020 through December 31, 2024, the Company has repurchased and retired at total of 1,998,904 shares of common stock at a weighted-average price of $16.58 per share under several stock repurchase programs.

Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference of $1,000 per share (“Series C Preferred Stock”) for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment is treated as tier 1 capital for regulatory capital purposes.
The Series C Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends are payable quarterly in arrears on March 15, June 15, September 15, and December 15.
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
On January 16, 2025, the Company entered into an ECIP Securities Purchase Option Agreement (the “Option Agreement”) with the U.S. Treasury, which grants the Company the option to repurchase the Series C Preferred Stock during the first 15 years following the Company’s issuance of the Series C Preferred Stock. The purchase price for the Preferred Stock under the Option Agreement is based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Option Agreement, together with any accrued and unpaid dividends thereon and could represent a discount from the Series C Preferred Stock’s liquidation amount.
The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (“the ECIP Period”) unless and until the Company meets at least one of the following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s “total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Cash and cash equivalents	$198,792	$242,342	$(43,550)	(18.0)%
Cash and cash equivalents to total assets	6.5%	8.7%
Available borrowing capacity:
FHLB advances	$722,439	$602,976	119,463	19.8%
Federal Reserve Discount Window	586,525	528,893	57,632	10.9%
Overnight federal funds lines	50,000	65,000	(15,000)	(23.1)%
Total	$1,358,964	$1,196,869	$162,095	13.5%
Total available borrowing capacity to total assets	44.4%	42.9%

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

	December 31,
	2024		2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,923	$370,313	$2,808	$347,652
Unfunded loan commitments	—	17,339	4,020	47,038
Standby letters of credit	5,279	1,516	4,638	1,786
Commercial letters of credit	—	—	—	160
Total	$18,202	$389,168	$11,466	$396,636

The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of December 31, 2024 and 2023, the Company maintained an ACL on off-balance sheet credit exposures of $1.2 million and $1.3 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2024
Time deposits	$1,596,769	$4,099	$183	$—	$1,601,051
Other short-term borrowings	15,000	—	—	—	15,000
Operating leases	3,397	5,716	4,910	9,111	23,134
Total	$1,615,166	$9,815	$5,093	$9,111	$1,639,185
December 31, 2023
Time deposits	$1,330,271	$5,279	$186	$—	$1,335,736
FHLB advances	39,000	—	—	—	39,000
Operating leases	3,385	6,233	4,959	10,695	25,272
Total	$1,372,656	$11,512	$5,145	$10,695	$1,400,008

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	December 31,
	2024		2023
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	9.5%	(4.1)%	7.0%	(6.8)%
+100	4.7%	(1.9)%	3.6%	(3.1)%
-100	(6.2)%	(1.1)%	(4.3)%	1.8%
-200	(12.8)%	(4.5)%	(9.4)%	—%

On December 18, 2024, the FOMC lowered the upper range of the Fed Funds Target Rate from 4.75% to 4.50%. In the accompanying statement, they maintained their previous assessment that labor market conditions have generally eased while unemployment rate has moved up but remains low. They noted that inflation has made further progress towards the Committee’s 2 percent inflation objective but remain “somewhat elevated”. They added that, “In assessing the appropriate stance of monetary policy, the Committee will continue to monitor the implications of incoming information for the economic outlook. The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee's goals.”
As of December 31, 2024, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to decrease when interest rates decline, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slight liability sensitive profile due to the continuing deposit mix shift from non-maturity deposits to time deposits. The model result is highly sensitive to deposit behaviors as well as loan prepayment assumptions. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual results may vary from the Company’s EVE sensitivity results.

Item 8. Financial Statements

PCB Bancorp and Subsidiary

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of PCB Bancorp
Los Angeles, California
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PCB Bancorp and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Notes 1 and 4 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codifications No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The application of the credit loss standard is also communicated as a critical audit matter below.
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
Allowance for Credit Losses – Qualitative Factors
As described in Notes 1 and 4 to the financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss methodology. The allowance for credit losses on loans (“ACL”) was a significant estimate recorded within the Company’s consolidated financial statements with a reported balance of $30.6 million as of December 31, 2024.
Loans that share similar risk characteristics are collectively evaluated utilizing a discounted cash flow methodology, which incorporates a probability of default and loss given default modeling approach. The modeled or quantitative component of the ACL requires the Company to use relevant forward-looking information, including the use of reasonable and supportable forecasts, as well as historical loss rates.
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
We identified auditing the qualitative factors used to develop the ACL to be a critical audit matter as it involved significant audit effort and especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s qualitative factors, including controls addressing:
◦The appropriateness of management’s qualitative factor methodology;
◦The reasonableness of management's judgments over qualitative factors and allocations; and
◦The relevance and reliability of data used in the qualitative factors.
•Substantively testing management’s process, including evaluating their judgments and assumptions, for qualitative factors, including:
◦Evaluating the appropriateness of the qualitative factor methodology;
◦Evaluating the reasonableness of management’s judgments over qualitative factors and allocations; and
◦Evaluating the relevance and reliability of data used in the qualitative factors.

/s/ Crowe LLP
We have served as the Company’s auditor since 2016.
Los Angeles, California
March 13, 2025

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Cash and due from banks	$27,100	$26,518
Interest-bearing deposits in other financial institutions	171,692	215,824
Total cash and cash equivalents	198,792	242,342
Securities available-for-sale, at fair value (amortized cost of $159,742 and $156,175, respectively, and allowance for credit losses of $0 and $0, respectively, at at December 31, 2024 and 2023)	146,349	143,323
Loans held-for-sale	6,292	5,155
Loans held-for-investment, net of deferred loan costs (fees)	2,629,387	2,323,452
Allowance for credit losses on loans	(30,628)	(27,533)
Net loans held-for-investment	2,598,759	2,295,919
Premises and equipment, net	8,280	5,999
Federal Home Loan Bank and other restricted stock, at cost	14,042	12,716
Other real estate owned, net	—	2,558
Bank-owned life insurance	31,766	30,817
Deferred tax assets, net	7,249	—
Servicing assets	5,837	6,666
Operating lease assets	17,254	18,913
Accrued interest receivable	10,466	9,468
Other assets	18,885	15,630
Total assets	$3,063,971	$2,789,506
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$547,853	$594,673
Savings, NOW and money market accounts	466,887	421,203
Time deposits of $250,000 or less	935,927	760,034
Time deposits of more than $250,000	665,124	575,702
Total deposits	2,615,791	2,351,612
Other short-term borrowings	15,000	—
Federal Home Loan Bank advances	—	39,000
Deferred tax liabilities, net	—	876
Operating lease liabilities	18,671	20,137
Accrued interest payable and other liabilities	50,695	29,009
Total liabilities	2,700,157	2,440,634
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at December 31, 2024 and 2023, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 14,380,651 and 14,260,440 shares, respectively, and included 119,100 and 41,661 shares of unvested restricted stock, respectively, at December 31, 2024 and 2023	143,195	142,563
Retained earnings	160,797	146,092
Accumulated other comprehensive loss, net	(9,319)	(8,924)
Total shareholders’ equity	363,814	348,872
Total liabilities and shareholders’ equity	$3,063,971	$2,789,506

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Interest and dividend income:
Loans, including fees	$164,301	$136,029	$95,054
Tax-exempt investment securities	102	126	140
Taxable investment securities	5,226	4,553	2,767
Other interest-earning assets	11,188	10,469	3,790
Total interest income	180,817	151,177	101,751
Interest expense:
Deposits	90,487	62,165	11,984
Other borrowings	1,713	508	135
Total interest expense	92,200	62,673	12,119
Net interest income	88,617	88,504	89,632
Provision (reversal) for credit losses (1)	3,401	(132)	3,602
Net interest income after provision (reversal) for loan losses	85,216	88,636	86,030
Noninterest income:
Service charges and fees on deposits	1,545	1,475	1,326
Loan servicing income	3,365	3,330	2,969
Bank-owned life insurance income	949	753	706
Gain on sale of loans	3,752	3,570	7,990
Other income	1,482	1,555	1,508
Total noninterest income	11,093	10,683	14,499
Noninterest expense:
Salaries and employee benefits	35,661	34,572	33,056
Occupancy and equipment	9,117	7,924	6,481
Professional fees	3,408	3,087	2,239
Marketing and business promotion	1,886	2,327	2,150
Data processing	1,499	1,552	1,706
Director fees and expenses	906	756	706
Regulatory assessments	1,256	1,103	597
Other expenses	6,290	4,736	4,191
Total noninterest expense	60,023	56,057	51,126
Income before income taxes	36,286	43,262	49,403
Income tax expense	10,476	12,557	14,416
Net income	25,810	30,705	34,987
Preferred stock dividends	834	—	—
Net income available to common shareholders	$24,976	$30,705	$34,987

Earnings per common share, basic	$1.75	$2.14	$2.35
Earnings per common share, diluted	$1.74	$2.12	$2.31

Weighted-average common shares outstanding, basic	14,242,057	14,301,691	14,822,018
Weighted-average common shares outstanding, diluted	14,342,361	14,417,938	15,065,175

(1)    Provision (reversal) for credit losses for the years ended December 31, 2024 and 2023 is presented under ASC 326, while provision for credit losses for the year ended December 31, 2022 continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$25,810	$30,705	$34,987
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the year	(541)	2,263	(15,128)
Income tax benefit (expense) related to items of other comprehensive income (loss)	146	(676)	4,463
Total other comprehensive income (loss), net of tax	(395)	1,587	(10,665)
Total comprehensive income	$25,415	$32,292	$24,322

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	—	14,865,825	$—	$154,992	$101,140	$154	$256,286
Comprehensive income (loss)
Net income	—	—	—	—	34,987	—	34,987
Other comprehensive loss, net of tax	—	—	—	—	—	(10,665)	(10,665)
Issuance of preferred stock	69,141	—	69,141				69,141
Issuance of restricted stock	—	27,700	—	—	—	—	—
Forfeiture of restricted stock	—	(200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(429)	—	(8)	—	—	(8)
Repurchase of common stock	—	(362,557)	—	(6,732)	—	—	(6,732)
Share-based compensation expense	—	—	—	539	—	—	539
Stock options exercised	—	95,135	—	840	—	—	840
Cash dividends declared on common stock ($0.60 per share)	—	—	—	—	(8,946)	—	(8,946)
Balance at December 31, 2022	69,141	14,625,474	69,141	149,631	127,181	(10,511)	335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income
Net income	—	—	—	—	30,705	—	30,705
Other comprehensive income, net of tax	—	—	—	—	—	1,587	1,587
Issuance of restricted stock	—	3,300	—	—	—	—	—
Forfeiture of restricted stock	—	(500)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(99)	—	(2)	—	—	(2)
Repurchase of common stock	—	(512,657)	—	(8,828)	—	—	(8,828)
Stock repurchase excise tax	—	—	—	(76)	—	—	(76)
Share-based compensation expense	—	—	—	488	—	—	488
Stock options exercised	—	144,922	—	1,350	—	—	1,350
Cash dividends declared on common stock ($0.69 per share)	—	—	—	—	(9,908)	—	(9,908)
Balance at December 31, 2023	69,141	14,260,440	69,141	142,563	146,092	(8,924)	348,872

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(in thousands, except share data)

	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(Continued)
Comprehensive income
Net income	—	—	—	—	25,810	—	25,810
Other comprehensive income, net of tax	—	—	—	—	—	(395)	(395)
Issuance of restricted stock	—	101,500	—	—	—	—	—
Forfeiture of restricted stock	—	(420)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(150)	—	(3)	—	—	(3)
Repurchase of common stock	—	(14,947)	—	(222)	—	—	(222)
Share-based compensation expense	—	—	—	504	—	—	504
Stock options exercised	—	34,228	—	353	—	—	353
Preferred stock dividends	—	—	—	—	(834)	—	(834)
Cash dividends declared on common stock ($0.72 per share)	—	—	—	—	(10,271)	—	(10,271)
Balance at December 31, 2024	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$25,810	$30,705	$34,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,252	2,184	1,597
Net amortization of premiums on securities	159	209	367
Net accretion of discounts on loans	(2,782)	(2,197)	(3,551)
Net accretion of deferred loan fees	(1,214)	(1,097)	(2,181)
Amortization of servicing assets	1,764	1,883	2,135
Provision (reversal) for credit losses (1)	3,401	(132)	3,602
Bank-owned life insurance income	(949)	(753)	(706)
Deferred tax expense (benefit)	(7,979)	4,103	12,172
Share-based compensation	504	488	539
Gain on sale of loans	(3,752)	(3,570)	(7,990)
Originations of loans held-for-sale	(73,975)	(69,040)	(105,570)
Proceeds from sales of and principal collected on loans held-for-sale	77,878	87,422	132,881
Change in accrued interest receivable and other assets	(3,717)	(934)	(12,738)
Change in accrued interest payable and other liabilities	21,585	14,072	1,723
Net cash provided by operating activities	38,985	63,343	57,267
Cash flows from investing activities:
Purchase of securities available-for-sale	(23,484)	(17,271)	(57,360)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	19,758	17,865	23,200
Proceeds from sales of and principal collected on loans held-for-sale previously classified as held-for-investment	676	5,074	458
Net increase in loans held-for-investment	(305,325)	(261,352)	(317,095)
Purchase of loans held-for-investment	—	(15,741)	—
Purchase of Federal Home Loan Bank and other restricted stock	(1,326)	(2,533)	(1,606)
Proceeds from sale of other real estate owned	3,039	—	1,191
Purchases of premises and equipment	(4,075)	(1,315)	(5,453)
Investment in private equity	(1,000)	—	—
Net cash used in investing activities	(311,737)	(275,273)	(356,665)
Cash flows from financing activities:
Net increase in deposits	264,179	305,629	178,849
Net change in short-term Federal Home Loan Bank advances and other borrowings	15,000	(20,000)	20,000
Proceeds from long-term Federal Home Loan Bank advances	50,000	39,000	—
Repayment of long-term Federal Home Loan Bank advances	(89,000)	—	(10,000)
Stock options exercised	353	1,350	840
Restricted stock surrendered due to employee tax liability	(3)	(2)	(8)
Issuance of preferred stock	—	—	69,141
Stock repurchase excise tax	(62)	—	—
Repurchase of common stock	(222)	(8,828)	(6,732)
Cash dividends paid on preferred stock	(772)	—	—
Cash dividends paid on common stock	(10,271)	(9,908)	(8,946)
Net cash provided by financing activities	229,202	307,241	243,144
Net increase (decrease) in cash and cash equivalents	(43,550)	95,311	(56,254)
Cash and cash equivalents at beginning of year	242,342	147,031	203,285
Cash and cash equivalents at end of year	$198,792	$242,342	$147,031

(1)    Provision (reversal) for credit losses for the years ended December 31, 2024 and 2023 is presented under ASC 326, while provision for credit losses for the year ended December 31, 2022 continues to be presented under legacy ASC 450 and ASC 310.
See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$85,845	$47,780	$9,731
Income taxes paid	6,366	4,284	13,977
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$676	$—	$4,458
Loans transferred to other real estate owned	94	593	151
Right-of-use assets obtained in exchange for lease obligations	973	15,317	2,150

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank, which operates as a single operating segment. The Company changed the Bank’s name from “Pacific City Bank” to “PCB Bank” on August 25, 2022. As of December 31, 2024, the Bank is a single operating segment that operates 11 full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and four LPOs in Los Angeles and Orange Counties, California; Bellevue, Washington; and Atlanta, Georgia. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to 0%, eliminating the reserve requirement for all depository institutions. There was no reserve and clearing requirement balance at December 31, 2024 and 2023.
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Debt securities are classified as held-to-maturity when management has the positive intent and ability to hold to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities held-to-maturity are carried at amortized cost and securities available-for-sale are carried at fair value with unrealized gains and losses, net of taxes, recorded in other comprehensive income. As of December 31, 2024 and 2023, all of the investment securities held by the Company were securities available-for-sale.
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
Loans Held-For-Sale
The Company originates SBA loans, and certain residential mortgage loans with the intention for sale in the secondary market. The Company records the guaranteed portion of SBA loans and these residential mortgage and CRE loans held-for-sale at the lower of cost or fair value on an aggregate basis. Fair value is based on commitments on hand from investors or prevailing market prices. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.
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

Each loan segment bears varying degrees of risk based on, among other things, the type of loan and collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions and interest rate changes. The loan segments are as follows:
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
Commercial and Industrial Loans:
•Commercial and industrial loans – The C&I loan category includes commercial term loans and commercial lines of credit. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs and warehouse lending credit facilities. Warehouse lending is a line of credit given to a loan originator, the funds from which are used to finance a residential mortgage or CRE loan that a borrower uses to purchase property or refinance an existing loan. The primary risk associated with C&I loans is the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans, and occasionally upon other borrower assets and guarantor assets.
Consumer Loans:
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
The Company’s loan portfolio is primarily collateralized by various forms of real estate and business assets located primarily in California. The Company’s loan portfolio contains concentrations of credit in commercial real estate loans and commercial and industrial loans. The Company maintains policies that address these concentrations, as well as residential mortgage loans, and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.
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
The recorded investment amount was $8.3 million and $3.8 million, respectively, and unfunded commitments were $5.8 million and $2.9 million, respectively, at December 31, 2024 and 2023. The recorded investment amount is included in Other Assets and unfunded commitment is included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. As components of Income Tax Expense on the Consolidated Statement of Income, the Company recognized $572 thousand, $451 thousand and $343 thousand in amortization expense, respectively, partially offset by federal tax credits and other benefits of $757 thousand, $674 thousand and $336 thousand, respectively, for the years ended December 31, 2024, 2023 and 2022. The Company determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recorded for the years ended December 31, 2024 and 2023.
Investment in Private Equity
The Company has invested $1.0 million in a limited partnership that operates as a private investment partnership, which invests primarily in companies in the financial services industry, predominantly in U.S. publicly-traded securities of bank holding companies, banks, thrifts, and, to a lesser extent, other financial services companies, including, but not limited to, asset managers, finance companies, mortgage companies, insurance companies and credit. The Company does not have significant influence over its operation. The Company accounts for this investment using the cost method and recorded the investment in Other Assets on the Consolidated Balance Sheet.
Earnings Per Common Share
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
Operating Segment
While the Chief Operating Decision Maker (“CODM”) monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. The CODM evaluates the company's performance and allocates resources on a consolidated basis. The CODM reviews financial performance across all products and geographies as part of the integrated operations. The Bank disaggregates financial information into meaningful categories to provide additional insights into its operations while maintaining alignment with its single operating segment structure. Accordingly, all of the operations are considered by management to be aggregated in one reportable operating segment. See Note 19 for additional information on the Company’s operating segment.
Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced segment reporting disclosures. This ASU requires that interim disclosures align to the annual disclosure requirements and introduces additional disclosures intended to provide more insight into segment operations. This ASU is effective for fiscal years beginning after December 14, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU effective December 31, 2024. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements, but did result in additional disclosures. See Note 19 for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires public business entities to disclose in the rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for periods for which financial statements have not yet been issued. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosure of income statement expenses for public business entities. This ASU requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$112,439	$—	$112,439
Collateralized mortgage obligations	—	21,237	—	21,237
SBA loan pool securities	—	6,008	—	6,008
Municipal bonds	—	2,420	—	2,420
Corporate bonds	—	4,245	—	4,245
Total securities available-for-sale	—	146,349	—	146,349
Total assets measured at fair value on a recurring basis	$—	$146,349	$—	$146,349
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$104,091	$—	$104,091
Collateralized mortgage obligations	—	24,173	—	24,173
SBA loan pool securities	—	7,450	—	7,450
Municipal bonds	—	3,329	—	3,329
Corporate bonds	—	4,280	—	4,280
Total securities available-for-sale	—	143,323	—	143,323
Total assets measured at fair value on a recurring basis	$—	$143,323	$—	$143,323
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Loans individually evaluated:
Business property	—	—	994	994
Total loans individually evaluated	—	—	994	994
Total assets measured at fair value on a non-recurring basis	$—	$—	$994	$994
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2023
Loans individually evaluated:
Business property	$—	$—	$425	$425
Total loans individually evaluated	—	—	425	425
Total assets measured at fair value on a non-recurring basis	$—	$—	$425	$425
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2024
Loans individually evaluated:
Business property	$994	Fair value of collateral	Selling cost	6%
December 31, 2023
Loans individually evaluated:
Business property	$425	Pending sales agreement	NM	NM

For assets measured at fair value, the following table presents the total net gains (losses), which include charge-offs, recoveries, individual reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Loans individually evaluated:
Commercial and industrial	$(47)	$1,074	$(1,074)
Business property	200	(264)	N/A
Multifamily	(20)	—	N/A
Other real estate owned	—	—	152
Net gains (losses) recognized	$133	$810	$(922)

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Interest-bearing deposits in other financial institutions	$171,692	$171,692	$171,692	$—	$—
Securities available-for-sale	146,349	146,349	—	146,349	—
Loans held-for-sale	6,292	6,783	—	6,783	—
Net loans held-for-investment	2,598,759	2,593,839	—	—	2,593,839
FHLB and other restricted stock	14,042	N/A	N/A	N/A	N/A
Accrued interest receivable	10,466	10,466	139	548	9,779
Financial liabilities:
Deposits	$2,615,791	$2,620,750	$—	$—	$2,620,750
Other short-term borrowings	15,000	15,000		15,000	—
Accrued interest payable	24,407	24,407	—	2	24,405
December 31, 2023
Financial assets:
Interest-bearing deposits in other financial institutions	$215,824	$215,824	$215,824	$—	$—
Securities available-for-sale	143,323	143,323	—	143,323	—
Loans held-for-sale	5,155	5,472	—	5,472	—
Net loans held-for-investment	2,295,919	2,225,573	—	—	2,225,573
FHLB and other restricted stock	12,716	N/A	N/A	N/A	N/A
Accrued interest receivable	9,468	9,468	128	513	8,827
Financial liabilities:
Deposits	$2,351,612	$2,353,465	$—	$—	$2,353,465
FHLB advances	39,000	39,013	—	39,013	—
Accrued interest payable	18,052	18,052	—	192	17,860

Note 3. Investment Securities
The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$123,209	$168	$(10,938)	$112,439
Collateralized mortgage obligations	22,753	1	(1,517)	21,237
SBA loan pool securities	6,328	—	(320)	6,008
Municipal bonds	2,452	—	(32)	2,420
Corporate bonds	5,000	—	(755)	4,245
Total securities available-for-sale	$159,742	$169	$(13,562)	$146,349
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$114,485	$199	$(10,593)	$104,091
Collateralized mortgage obligations	25,611	63	(1,501)	24,173
SBA loan pool securities	7,773	3	(326)	7,450
Municipal bonds	3,306	25	(2)	3,329
Corporate bonds	5,000	—	(720)	4,280
Total securities available-for-sale	$156,175	$290	$(13,142)	$143,323

As of December 31, 2024 and 2023, pledged securities were $72.5 million and $70.9 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $548 thousand and $513 thousand at December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. GSEs, in an amount greater than 10% of shareholder’s equity.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of December 31, 2024. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	82	81
Five to ten years	6,098	5,330
Greater than ten years	1,272	1,254
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pool securities	152,290	139,684
Total	$159,742	$146,349

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$—	$1,040
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated:

	Length of Time That Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$26,250	$(392)	17	$67,640	$(10,546)	109	$93,890	$(10,938)	126
Collateralized mortgage obligations	4,963	(26)	3	13,375	(1,491)	36	18,338	(1,517)	39
SBA loan pool securities	396	(1)	3	5,316	(319)	13	5,712	(320)	16
Municipal bonds	2,050	(32)	6	—	—	—	2,050	(32)	6
Corporate bonds	—	—	—	4,245	(755)	1	4,245	(755)	1
Total securities available-for-sale	$33,659	$(451)	29	$90,576	$(13,111)	159	$124,235	$(13,562)	188
December 31, 2023
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$9,252	$(41)	8	$78,958	$(10,552)	110	$88,210	$(10,593)	118
Collateralized mortgage obligations	5,660	(62)	4	13,919	(1,439)	35	19,579	(1,501)	39
SBA loan pool securities	—	—	—	6,627	(326)	14	6,627	(326)	14
Municipal bonds	81	—	1	362	(2)	1	443	(2)	2
Corporate bonds	—	—	—	4,280	(720)	1	4,280	(720)	1
Total securities available-for-sale	$14,993	$(103)	13	$104,146	$(13,040)	161	$119,139	$(13,142)	174

As of December 31, 2024 and 2023, 95.3% and 94.7%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of December 31, 2024 and 2023.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2024 and 2023. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company recorded no ACL on securities available-for-sale.

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
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

	December 31,
($ in thousands)	2024	2023
Commercial real estate:
Commercial property	$940,931	$855,270
Business property	595,547	558,772
Multifamily	194,220	132,500
Construction	21,854	24,843
Total commercial real estate	1,752,552	1,571,385
Commercial and industrial	472,763	342,002
Consumer:
Residential mortgage	392,456	389,420
Other consumer	11,616	20,645
Total consumer	404,072	410,065
Loans held-for-investment	2,629,387	2,323,452
Allowance for credit losses on loans	(30,628)	(27,533)
Net loans held-for-investment	$2,598,759	$2,295,919

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2024 and 2023 , the Company had $0 and $111 thousand of such loans outstanding, respectively.
During the year ended December 31, 2024, the Company reclassed business property loans of $6.5 million to commercial property loans due to the changes in owner occupancy and primary source of income for repayment, and a commercial and industrial loan of $38.9 million to multifamily loans due to the change in purpose of note from note purchase to property ownership.
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023
Provision for credit losses on loans	$3,488	$497
Reversal for credit losses on off-balance sheet credit exposures	(87)	(629)
Total provision (reversal) for credit losses	$3,401	$(132)

The following table presents the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	(4)	—	—	(45)	—	(83)	(132)
Recoveries	—	9	—	—	1,107	—	43	1,159
Provision (reversal) for credit losses on loans	5,925	(1,911)	51	(16)	(4,663)	1,069	42	497
Balance at December 31, 2023	$12,665	$4,739	$1,441	$135	$6,245	$2,226	$82	$27,533
Charge-offs	—	(104)	(20)	—	(524)	—	(43)	(691)
Recoveries	—	4	—	—	126	—	168	298
Provision (reversal) for credit losses on loans	258	(672)	950	(54)	2,866	280	(140)	3,488
Balance at December 31, 2024	$12,923	$3,967	$2,371	$81	$8,713	$2,506	$67	$30,628

The increase in overall ACL for the year ended December 31, 2024 was primarily due to an increase in loans held-for-investment, partially offset by decreases in quantitative reserves from improvements in the economic forecasts.
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

The following table summarize the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2024 and gross write offs for the year ended December 31, 2024. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Commercial Real Estate:
Commercial property
Pass	$196,454	$142,455	$259,222	$138,837	$76,462	$102,666	$21,031	$385	$937,512
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	131	399	258	—	2,631	—	—	3,419
Doubtful	—	—	—	—	—	—	—	—	—
Total	$196,454	$142,586	$259,621	$139,095	$76,462	$105,297	$21,031	$385	$940,931
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$93,973	$100,337	$95,024	$148,382	$44,239	$95,372	$6,431	$3,750	$587,508
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	—	447	859	—	1,699	—	—	3,005
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93,973	$100,337	$100,505	$149,241	$44,239	$97,071	$6,431	$3,750	$595,547
Year-to-date period gross write offs	$—	$—	$77	$—	$—	$27	$—	$—	$104
Multifamily
Pass	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Year-to-date period gross write offs	$—	$—	$—	$20	$—	$—	$—	$—	$20
Construction
Pass	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024 (Continued)
Commercial and Industrial
Pass	$46,644	$34,737	$21,700	$7,312	$3,125	$8,044	$347,605	$3,517	$472,684
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8	—	71	—	—	79
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,644	$34,737	$21,700	$7,320	$3,125	$8,115	$347,605	$3,517	$472,763
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$126	$248	$150	$524
Consumer
Residential mortgage
Pass	$37,548	$73,833	$151,922	$73,183	$10,840	$44,727	$—	$—	$392,053
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	403	—	—	403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,548	$73,833	$151,922	$73,183	$10,840	$45,130	$—	$—	$392,456
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$346	$2,914	$4,243	$1,530	$394	$8	$2,157	$—	$11,592
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	23	—	1	—	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346	$2,914	$4,266	$1,530	$395	$8	$2,157	$—	$11,616
Year-to-date period gross write offs	$—	$18	$15	$—	$10	$—	$—	$—	$43
Total loans held-for-investment
Pass	$409,955	$414,885	$585,360	$407,348	$160,811	$253,187	$378,225	$7,652	$2,617,423
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	131	869	1,125	1	4,804	—	—	6,930
Doubtful	—	—	—	—	—	—	—	—	—
Total	$409,955	$415,016	$591,263	$408,473	$160,812	$257,991	$378,225	$7,652	$2,629,387
Year-to-date period gross write offs	$—	$18	$92	$20	$10	$153	$248	$150	$691

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2023. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Commercial Real Estate:
Commercial property
Pass	$154,563	$268,369	$155,817	$83,461	$70,425	$107,879	$8,807	$—	$849,321
Special mention	—	—	484	—	—	2,952	—	—	3,436
Substandard	—	—	—	—	311	2,202	—	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$154,563	$268,369	$156,301	$83,461	$70,736	$113,033	$8,807	$—	$855,270
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$103,364	$103,549	$163,136	$50,362	$69,852	$59,765	$882	$4,327	$555,237
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	452	193	—	2,254	636	—	—	3,535
Doubtful	—	—	—	—	—	—	—	—	—
Total	$103,364	$104,001	$163,329	$50,362	$72,106	$60,401	$882	$4,327	$558,772
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Multifamily
Pass	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,219	$40,618	$42,848	$26,472	$2,419	$5,924	$—	$—	$132,500
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,617	$9,120	$—	$7,500	$3,606	$—	$—	$—	$24,843
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023 (Continued)
Commercial and Industrial
Pass	$77,957	$28,638	$11,950	$4,354	$6,323	$8,327	$198,010	$3,796	$339,355
Special mention	—	—	—	379	314	27	1,000	—	1,720
Substandard	—	—	—	—	142	785	—	—	927
Doubtful	—	—	—	—	—	—	—	—	—
Total	$77,957	$28,638	$11,950	$4,733	$6,779	$9,139	$199,010	$3,796	$342,002
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$45	$—	$—	$45
Consumer
Residential mortgage
Pass	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$79,581	$163,734	$78,499	$11,363	$10,865	$45,378	$—	$—	$389,420
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$4,837	$7,527	$3,275	$1,326	$458	$7	$3,190	$—	$20,620
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	—	10	—	—	—	—	25
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,837	$7,542	$3,275	$1,336	$458	$7	$3,190	$—	$20,645
Year-to-date period gross write offs	$12	$57	$—	$14	$—	$—	$—	$—	$83
Total loans held-for-investment
Pass	$439,138	$621,555	$455,525	$184,838	$163,948	$227,280	$210,889	$8,123	$2,311,296
Special mention	—	—	484	379	314	2,979	1,000	—	5,156
Substandard	—	467	193	10	2,707	3,623	—	—	7,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	$439,138	$622,022	$456,202	$185,227	$166,969	$233,882	$211,889	$8,123	$2,323,452
Year-to-date period gross write offs	$12	$57	$—	$14	$—	$49	$—	$—	$132

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$1,851	$—
Business property	2,336	1,032	38	2,336	38
Total commercial real estate	4,187	1,032	38	4,187	38
Commercial and industrial	79	8	8	79	8
Consumer:
Residential mortgage	403	—	—	403	—
Other consumer	24	24	—	—	—
Total consumer	427	24	—	403	—
Total	$4,693	$1,064	$46	$4,669	$46
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$958	$—
Business property	2,865	689	264	2,865	264
Total commercial real estate	3,823	689	264	3,823	264
Commercial and industrial	68	—	—	68	—
Consumer:
Other consumer	25	25	—	—	—
Total consumer	25	25	—	—	—
Total	$3,916	$714	$264	$3,891	$264

There were no nonaccrual loans guaranteed by a U.S. government agency at December 31, 2024 and 2023.

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

($ in thousands)	Hotel / Motel	Warehouse	Car Wash	Retail	Single Family Residential	Other	Total
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$—	$—	$—	$1,851
Business property	—	—	1,695	606	—	35	2,336
Total commercial real estate	1,851	—	1,695	606	—	35	4,187
Commercial and industrial	11	—	8	—	60	—	79
Consumer:
Residential mortgage	—	—	—	—	403	—	403
Total consumer	—	—	—	—	403	—	403
Total	$1,862	$—	$1,703	$606	$463	$35	$4,669
December 31, 2023
Commercial real estate:
Commercial property	$958	$—	$—	$—	$—	$—	$958
Business property	—	2,137	—	689	—	39	2,865
Total commercial real estate	958	2,137	—	689	—	39	3,823
Commercial and industrial	13	—	—	—	55	—	68
Total	$971	$2,137	$—	$689	$55	$39	$3,891

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
December 31, 2024
Commercial real estate:
Commercial property	$433	$—	$—	$433	$—	$984	$269	$1,253	$1,686
Business property	333	—	—	333	508	—	698	1,206	1,539
Total commercial real estate	766	—	—	766	508	984	967	2,459	3,225
Commercial and industrial	—	—	—	—	—	71	—	71	71
Consumer:
Residential mortgage	3,679	303	—	3,982	—	403	—	403	4,385
Other consumer	154	—	—	154	—	—	24	24	178
Total consumer	3,833	303	—	4,136	—	403	24	427	4,563
Total	$4,599	$303	$—	$4,902	$508	$1,458	$991	$2,957	$7,859
December 31, 2023
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$296	$—	$296	$296
Business property	560	—	—	560	—	39	168	207	767
Total commercial real estate	560	—	—	560	—	335	168	503	1,063
Commercial and industrial	217	—	—	217	—	—	—	—	217
Consumer:
Residential mortgage	604	—	—	604	—	—	—	—	604
Other consumer	13	34	—	47	—	15	3	18	65
Total consumer	617	34	—	651	—	15	3	18	669
Total	$1,394	$34	$—	$1,428	$—	$350	$171	$521	$1,949

Loan Modifications
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
The following tables present loans that the borrowers were both experiencing financial difficulty and modified during the periods indicated by loan segments and modification type:

	Year Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
December 31, 2024
Commercial real estate:
Commercial property	$399	$399	0.1%
Business property	2,204	2,204	0.2%
Total commercial real estate	2,603	2,603	0.1%
Total	$2,603	$2,603	0.1%

The Company had no commitments to lend to the borrowers included in the above table.
There were no loans that were both experiencing financial difficulty and modified during the year ended December 31, 2023.
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period indicates:

Year Ended December 31, 2024
Combination of Other-Than-Insignificant Payment Delay and Term Extension
Commercial property	6-month fixed payment and 6-month term extension
Business property	6-month fixed payment and 6-month term extension

The following table presents the performance of such loans that have been modified in the last 12 months:

($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total Past Due
December 31, 2024
Commercial real estate:
Business property	$508	$—	$664	$1,172
Total commercial real estate	508	—	664	1,172
Total	$508	$—	$664	$1,172

Purchases, Sales, and Transfers
The following table presents a summary of loans that were transferred from loans held-for-investment to loans held-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023
Consumer:
Residential mortgage	$676	$—
Total consumer	676	—
Total	$676	$—

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the years ended December 31, 2024 and 2023.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023
Consumer:
Residential mortgage	$—	$15,741
Total consumer	—	15,741
Total	$—	$15,471

The Company had no sales of loans held-for-investment during the year ended December 31, 2024 and 2023. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2024	2023
Commercial real estate:
Commercial property	$3,307	$—
Business property	713	2,802
Total commercial real estate	4,020	2,802
Commercial and industrial	2,272	2,353
Total	$6,292	$5,155

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

Prior to Adoption of ASC 326
Allowance for Loan Losses
The following table presents the activities in allowance for loan losses by legacy loan segments for the periods indicated:

($ in thousands)	Real Estate	Commercial and Industrial	Consumer	Total
Balance at January 1, 2022	$16,797	$5,310	$274	$22,381
Charge-offs	—	(1,095)	(104)	(1,199)
Recoveries on loans previously charged off	—	61	97	158
Provision (reversal) for loan losses	2,430	1,226	(54)	3,602
Balance at December 31, 2022	$19,227	$5,502	$213	$24,942

Impaired Loans
The following table presents information on the recorded investment in impaired loans by legacy loan segments for the periods indicated:

	Year Ended December 31, 2022
($ in thousands)	Average Recorded Investment	Interest Income
Real estate loans:
Commercial property	$1,540	$21
Residential property	379	—
SBA property	862	15
Commercial and industrial loans:
Commercial lines of credit	1,635	—
SBA commercial term	126	—
Total	$4,542	$36

The following table presents a summary of interest foregone on impaired loans for the periods indicated:

($ in thousands)	Year Ended December 31, 2022
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$297
Less: interest income recognized on impaired loans on a cash basis	(36)
Interest income foregone on impaired loans	$261

Purchases, Sales, and Transfers
The following table presents a summary of loans held-for-investment transferred to loans held-for-sale for the periods indicated:

($ in thousands)	Year Ended December 31, 2022
Real estate loans:
Residential property	$458
Commercial and industrial loans:
Commercial lines of credit	4,000
Total	$4,458

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the year ended December 31, 2022.
The Company had no purchases of loans held-for-investment during the year ended December 31, 2022.
The Company had no sales of loans held-for-investment during the year ended December 31, 2022. When the Company changed its intent to hold loans for investment, the loans are transferred to held-for-sale.

Note 5. Premises and Equipment
The following table presents a composition of premises and equipment as of the dates indicated:

	December 31,
($ in thousands)	2024	2023
Leasehold improvements	$13,131	$10,424
Furniture, fixtures and equipment	4,553	4,375
Computer equipment	3,456	3,359
Computer software	1,947	1,933
Construction in process	463	—
Total premises and equipment	23,550	20,091
Less: accumulated depreciation	(15,270)	(14,092)
Premises and equipment, net	$8,280	$5,999

The Company recognized depreciation expense of $2.3 million, $2.2 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 6. Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Operating lease cost (1)	$3,625	$3,143	$2,752
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,439	3,297	2,960
Right-of-use assets obtained in exchange for lease obligations	973	15,317	2,150

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

	December 31,
($ in thousands)	2024	2023
Operating leases:
Operating lease assets	$17,254	$18,913
Operating lease liabilities	18,671	20,137
Weighted-average remaining lease term	7.8 years	8.3 years
Weighted-average discount rate	4.72%	4.63%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	December 31, 2024
Maturities:
2025	$3,397
2026	3,051
2027	2,665
2028	2,541
2029	2,369
After 2029	9,111
Total lease payment	23,134
Imputed interest	(4,463)
Present value of operating lease liabilities	$18,671

Note 7. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Balance at beginning of year	$2,558	$—	$—
Additions	466	2,558	808
Sales	(3,024)	—	(808)
Net change in valuation allowance	—	—	—
Balance at end of year	$—	$2,558	$—

The following table presents activity in OREO valuation allowance for the periods indicated:

Year Ended December 31,
($ in thousands)	2024	2023	2022
Balance at beginning of year	$—	$—	$—
Additions	—	—	—
Net direct write-downs and removal from sale	—	—	—
Balance at end of year	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net (gain) loss on sales	$(15)	$—	$152
Operating expenses, net of rental income	13	—	(13)
Total	$(2)	$—	$139

The Company did not provide loans to finance the sale of its OREO properties during the years ended December 31, 2024, 2023 or 2022.

Note 8. Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans and commercial and industrial loans. The Company sold loans of $71.1 million, $82.3 million and $122.9 million, respectively, with the servicing rights retained and recognized a net gain on sale of $3.8 million, $3.6 million and $8.0 million, respectively, during the years ended December 31, 2024, 2023 and 2022. Loan servicing income was $3.4 million, $3.3 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	December 31,
	2024				2023
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$42	$5,226	$569	$5,837	$49	$6,135	$482	$6,666
Fair value	$84	$7,750	$894	$8,728	$104	$8,284	$728	$9,116
Discount rates	7.85%	12.14%	15.85%		9.93%	12.30%	15.46%
Prepayment speeds	13.93%	17.82%	13.02%		12.75%	16.71%	13.97%
Weighted average remaining life	23.8 years	20.7 years	7.4 years		19.8 years	21.0 years	7.1 years
Underlying loans being serviced	$9,072	$445,601	$70,909	$525,582	$10,666	$461,300	$60,265	$532,231

The Company maintained custodial escrow accounts of $1.8 million and $148 thousand, respectively, at December 31, 2024 and 2023 for the above sold loans being serviced.
The following table presents activity in servicing assets for the periods indicated:

($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at January 1, 2022	$86	$6,701	$482	$7,269
Additions	—	2,011	202	2,213
Amortization	(22)	(1,881)	(232)	(2,135)
Balance at December 31, 2022	64	6,831	452	7,347
Additions	—	983	219	1,202
Amortization	(15)	(1,679)	(189)	(1,883)
Balance at December 31, 2023	49	6,135	482	6,666
Additions	—	648	287	935
Amortization	(7)	(1,557)	(200)	(1,764)
Balance at December 31, 2024	$42	$5,226	$569	$5,837

Note 9. Deposits
At December 31, 2024 and 2023, total deposits were $2.62 billion and $2.35 billion, respectively, and total interest-bearing deposits were $2.07 billion and $1.76 billion, respectively. The aggregate amount of deposits reclassified as loans, such as overdrafts, was $346 thousand and $126 thousand at December 31, 2024 and 2023, respectively.
Total deposits not covered by deposit insurance were $1.04 billion and $954.6 million, respectively, and total time deposits not covered by deposit insurance were $459.8 million and $408.6 million, respectively, at December 31, 2024 and 2023.
The Company had California State Treasurer’s deposits of $60.0 million and $60.0 million in time deposits of more than $250,000 at December 31, 2024 and 2023, respectively. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2024 and 2023, the Company pledged securities with amortized cost of $72.5 million and $70.9 million, respectively, for the California State Treasurer’s deposits. At December 31, 2024 and 2023, the Company had brokered deposits of $442.3 million and $303.7 million, respectively.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $6.0 million and $3.7 million at December 31, 2024 and 2023, respectively.
The following table presents scheduled maturities of time deposits as of the date indicated:

	December 31,
($ in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Time deposits of $250,000 or less	$933,595	$1,870	$279	$151	$32	$—	$935,927
Time deposits of more than $250,000	663,174	1,950	—	—	—	—	665,124
Total time deposits	$1,596,769	$3,820	$279	$151	$32	$—	$1,601,051

Note 10. Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had FHLB advances of $0 and $39.0 million at December 31, 2024 and 2023, respectively. FHLB advances as of December 31, 2023 consisted of a term borrowing with a maturity date of February 21, 2024 (term of 92 days).
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Weighted-average interest rate at end of year	—%	5.63%	4.65%
Average interest rate during the year	5.69%	5.51%	2.18%
Average balance	$27,746	$8,189	$5,556
Maximum amount outstanding at any month-end	$50,000	$39,000	$20,000
Balance at end of year	$—	$39,000	$20,000

Advances paid early are subject to a prepayment penalty. At December 31, 2024 and 2023, loans pledged to secure FHLB advances were $977.6 million and $1.04 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $13.9 million and $12.5 million, respectively, at December 31, 2024 and 2023. The Company had additional borrowing capacity of $722.4 million and $603.0 million, respectively, from the FHLB as of December 31, 2024 and 2023.
Federal Reserve Discount Window
The Company had $586.5 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $724.0 million with no outstanding borrowings at December 31, 2024. At December 31, 2023, the Company had $528.9 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $681.8 million with no outstanding borrowings.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company had an overnight borrowing of $15.0 million with an interest rate of 4.65% and unused borrowing capacity of $50.0 million at December 31, 2024. At December 31, 2023, the Company maintained available borrowing capacity of $65.0 million with no overnight borrowing.

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
On January 16, 2025, the Company entered into an Option Agreement with the U.S. Treasury, which grants the Company the option to repurchase the Series C Preferred Stock during the first 15 years following the Company’s issuance of the Series C Preferred Stock. The purchase price for the Preferred Stock under the Option Agreement is based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Option Agreement, together with any accrued and unpaid dividends thereon and could represent a discount from the Series C Preferred Stock’s liquidation amount.
The purchase option may not be exercised during the ECIP Period unless and until the Company meets at least one of the Threshold Conditions: (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s “total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met.
The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $834 thousand for the year ended December 31, 2024.
Common Stock
Stock Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share. On July 25, 2024, the Company announced the amendment of the 2023 stock repurchase program, which extended the program expiration from August 2, 2024 to August 1, 2025. As of December 31, 2024, the Company was authorized to purchase 577,777 additional shares under the 2023 stock repurchase program.
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

Note 12. Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity-based compensation awards including incentive and non-qualified stock options and RSAs. As of December 31, 2024, there were 382,800 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Share-based compensation expense related to:
Stock options	$283	$143	$168
Restricted stock awards	221	345	371
Total share-based compensation expense	$504	$488	$539
Related tax benefits	$119	$112	$113

The following table presents unrecognized share-based compensation expense as of the date indicated:

	December 31, 2024
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$522	2.0 years
Restricted stock awards	2,293	3.7 years
Total unrecognized share-based compensation expense	$2,815	3.4 years

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
The following table presents the weighted-average assumptions used to determine the fair value of options granted for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.89%	4.92%	1.55%
Expected term	6.80 years	6.04 years	6.50 years
Expected stock price volatility	29.45%	28.76%	27.66%
Dividend yield	3.95%	4.79%	2.30%

The following table presents information related to the stock option plan for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022
Intrinsic value of options exercised	$247	$883	$1,225
Cash received from options exercised	$353	$1,350	$840
Tax benefit from options exercised	$14	$103	$46
Weighted-average estimated fair value per share of options granted	$4.15	$3.14	$5.03

The following table represents stock option activity as of and for the period indicated:

	Year Ended December 31, 2024
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of year	614,715	$13.90	5.68 years	$2,788
Granted	5,000	$18.25	10.00 years
Exercised	(34,228)	$10.33	0.82 years
Forfeited	(9,075)	$10.33	1.08 years
Balance at end of year	576,412	$14.20	5.01 years	$3,481
Exercisable at end of year	396,753	$13.42	3.44 years	$2,708

The following table represents information regarding unvested stock options for the period indicated:

	Year Ended December 31, 2024
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	271,000	$15.85
Granted	5,000	$18.25
Vested	(96,341)	$15.81
Balance at end of year	179,659	$15.93

Restricted Stock Awards
The Company also has granted RSAs to certain employees and officers. The RSAs are valued at the closing market price of the Company's stock on the grant date and generally have a three-to five-year vesting period. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, when vested.
The following table represents RSAs activity for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	41,661	$17.53
Granted	101,500	$20.27
Vested	(23,641)	$14.83
Forfeited	(420)	$15.97
Outstanding at end of period	119,100	$20.40

Note 13. Employee Benefit Plans
The Company has adopted a defined contribution 401(k) plan for the benefit of its employees. The Company matches 75% of an employee’s contribution up to 8% of the employee’s salary each year. The Board of Directors may make a discretionary contribution to the plan annually. The Company’s contribution to the plan was $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 14. Income Taxes
The following table presents the components of income tax expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Current:
Federal	$12,213	$5,506	$769
State	6,242	2,948	1,475
Total current income tax expense	18,455	8,454	2,244
Deferred:
Federal	(5,250)	2,489	8,434
State	(2,729)	1,614	3,738
Total deferred income tax expense (benefit)	(7,979)	4,103	12,172
Total	$10,476	$12,557	$14,416

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal tax benefit	7.65%	8.33%	8.34%
Provision-to-return adjustment	0.76%	0.10%	(0.01)%
Nondeductible meals and parking	0.25%	0.23%	0.13%
Section 162(m) of the Internal Revenue Code	0.20%	0.11%	0.05%
Share-based compensation	0.06%	0.05%	0.07%
Bank-owned life insurance	(0.55)%	(0.36)%	(0.30)%
Qualified affordable housing projects	(0.51)%	(0.41)%	0.06%
Other items, net	0.01%	(0.02)%	(0.16)%
Effective income tax rate	28.87%	29.03%	29.18%

The following table presents the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets as of the dates indicated:

	December 31,
($ in thousands)	2024	2023
Deferred tax assets:
ACL on loans	$8,987	$8,105
Share-based compensation	204	199
Unrealized loss on investment securities	3,930	3,783
Operating lease liabilities	5,478	5,928
State tax benefit	1,329	617
Other	947	931
Total deferred tax assets	20,875	19,563
Deferred tax liabilities:
Depreciation on premises and equipment	1,030	843
Market adjustment on loans per Section 475 of the Internal Revenue Code	6,806	13,872
Deferred loan origination costs	636	75
Operating lease assets	5,063	5,567
Other	91	82
Total deferred tax liabilities	13,626	20,439
Deferred tax assets (liabilities), net	$7,249	$(876)

The Company had no valuation allowance for deferred tax assets as of December 31, 2024 and 2023. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences become deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, and a valuation allowance was not necessary as of December 31, 2024 and 2023.
At December 31, 2024 and 2023, the Company had no unrecognized tax benefits or related accrued interest. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income taxes. The Company does not expect the total amount of unrecognized tax benefit to significantly increase or decrease in the next twelve months.
The Company and the Bank are subject to U.S. federal and various state jurisdictions income tax examinations. As of December 31, 2024, the Company is no longer subject to examination by taxing authorities for tax years before 2021 for federal taxes and before 2020 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been immaterial to the Company’s financial results.
Note 15. Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share)	2024	2023	2022
Basic earnings per share:
Net income available to common shareholders	$24,976	$30,705	$34,987
Less: income allocated to unvested restricted stock	(47)	(95)	(157)
Net income allocated to common stock	$24,929	$30,610	$34,830
Weighted-average total common shares outstanding	14,269,017	14,345,860	14,888,633
Less: weighted-average unvested restricted stock	(26,960)	(44,169)	(66,615)
Weighted-average common shares outstanding, basic	14,242,057	14,301,691	14,822,018
Basic earnings per share	$1.75	$2.14	$2.35
Diluted earnings per share:
Net income allocated to common stock	$24,929	$30,610	$34,830
Weighted-average commons shares outstanding	14,242,057	14,301,691	14,822,018
Diluted effect of stock options	100,304	116,247	243,157
Diluted weighted-average common shares outstanding	14,342,361	14,417,938	15,065,175
Diluted earnings per share	$1.74	$2.12	$2.31

There were 268,000, 286,700, and 65,000 stock options excluded in computing diluted EPS because they were anti-dilutive for years ended December 31, 2024, 2023, and 2022, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
	2024		2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,923	$370,313	$2,808	$347,652
Unfunded loan commitments	—	17,339	4,020	47,038
Standby letters of credit	5,279	1,516	4,638	1,786
Commercial letters of credit	—	—	—	160
Total	$18,202	$389,168	$11,466	$396,636

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As a part of adoption of ASC 326 on January 1, 2023, the Company recorded an initial adjustment to the ACL on off-balance sheet credit exposures of $1.6 million. As of December 31, 2024 and 2023, the Company maintained an ACL on off-balance sheet credit exposures of $1.2 million and $1.3 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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

Note 17. Regulatory Matters
Under the Basel III Capital Rules, the Company and Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of December 31, 2024 and 2023, the Company and the Bank met all capital adequacy requirements to which they are subject. Historically, the Company has operated under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with total consolidated assets of less than $3.0 billion from the Federal Reserve's risk-based- and leverage consolidated capital requirements. Because the Company's total consolidated assets exceeded $3.0 billion as of December 31, 2024, the Company is now subject to the Federal Reserve's consolidated capital requirements separate and in addition to those of the Bank. The Company and the Bank’s capital conservation buffer was 6.94% and 6.92%, respectively, as of December 31, 2024, and 7.73% and 8.07%, respectively, as of December 31, 2023. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$303,423	11.44%	$119,387	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	404,383	15.24%	212,243	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	372,564	14.04%	159,182	6.0%	N/A	N/A
Tier 1 capital (to average assets)	372,564	12.45%	119,666	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$363,786	13.72%	$119,340	4.5%	$172,380	6.5%
Total capital (to risk-weighted assets)	395,606	14.92%	212,160	8.0%	265,200	10.0%
Tier 1 capital (to risk-weighted assets)	363,786	13.72%	159,120	6.0%	212,160	8.0%
Tier 1 capital (to average assets)	363,786	12.16%	119,636	4.0%	149,545	5.0%
December 31, 2023
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$288,174	12.23%	$106,043	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	386,125	16.39%	188,521	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	357,315	15.16%	141,391	6.0%	N/A	N/A
Tier 1 capital (to average assets)	357,315	13.43%	106,423	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$350,038	14.85%	$106,081	4.5%	$153,228	6.5%
Total capital (to risk-weighted assets)	378,849	16.07%	188,588	8.0%	235,735	10.0%
Tier 1 capital (to risk-weighted assets)	350,038	14.85%	141,441	6.0%	188,588	8.0%
Tier 1 capital (to average assets)	350,038	13.16%	106,421	4.0%	133,026	5.0%

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

The Federal Reserve, the FDIC and the CDFPI periodically examine the Company, the Bank and their businesses, including for compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s or the Bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of their operations had become unsatisfactory, or that the Company or the Bank was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s or the Bank’s capital, to restrict growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place the Bank into receivership or conservatorship.
Note 18. Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$108	$107	$90
Account analysis fees	949	951	936
Non-sufficient funds charges	385	328	221
Other deposit related fees	103	89	79
Total service charges and fees on deposits	1,545	1,475	1,326
Debit card fees	340	339	335
Gain (loss) on sale of other real estate owned	15	—	152
Wire transfer fees	626	625	643
Other service charges	248	211	186
Total	$2,774	$2,650	$2,642

Note 19. Segment Information
The Company operates as a single operating segment, the banking segment or the Bank, providing financial services within the U.S. The Bank provides a full range of deposit products, and commercial and residential loans, primarily to individuals, small businesses and commercial clients. All operations are domestic.
The CODM, the Chief Executive Officer, evaluates the performance and allocates resources to the Bank as a whole. The CODM relies on the Executive Management Team, which includes the Chief Financial Officer, Chief Risk Officer, Chief Banking Officer, Chief Credit Officer and others, to provide detailed financial and operational reports. These reports help the CODM assess the performance of the Bank and determine the appropriate allocation of resources. Although the Bank management team provides valuable insights into various functional areas, all significant decisions related to performance evaluation and resource allocation are ultimately made by the CODM in the context of the Bank as a single operating segment.
The CODM evaluates the performance of the Bank based on both financial and non-financial measures. The CODM reviews revenue to evaluate product pricing and net income, including significant expenses, to assess performance and profitability. In conjunction with these measures, the CODM utilizes profitability ratios, EPS, net interest margin, loan and deposit growth, credit quality, capital adequacy, and liquidity as these measure provide additional insight of the Bank's business activities. The CODM also considers non-financial factors such as the Bank’s reputation, regulatory compliance and human resources.
The following table presents financial measures the CODM reviews to allocate recourses to the Bank as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Revenue
Interest income	$180,817	$151,177	$101,751
Interest expense	92,200	62,673	12,119
Net interest income	88,617	88,504	89,632
Gain on sale of loans	3,752	3,570	7,990
Other income	7,341	7,113	6,509
Total revenue	99,710	99,187	104,131
Expenses
Provision (reversal) for credit losses	3,401	(132)	3,602
Salaries and employee benefits	35,661	34,572	33,056
Premises expense	6,865	5,740	4,884
Depreciation expense	2,252	2,184	1,597
Other expense	15,245	13,561	11,589
Total expense	63,424	55,925	54,728
Income before income taxes	36,286	43,262	49,403
Income taxes	10,476	12,557	14,416
Net income	$25,810	$30,705	$34,987

Earnings per share, diluted	$1.74	$2.12	$2.31
Return on average assets	0.90%	1.20%	1.54%
Return on average shareholders' equity	7.26%	9.02%	11.42%
Net interest margin	3.17%	3.57%	4.08%
Loans held-for-investment growth percentage	13.2%	13.6%	18.1%
Total deposits growth percentage	11.2%	14.9%	9.6%
Tier 1 leverage ratio (consolidated)	12.45%	13.43%	14.33%
ACL on loans to loans held-for-investment	1.16%	1.19%	1.22%

Note 20. Condensed Financial Statements for Parent Company
The parent company’s condensed statements of financial condition as of December 31, 2024 and 2023, and the related condensed statements of income and comprehensive income, and condensed statements of cash flows for the years ended December 31, 2024, 2023, and 2022 are presented below:
Condensed Balance Sheets

	December 31,
($ in thousands)	2024	2023
Assets
Cash	$7,803	$7,297
Investment in subsidiary	355,036	341,595
Other assets	1,051	56
Total assets	$363,890	$348,948
Liabilities and Shareholders’ Equity
Other liabilities	$76	$76
Total liabilities	76	76
Total shareholders’ equity	363,814	348,872
Total liabilities and shareholders’ equity	$363,890	$348,948

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Income:
Dividends from subsidiary	$13,275	$18,846	$16,597
Other income	—	6	—
Total income	13,275	18,852	16,597
Expense:
Other expense	1,068	1,014	912
Total expense	1,068	1,014	912
Income before taxes and equity in undistributed subsidiary income	12,207	17,838	15,685
Income tax benefit	(271)	(293)	(265)
Income before equity in undistributed subsidiary income	12,478	18,131	15,950
Equity in undistributed subsidiary income	13,332	12,574	19,037
Net income	25,810	30,705	34,987
Preferred stock dividends	834	—	—
Net income available to common shareholders	$24,976	$30,705	$34,987

Net income	$25,810	$30,705	$34,987
Other comprehensive income (loss), net of tax	(395)	1,587	(10,665)
Comprehensive income	$25,415	$32,292	$24,322

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$25,810	$30,705	$34,987
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(13,332)	(12,574)	(19,037)
Change in other assets	5	5	(6)
Net cash provided by operating activities	12,483	18,136	15,944
Cash flows from investing activities:
Investment in private equity	(1,000)	—	—
Capital contribution to subsidiary	—	—	(69,141)
Net cash used in investing activities	(1,000)	—	(69,141)
Cash flows from financing activities:
Issuance of preferred stock	—	—	69,141
Stock options exercised	353	1,350	840
Restricted stock surrendered due to employee tax liability	(3)	(2)	(8)
Repurchase of common stock	(222)	(8,828)	(6,732)
Stock repurchase excise tax	(62)	—	—
Preferred stock dividends	(772)	—	—
Cash dividends paid on common stock	(10,271)	(9,908)	(8,946)
Net cash used in financing activities	(10,977)	(17,388)	54,295
Net increase in cash and cash equivalents	506	748	1,098
Cash and cash equivalents at beginning of year	7,297	6,549	5,451
Cash and cash equivalents at end of year	$7,803	$7,297	$6,549

Note 21. Subsequent Events
Dividend Declared on Common Stock. On January 29, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share for the first quarter of 2025. The dividend was paid on February 21, 2025, to shareholders of record as of the close of business on February 14, 2025.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, the Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.
Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, issued an audit report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The audit report is presented in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), which will be filed with the SEC not later than April 30, 2025.
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
During the year ended December 31, 2024, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement which will be filed with the SEC not later than April 30, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement which will be filed with the SEC not later than April 30, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement which will be filed with the SEC not later than April 30, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement which will be filed with the SEC not later than April 30, 2025.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements: See Part II - Item 8. Financial Statements and Supplementary Data
(a)(2)    Financial Statement Schedule: All financial statements schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.1	May 23, 2024
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employment Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
10.9	ECIP Securities Purchase Option Agreement between PCB Bancorp and the U.S. Department of the Treasury dated January 16, 2025*
19	Insider Trading Policy*
21.1	Subsidiaries of the Registrant	10-K	001-38621	21.1	March 9, 2023
23.1	Consent of Crowe LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024	10-K	001-38621	97	March 12, 2024
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith
** Furnished herewith
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCB Bancorp

Date:	March 13, 2025	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Henry Kim	Director, President and Chief Executive Officer	March 13, 2025
	Henry Kim	(Principal Executive Officer)

By:	/s/ Timothy Chang	Executive Vice President and Chief Financial Officer	March 13, 2025
	Timothy Chang	(Principal Financial and Accounting Officer)

By:	/s/ Sang Young Lee	Chairman of the Board of Directors	March 13, 2025
Sang Young Lee

By:	/s/ Kijun Ahn	Director	March 13, 2025
Kijun Ahn

By:	/s/ Daniel Cho	Director	March 13, 2025
Daniel Cho

By:	/s/ Haeyoung Cho	Director	March 13, 2025
Haeyoung Cho

By:	/s/ Janice Chung	Director	March 13, 2025
Janice Chung

By:	/s/ Hong Kyun “Daniel” Park	Director	March 13, 2025
Hong Kyun “Daniel” Park

By:	/s/ Don Rhee	Director	March 13, 2025
Don Rhee