Form 10-Q
period 2025-03-31
PCB BANCORP
filed 2025-06-09
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of April 30, 2025, the registrant had outstanding 14,309,232 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
March 31, 2025

Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect current views of PCB Bancorp (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” and “annualized” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our business and industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:
•the effectiveness of our internal control over financial reporting and our ability to remediate any weakness in our internal control over financial reporting;
•our ability to satisfy the lending and other conditions necessary to repurchase our Series C Preferred Stock under our Option Agreement with the U.S. Treasury and to qualify to pay a lower rate of dividends on such preferred stock;
•changes in the value of our Option Agreement with the U.S. Treasury, which may impact our financial results and condition;
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
•a significant portion of our loan portfolio that is comprised of real estate loans;
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
•the effects of sanctions, tariffs and other trade polices of the United States and its global trading partners and trade tensions related to the same;
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•changes in federal tax laws or policies.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, in “Part II, Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q and in other documents that we file with the Securities and Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$28,852	$27,100
Interest-bearing deposits in other financial institutions	185,496	171,692
Total cash and cash equivalents	214,348	198,792
Securities available-for-sale, at fair value (amortized cost of $158,364 and $159,742, respectively, and allowance for credit losses of $0 and $0, respectively, at March 31, 2025 and December 31, 2024)	148,190	146,349
Loans held-for-sale, at lower of cost or fair value	12,101	6,292
Loans held-for-investment, net of deferred fees and costs	2,727,610	2,629,387
Allowance for credit losses on loans	(31,942)	(30,628)
Net loans held-for-investment	2,695,668	2,598,759
Premises and equipment, net	8,420	8,280
Federal Home Loan Bank and other restricted stock, at cost	14,042	14,042
Bank-owned life insurance	32,013	31,766
Deferred tax assets, net	6,736	7,249
Servicing assets	5,631	5,837
Operating lease assets	17,779	17,254
Option derivative	35,778	—
Accrued interest receivable	10,967	10,466
Other assets	17,863	18,885
Total assets	$3,219,536	$3,063,971
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$564,407	$547,853
Savings, NOW and money market accounts	512,739	466,887
Time deposits of $250,000 or less	924,795	935,927
Time deposits of more than $250,000	712,458	665,124
Total deposits	2,714,399	2,615,791
Other short-term borrowings	—	15,000
Federal Home Loan Bank advances	30,000	—
Operating lease liabilities	19,465	18,671
Accrued interest payable and other liabilities	49,030	50,695
Total liabilities	2,812,894	2,700,157
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,387,176 and 14,380,651 shares issued and outstanding, respectively, and included 114,100 and 119,100 shares of unvested restricted stock, respectively, at March 31, 2025 and December 31, 2024	178,934	143,195
Retained earnings	165,611	160,797
Accumulated other comprehensive loss, net	(7,044)	(9,319)
Total shareholders’ equity	406,642	363,814
Total liabilities and shareholders’ equity	$3,219,536	$3,063,971

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$43,026	$39,251
Tax-exempt investment securities	22	28
Taxable investment securities	1,386	1,218
Other interest-earning assets	2,458	3,058
Total interest income	46,892	43,555
Interest expense:
Deposits	22,564	21,967
Borrowings	45	589
Total interest expense	22,609	22,556
Net interest income	24,283	20,999
Provision for credit losses	1,598	1,090
Net interest income after provision for credit losses	22,685	19,909
Noninterest income:
Service charges and fees on deposits	372	378
Loan servicing income	725	919
Bank-owned life insurance income	247	228
Gain on sale of loans	887	1,078
Other income	349	342
Total noninterest income	2,580	2,945
Noninterest expense:
Salaries and employee benefits	9,075	9,218
Occupancy and equipment	2,289	2,358
Professional fees	628	1,084
Marketing and business promotion	243	319
Data processing	333	402
Director fees and expenses	226	232
Regulatory assessments	344	298
Other expense	1,336	2,441
Total noninterest expense	14,474	16,352
Income before income taxes	10,791	6,502
Income tax expense	3,056	1,817
Net income	7,735	4,685
Preferred stock dividends	40	—
Net income available to common shareholders	$7,695	$4,685

Earnings per common share, basic	$0.53	$0.33
Earnings per common share, diluted	$0.53	$0.33

Weighted-average common shares outstanding, basic	14,272,267	14,235,419
Weighted-average common shares outstanding, diluted	14,403,769	14,330,204

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$7,735	$4,685
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	3,219	(1,627)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(944)	472
Total other comprehensive income (loss), net of tax	2,275	(1,155)
Total comprehensive income	$10,010	$3,530

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	69,141	14,260,440	$69,141	$142,563	$146,092	$(8,924)	$348,872
Comprehensive income (loss)
Net income	—	—	—	—	4,685	—	4,685
Other comprehensive loss, net of tax	—	—	—	—	—	(1,155)	(1,155)
Share-based compensation expense	—	—	—	136	—	—	136
Stock options exercised	—	3,351	—	35	—	—	35
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,568)	—	(2,568)
Balance at March 31, 2024	69,141	14,263,791	$69,141	$142,734	$148,209	$(10,079)	$350,005

Balance at January 1, 2025	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814
Comprehensive income
Net income	—	—	—	—	7,735	—	7,735
Other comprehensive income, net of tax	—	—	—	—	—	2,275	2,275
Recognition of option derivative	—	—	—	35,778	—	—	35,778
Repurchase of common stock	—	(50,676)	—	(953)	—	—	(953)
Share-based compensation expense	—	—	—	230	—	—	230
Stock options exercised	—	57,201	—	684	—	—	684
Preferred stock dividends	—	—	—	—	(40)	—	(40)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(2,881)	—	(2,881)
Balance at March 31, 2025	69,141	14,387,176	$69,141	$178,934	$165,611	$(7,044)	$406,642

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$7,735	$4,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	564	551
Net amortization of premiums on securities	31	41
Net accretion of discounts on loans	(872)	(573)
Net accretion of deferred loan fees	(266)	(334)
Amortization of servicing assets	549	374
Provision for credit losses	1,598	1,090
Bank-owned life insurance income	(247)	(228)
Deferred tax benefit	(431)	(138)
Stock-based compensation	230	136
Gain on sale of loans	(887)	(1,078)
Originations of loans held-for-sale	(22,458)	(19,075)
Proceeds from sales of and principal collected on loans held-for-sale	17,593	22,400
Change in accrued interest receivable and other assets	754	(2,117)
Change in accrued interest payable and other liabilities	(1,545)	2,512
Net cash provided by operating activities	2,348	8,246
Cash flows from investing activities
Purchase of securities available-for-sale	(2,971)	—
Proceeds from maturities and paydowns of securities available-for-sale	4,318	3,485
Net change in loans held-for-investment	(97,762)	(74,328)
Proceeds from sale of other real estate owned	—	2,571
Purchases of premises and equipment	(749)	(2,220)
Net cash used in investing activities	(97,164)	(70,492)
Cash flows from financing activities
Net change in deposits	98,608	51,228
Net change in short-term Federal Home Loan Bank advances and other borrowings	15,000	—
Proceeds from long-term Federal Home Loan Bank advances	—	50,000
Repayment of long-term Federal Home Loan Bank advances	—	(39,000)
Stock options exercised	684	35
Repurchase of common stock	(953)	—
Cash dividends paid on preferred stock	(86)	—
Cash dividends paid on common stock	(2,881)	(2,568)
Net cash provided by financing activities	110,372	59,695
Net increase (decrease) in cash and cash equivalents	15,556	(2,551)
Cash and cash equivalents at beginning of period	198,792	242,342
Cash and cash equivalents at end of period	$214,348	$239,791

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Interest paid	$25,659	$23,866
Income taxes paid	30	14
Supplemental disclosures of non-cash investment activities:
Right of use assets obtained in exchange for lease obligations	$1,345	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. As of March 31, 2025, the Bank operated nine full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), and two full-service branches in Texas (Carrollton and Dallas), and four loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; Atlanta, Georgia; and Bellevue, Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC. The December 31, 2024 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. Other than the disclosed below, the Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
Option Derivative
On January 16, 2025, the Company entered into an Emergency Capital Investment Program (“ECIP”) Securities Purchase Option Agreement (the “Option Agreement”) with the U.S. Treasury, which grants the Company the conditional option to repurchase the outstanding shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The Company evaluated this purchase option in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and determined that this purchase option was a derivative. As no consideration is paid to the U.S. Treasury, who is the existing shareholder, the fair value of option is considered capital contribution and recorded in Common Stock on the Consolidated Balance Sheet (Unaudited) in accordance with ASC 505, Equity. Subsequent changes in fair value will be recognized in earnings. The fair value change from January 16, 2025 to March 31, 2025 was deemed immaterial.
See Notes 2 and 9 for additional information regarding valuation methodology and this purchase option.

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
Adopted Accounting Pronouncements
During the three months ended March 31, 2025, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
Recent Accounting Pronouncements Not Yet Adopted
The following recently issued accounting pronouncement applicable to the Company has not yet been adopted:
In December 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public business entities to disclose in the rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for periods for which financial statements have not yet been issued. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
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
Option derivative: The fair value of the option derivative is based on the probability-weighted scenario discounted cash flow method. The model uses inputs such as the hypothetical purchase price of Series C Preferred Stock calculated using the formula set forth in the Option Agreement, expected terms when the Company expects to be able to exercise, dividend rates that determine the purchase price at the time of exercise, discount rate, and probability of exercise. The Company expects to be able to exercise this option between 2029 and 2037, and dividend rates would be range between 0.50% and 2.00%. The Company utilized the predetermined cost of capital on the Option Agreement as a discount rate. The Company also applied redemption probability derived from considering business and regulatory factors for a variety of redemption scenarios. Because the redemption probability, expected terms and dividend rates are subject to management’s judgment, measurement uncertainty is inherent in this valuation. Due to the unobservable nature of redemption probability used in deriving the estimated fair value, the option derivative is classified as Level 3.

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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$114,222	$—	$114,222
Residential collateralized mortgage obligations	—	21,075	—	21,075
SBA loan pool securities	—	5,785	—	5,785
Municipal bonds	—	2,399	—	2,399
Corporate bonds	—	4,709	—	4,709
Total securities available-for-sale	—	148,190	—	148,190
Option derivative	—	—	35,778	35,778
Total assets measured at fair value on a recurring basis	$—	$148,190	$35,778	$183,968
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$112,439	$—	$112,439
Residential collateralized mortgage obligations	—	21,237	—	21,237
SBA loan pool securities	—	6,008	—	6,008
Municipal bonds	—	2,420	—	2,420
Corporate bonds	—	4,245	—	4,245
Total securities available-for-sale	—	146,349	—	146,349
Total assets measured at fair value on a recurring basis	$—	$146,349	$—	$146,349
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2024
Loans individually evaluated:
Business property	$—	$—	$994	$994
Total loans individually evaluated	—	—	994	994
Total assets measured at fair value on a non-recurring basis	$—	$—	$994	$994
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

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

The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Loans individually evaluated:
Business property	$—	$13
Net gains recognized	$—	$13

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Interest-bearing deposits in other financial institutions	$185,496	$185,496	$185,496	$—	$—
Securities available-for-sale	148,190	148,190	—	148,190	—
Loans held-for-sale	12,101	12,982	—	12,982	—
Net loans held-for-investment	2,695,668	2,690,704	—	—	2,690,704
Federal Home Loan Bank (“FHLB”) and other restricted stock	14,042	N/A	N/A	N/A	N/A
Accrued interest receivable	10,967	10,967	310	502	10,155
Financial liabilities:
Deposits	$2,714,399	$2,724,924	$—	$—	$2,724,924
FHLB advances	30,000	30,000	—	30,000	—
Accrued interest payable	21,357	21,357	—	4	21,353
December 31, 2024
Financial assets:
Interest-bearing deposits in other financial institutions	$171,692	$171,692	$171,692	$—	$—
Securities available-for-sale	146,349	146,349	—	146,349	—
Loans held-for-sale	6,292	6,783	—	6,783	—
Net loans held-for-investment	2,598,759	2,593,839	—	—	2,593,839
FHLB and other restricted stock	14,042	N/A	N/A	N/A	N/A
Accrued interest receivable	10,466	10,466	139	548	9,779
Financial liabilities:
Deposits	$2,615,791	$2,620,750	$—	$—	$2,620,750
Other short-term borrowings	15,000	15,000	—	15,000	—
Accrued interest payable	24,407	24,407	—	2	24,405

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$122,801	$470	$(9,049)	$114,222
Residential collateralized mortgage obligations	22,084	63	(1,072)	21,075
SBA loan pool securities	6,024	—	(239)	5,785
Municipal bonds	2,455	—	(56)	2,399
Corporate bonds	5,000	—	(291)	4,709
Total securities available-for-sale	$158,364	$533	$(10,707)	$148,190
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$123,209	$168	$(10,938)	$112,439
Residential collateralized mortgage obligations	22,753	1	(1,517)	21,237
SBA loan pool securities	6,328	—	(320)	6,008
Municipal bonds	2,452	—	(32)	2,420
Corporate bonds	5,000	—	(755)	4,245
Total securities available-for-sale	$159,742	$169	$(13,562)	$146,349

As of March 31, 2025 and December 31, 2024, pledged securities were $75.4 million and $72.5 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $503 thousand and $548 thousand at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. government sponsored enterprise, in an amount greater than 10% of shareholders’ equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2025
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	83	82
Five to ten years	6,099	5,786
Greater than ten years	1,273	1,240
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	150,909	141,082
Total	$158,364	$148,190

The Company had no proceeds from sales and calls of securities available-for-sale for the three months ended March 31, 2025 or 2024.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$12,458	$(89)	9	$67,172	$(8,960)	110	$79,630	$(9,049)	119
Residential collateralized mortgage obligations	3,857	(6)	3	12,398	(1,066)	35	16,255	(1,072)	38
SBA loan pool securities	399	(1)	4	5,158	(238)	13	5,557	(239)	17
Municipal bonds	2,399	(56)	7	—	—	—	2,399	(56)	7
Corporate bonds	—	—	—	4,709	(291)	1	4,709	(291)	1
Total securities available-for-sale	$19,113	$(152)	23	$89,437	$(10,555)	159	$108,550	$(10,707)	182
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$26,250	$(392)	17	$67,640	$(10,546)	109	$93,890	$(10,938)	126
Residential collateralized mortgage obligations	4,963	(26)	3	13,375	(1,491)	36	18,338	(1,517)	39
SBA loan pool securities	396	(1)	3	5,316	(319)	13	5,712	(320)	16
Municipal bonds	2,050	(32)	6	—	—	—	2,050	(32)	6
Corporate bonds	—	—	—	4,245	(755)	1	4,245	(755)	1
Total securities available-for-sale	$33,659	$(451)	29	$90,576	$(13,111)	159	$124,235	$(13,562)	188

As of March 31, 2025 and December 31, 2024, 95.3% and 95.3%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of March 31, 2025 and December 31, 2024.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2025 and December 31, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
Commercial real estate:
Commercial property	$965,302	$940,931
Business property	618,771	595,547
Multifamily	207,096	194,220
Construction	23,978	21,854
Total commercial real estate	1,815,147	1,752,552
Commercial and industrial	494,697	472,763
Consumer:
Residential mortgage	406,774	392,456
Other consumer	10,992	11,616
Total consumer	417,766	404,072
Loans held-for-investment	2,727,610	2,629,387
Allowance for credit losses on loans	(31,942)	(30,628)
Net loans held-for-investment	$2,695,668	$2,598,759

In the ordinary course of business, the Company may grant loans to certain of its officers and directors, and the companies with which they are associated. As of March 31, 2025 and December 31, 2024, the Company had no such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision for credit losses for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Provision for credit losses on loans	$1,591	$922
Provision for credit losses on off-balance sheet credit exposures	7	168
Total provision for credit losses	$1,598	$1,090

The following tables present the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2025	$12,923	$3,967	$2,371	$81	$8,713	$2,506	$67	$30,628
Charge-offs	—	—	—	—	(351)	—	(2)	(353)
Recoveries	—	1	—	—	71	—	4	76
Provision (reversal) for credit losses on loans	(868)	224	272	(35)	1,148	873	(23)	1,591
Balance at March 31, 2025	$12,055	$4,192	$2,643	$46	$9,581	$3,379	$46	$31,942

Balance at January 1, 2024	$12,665	$4,739	$1,441	$135	$6,245	$2,226	$82	$27,533
Charge-offs	—	—	—	—	(155)	—	(30)	(185)
Recoveries	—	2	—	—	9	—	51	62
Provision (reversal) for credit losses on loans	(546)	73	(126)	(26)	1,489	108	(50)	922
Balance at March 31, 2024	$12,119	$4,814	$1,315	$109	$7,588	$2,334	$53	$28,332

The increase in overall ACL for the three months ended March 31, 2025 was primarily due to increases in loans held-for-investment, net charge-offs, and quantitatively measured loss reserves, partially offset by the decreases in maximum loss rate used for qualitative factor reserves and reserves on individually evaluated loans.

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

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of March 31, 2025 and gross write offs for the three months ended March 31, 2025. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
March 31, 2025
Commercial Real Estate:
Commercial property
Pass	$71,294	$192,738	$141,854	$256,925	$121,904	$156,067	$21,039	$384	$962,205
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	129	387	251	2,330	—	—	3,097
Doubtful	—	—	—	—	—	—	—	—	—
Total	$71,294	$192,738	$141,983	$257,312	$122,155	$158,397	$21,039	$384	$965,302
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$49,572	$92,440	$99,723	$93,244	$146,812	$118,595	$6,521	$4,896	$611,803
Special mention	—	—	—	5,010	—	—	—	—	5,010
Substandard	—	—	—	446	862	650	—	—	1,958
Doubtful	—	—	—	—	—	—	—	—	—
Total	$49,572	$92,440	$99,723	$98,700	$147,674	$119,245	$6,521	$4,896	$618,771
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$18,121	$30,707	$52,981	$39,666	$37,845	$26,776	$1,000	$—	$207,096
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,121	$30,707	$52,981	$39,666	$37,845	$26,776	$1,000	$—	$207,096
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$1,342	$8,436	$14,200	$—	$—	$—	$—	$23,978
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$1,342	$8,436	$14,200	$—	$—	$—	$—	$23,978
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
March 31, 2025 (Continued)
Commercial and Industrial
Pass	$4,144	$44,923	$31,856	$20,622	$6,768	$9,032	$373,865	$3,421	$494,631
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	66	—	—	66
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,144	$44,923	$31,856	$20,622	$6,768	$9,098	$373,865	$3,421	$494,697
Year-to-date period gross write offs	$—	$—	$80	$—	$149	$122	$—	$—	$351
Consumer
Residential mortgage
Pass	$27,812	$34,603	$68,011	$147,789	$71,736	$53,670	$—	$—	$403,621
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,466	—	—	687	—	—	3,153
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,812	$34,603	$70,477	$147,789	$71,736	$54,357	$—	$—	$406,774
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$101	$—	$2,565	$3,596	$1,187	$250	$3,287	$—	$10,986
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	6	—	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—	—
Total	$101	$—	$2,565	$3,602	$1,187	$250	$3,287	$—	$10,992
Year-to-date period gross write offs	$—	$—	$1	$—	$1	$—	$—	$—	$2
Total loans held-for-investment
Pass	$171,044	$396,753	$405,426	$576,042	$386,252	$364,390	$405,712	$8,701	$2,714,320
Special mention	—	—	—	5,010	—	—	—	—	5,010
Substandard	—	—	2,595	839	1,113	3,733	—	—	8,280
Doubtful	—	—	—	—	—	—	—	—	—
Total	$171,044	$396,753	$408,021	$581,891	$387,365	$368,123	$405,712	$8,701	$2,727,610
Year-to-date period gross write offs	$—	$—	$81	$—	$150	$122	$—	$—	$353

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2024. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Commercial Real Estate:
Commercial property
Pass	$196,454	$142,455	$259,222	$138,837	$76,462	$102,666	$21,031	$385	$937,512
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	131	399	258	—	2,631	—	—	3,419
Doubtful	—	—	—	—	—	—	—	—	—
Total	$196,454	$142,586	$259,621	$139,095	$76,462	$105,297	$21,031	$385	$940,931
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$93,973	$100,337	$95,024	$148,382	$44,239	$95,372	$6,431	$3,750	$587,508
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	—	447	859	—	1,699	—	—	3,005
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93,973	$100,337	$100,505	$149,241	$44,239	$97,071	$6,431	$3,750	$595,547
Year-to-date period gross write offs	$—	$—	$77	$—	$—	$27	$—	$—	$104
Multifamily
Pass	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Year-to-date period gross write offs	$—	$—	$—	$20	$—	$—	$—	$—	$20
Construction
Pass	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024 (Continued)
Commercial and Industrial
Pass	$46,644	$34,737	$21,700	$7,312	$3,125	$8,044	$347,605	$3,517	$472,684
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8	—	71	—	—	79
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,644	$34,737	$21,700	$7,320	$3,125	$8,115	$347,605	$3,517	$472,763
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$126	$248	$150	$524
Consumer
Residential mortgage
Pass	$37,548	$73,833	$151,922	$73,183	$10,840	$44,727	$—	$—	$392,053
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	403	—	—	403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,548	$73,833	$151,922	$73,183	$10,840	$45,130	$—	$—	$392,456
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$346	$2,914	$4,243	$1,530	$394	$8	$2,157	$—	$11,592
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	23	—	1	—	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346	$2,914	$4,266	$1,530	$395	$8	$2,157	$—	$11,616
Year-to-date period gross write offs	$—	$18	$15	$—	$10	$—	$—	$—	$43
Total loans held-for-investment
Pass	$409,955	$414,885	$585,360	$407,348	$160,811	$253,187	$378,225	$7,652	$2,617,423
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	131	869	1,125	1	4,804	—	—	6,930
Doubtful	—	—	—	—	—	—	—	—	—
Total	$409,955	$415,016	$591,263	$408,473	$160,812	$257,991	$378,225	$7,652	$2,629,387
Year-to-date period gross write offs	$—	$18	$92	$20	$10	$153	$248	$150	$691

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
March 31, 2025
Commercial real estate:
Commercial property	$1,538	$—	$—	$1,538	$—
Business property	1,485	—	—	1,485	—
Total commercial real estate	3,023	—	—	3,023	—
Commercial and industrial	66	—	—	66	—
Consumer:
Residential mortgage	3,153	—	—	3,153	—
Other consumer	6	6	—	—	—
Total consumer	3,159	6	—	3,153	—
Total	$6,248	$6	$—	$6,242	$—
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$1,851	$—
Business property	2,336	1,032	38	2,336	38
Total commercial real estate	4,187	1,032	38	4,187	38
Commercial and industrial	79	8	8	79	8
Consumer:
Residential mortgage	403	—	—	403	—
Other consumer	24	24	—	—	—
Total consumer	427	24	—	403	—
Total	$4,693	$1,064	$46	$4,669	$46

There were no nonaccrual loans guaranteed by a U.S. government agency at March 31, 2025 and December 31, 2024.

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

($ in thousands)	Hotel / Motel	Restaurant	Car Wash	Retail	Single Family Residential	Other	Total
March 31, 2025
Commercial real estate:
Commercial property	$1,538	$—	$—	$—	$—	$—	$1,538
Business property	—	196	666	589	—	34	1,485
Total commercial real estate	1,538	196	666	589	—	34	3,023
Commercial and industrial	10	—	—	—	56	—	66
Consumer:
Residential mortgage	—	—	—	—	3,153	—	3,153
Total consumer	—	—	—	—	3,153	—	3,153
Total	$1,548	$196	$666	$589	$3,209	$34	$6,242
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$—	$—	$—	$1,851
Business property	—	—	1,695	606	—	35	2,336
Total commercial real estate	1,851	—	1,695	606	—	35	4,187
Commercial and industrial	11	—	8	—	60	—	79
Consumer:
Residential mortgage	—	—	—	—	403	—	403
Total consumer	—	—	—	—	403	—	403
Total	$1,862	$—	$1,703	$606	$463	$35	$4,669

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
March 31, 2025
Commercial real estate:
Commercial property	$435	$—	$—	$435	$957	$—	$—	$957	$1,392
Business property	1,549	—	—	1,549	690	—	701	1,391	2,940
Total commercial real estate	1,984	—	—	1,984	1,647	—	701	2,348	4,332
Commercial and industrial	241	58	—	299	50	—	16	66	365
Consumer:
Residential mortgage	2,989	—	—	2,989	—	—	2,862	2,862	5,851
Other consumer	22	43	—	65	—	—	—	—	65
Total consumer	3,011	43	—	3,054	—	—	2,862	2,862	5,916
Total	$5,236	$101	$—	$5,337	$1,697	$—	$3,579	$5,276	$10,613
December 31, 2024
Commercial real estate:
Commercial property	$433	$—	$—	$433	$—	$984	$269	$1,253	$1,686
Business property	333	—	—	333	508	—	698	1,206	1,539
Total commercial real estate	766	—	—	766	508	984	967	2,459	3,225
Commercial and industrial	—	—	—	—	—	71	—	71	71
Consumer:
Residential mortgage	3,679	303	—	3,982	—	403	—	403	4,385
Other consumer	154	—	—	154	—	—	24	24	178
Total consumer	3,833	303	—	4,136	—	403	24	427	4,563
Total	$4,599	$303	$—	$4,902	$508	$1,458	$991	$2,957	$7,859

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
There were no loans that the borrowers were both experiencing financial difficulty and modified for the three months ended March 31, 2025. The following tables present loans that the borrowers were both experiencing financial difficulty and modified during the period indicated by loan segments and modification type:

	Three Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
March 31, 2024
Commercial and industrial	$45	$45	0.1%
Total	$45	$45	0.1%

The Company had no commitments to lend to any borrower included in the above table.
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicates:

Three Months Ended
Combination of Other-Than-Insignificant Payment Delay and Term Extension
March 31, 2024
Commercial and industrial	6-month interest-only payment and 6-month term extension

The following table presents the performance of loans that the borrowers were both experiencing financial difficulty and modified in the last 12 months:

($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total
March 31, 2025
Commercial real estate:
Business property	$495	$—	$666	$1,161
Total commercial real estate	495	—	666	1,161
Total	$495	$—	$666	$1,161
December 31, 2024
Commercial real estate:
Business property	$508	$—	$664	$1,172
Total commercial real estate	508	—	664	1,172
Total	$508	$—	$664	$1,172

Purchases, Sales, and Transfers
The Company had no loans that were transferred from loans held-for-investment to loans held-for-sale during three months ended March 31, 2025 or 2024.
The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during three months ended March 31, 2025 or 2024.
The Company had no purchases of loans held-for-investment during three months ended March 31, 2025 or 2024.

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	March 31, 2025	December 31, 2024
Commercial real estate:
Commercial property	$—	$3,307
Business property	8,436	713
Total commercial real estate	8,436	4,020
Commercial and industrial	3,665	2,272
Total	$12,101	$6,292

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
Note 5. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Balance at beginning of year	$—	$2,558
Additions	—	—
Sales	—	(2,558)
Balance at end of year	$—	$—

The following table presents activity in OREO valuation allowance for the periods indicated:

Three Months Ended March 31,
($ in thousands)	2025	2024
Balance at beginning of year	$—	$—
Additions	—	—
Net direct write-downs and removal from sale	—	—
Balance at end of year	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net gain on sales	$—	$(13)
Operating expenses, net of rental income	—	2
Total expenses	$—	$(11)

The Company did not provide loans to finance the sale of its OREO properties during the three months ended March 31, 2024.

Note 6 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $16.6 million and $19.4 million, respectively, with the servicing rights retained and recognized a net gain on sale of $887 thousand and $1.1 million, respectively, during the three months ended March 31, 2025 and 2024. Loan servicing income was $725 thousand and $919 thousand, respectively, for the three months ended March 31, 2025 and 2024.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	March 31, 2025				December 31, 2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$38	$5,084	$509	$5,631	$42	$5,226	$569	$5,837
Fair value	$81	$9,123	$1,018	$10,222	$84	$7,750	$894	$8,728
Discount rate	7.85%	13.50%	13.50%		7.85%	12.14%	15.85%
Prepayment speed	13.85%	16.60%	16.60%		13.93%	17.82%	13.02%
Weighted-average remaining life	22.7 years	20.1 years	7.3 years		23.8 years	20.7 years	7.4 years
Underlying loans being serviced	$8,490	$437,823	$64,614	$510,927	$9,072	$445,601	$70,909	$525,582

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended March 31,
	2025				2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$42	$5,226	$569	$5,837	$49	$6,135	$482	$6,666
Additions	—	273	70	343	—	177	75	252
Amortization	(4)	(415)	(130)	(549)	(2)	(327)	(45)	(374)
Balance at end of period	$38	$5,084	$509	$5,631	$47	$5,985	$512	$6,544

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Operating lease cost (1)	$961	$943
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$931	$875
Right of use assets obtained in exchange for lease obligations	$1,345	$—

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
During the three months ended March 31, 2025, the Company recognized an impairment loss of $146 thousand on operating lease assets due to a new sublease contract. The impairment is recorded in Other Expenses on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	March 31, 2025	December 31, 2024
Operating leases:
Operating lease assets	$17,779	$17,254
Operating lease liabilities	$19,465	$18,671
Weighted-average remaining lease term	7.8 years	7.8 years
Weighted-average discount rate	4.77%	4.72%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	March 31, 2025
Maturities:
2025	$2,668
2026	3,216
2027	2,836
2028	2,719
2029	2,553
After 2029	10,147
Total lease payment	24,139
Imputed Interest	(4,674)
Present value of operating lease liabilities	$19,465

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had an overnight FHLB advance of $30.0 million with an interest rate of 4.65% at March 31, 2025. At December 31, 2024, the Company had no FHLB advances. The Company repaid the advance upon maturity.
At March 31, 2025 and December 31, 2024, loans pledged to secure borrowings from the FHLB were $1.11 billion and $977.6 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $13.9 million and $13.9 million at March 31, 2025 and December 31, 2024, respectively. The Company had additional borrowing capacity of $735.7 million and $722.4 million from the FHLB as of March 31, 2025 and December 31, 2024, respectively.
Federal Reserve Discount Window
The Company had $679.0 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $836.5 million with no outstanding borrowings at March 31, 2025. At December 31, 2024, the Company had $586.5 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $724.0 million with no outstanding borrowings.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company maintained available borrowing capacity of $65.0 million and had no borrowings at March 31, 2025. At December 31, 2024, the Company had an overnight borrowing of $15.0 million with an interest rate of 4.65% and unused borrowing capacity of $50.0 million.
Note 9 - Shareholders’ Equity
Series C, Senior Non-Cumulative Perpetual Preferred Stock
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment qualifies as tier 1 capital for purposes of the bank regulatory capital requirements.
The Series C Preferred Stock accrued no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the qualified lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends are payable quarterly in arrears on March 15, June 15, September 15, and December 15.
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
On January 16, 2025, the Company entered into the Option Agreement with the U.S. Treasury, which grants the Company the conditional option to repurchase the Series C Preferred Stock during the first 15 years following the Company’s issuance of the Series C Preferred Stock. The purchase price for the Preferred Stock under the Option Agreement is based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Option Agreement, together with any accrued and unpaid dividends thereon and could represent a discount from the Series C Preferred Stock’s liquidation amount.

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
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company meet all Threshold Conditions as of March 31, 2025:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,869	$12,173	$19,476
Discount	64,272	56,968	49,665

The Company began paying quarterly dividends on the Series C Preferred Stock beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $40 thousand for the three months ended March 31, 2025.
Stock Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023. On July 25, 2024, the Company announced that the term of the stock repurchase program would be to August 1, 2025.
During the three months ended March 31, 2025, the Company repurchased and retired 50,676 shares of common stock at a weighted-average price of $18.80 per share. As of March 31, 2025, the Company was authorized to purchase 527,101 additional shares under the stock repurchase program.

Note 10 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of March 31, 2025, there were 382,800 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Share-based compensation expense related to:
Stock options	$68	$72
Restricted stock awards	162	64
Total share-based compensation expense	$230	$136
Related tax benefits	$61	$34

The following table presents unrecognized share-based compensation expense as of the date indicated:

	March 31, 2025
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$454	1.8 years
Restricted stock awards	2,130	3.5 years
Total unrecognized share-based compensation expense	$2,584	3.2 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended March 31, 2025
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	576,412	$14.20	5.0 years	$3,481
Exercised	(57,201)	$11.96	3.4 years
Outstanding at end of period	519,211	$14.45	4.9 years	$2,213
Exercisable at end of period	347,552	$13.75	3.2 years	$1,725

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended March 31, 2025
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	179,659	$15.93
Vested	(8,000)	$17.40
Outstanding at end of period	171,659	$15.87

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended March 31, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	119,100	$20.40
Vested	(5,000)	$21.96
Outstanding at end of period	114,100	$20.34

Note 11 - Income Taxes
Income tax expense was $3.1 million and $1.8 million, respectively, and the effective tax rate was 28.3% and 27.9%, respectively, for the three months ended March 31, 2025 and 2024.
At March 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of March 31, 2025, the Company is no longer subject to examination by taxing authorities for tax years before 2021 for federal taxes and before 2020 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.
Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended March 31,
($ in thousands, except per share)	2025	2024
Basic earnings per share:
Net income available to common shareholders	$7,695	$4,685
Less: income allocated to unvested restricted stock	(61)	(9)
Net income allocated to common stock	$7,634	$4,676
Weighted-average total common shares outstanding	14,386,422	14,262,235
Less: weighted-average unvested restricted stock	(114,155)	(26,816)
Weighted-average common shares outstanding, basic	14,272,267	14,235,419
Basic earnings per share	$0.53	$0.33
Diluted earnings per share:
Net income allocated to common stock	$7,634	$4,676
Weighted-average common shares outstanding, basic	14,272,267	14,235,419
Diluted effect of stock options	131,502	94,785
Weighted-average common shares outstanding, diluted	14,403,769	14,330,204
Diluted earnings per share	$0.53	$0.33

There were 60,000 and 263,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended March 31, 2025 and 2024, respectively.

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
The Company had the following outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	March 31, 2025		December 31, 2024
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,989	$357,232	$12,923	$370,313
Unfunded loan commitments	—	14,442	—	17,339
Standby letters of credit	5,009	1,786	5,279	1,516
Total	$17,998	$373,460	$18,202	$389,168

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of March 31, 2025 and December 31, 2024, the Company maintained an ACL on off-balance sheet credit exposures of $1.2 million and $1.2 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Company and Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of March 31, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject. Historically, the Company has operated under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with total consolidated assets of less than $3.0 billion from the Federal Reserve's risk-based and leverage consolidated capital requirements. Because the Company's total consolidated assets exceeded $3.0 billion as of December 31, 2024, the Company is now subject to the Federal Reserve's consolidated capital requirements separate in addition to those of the Bank. The Company and the Bank’s capital conservation buffers were 8.02% and 6.63%, respectively, as of March 31, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Adequacy Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$344,037	12.52%	$123,614	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	446,318	16.25%	219,758	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	413,178	15.04%	164,818	6.0%	N/A	N/A
Tier 1 capital (to average assets)	413,178	13.16%	125,571	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$367,564	13.42%	$123,243	4.5%	$178,018	6.5%
Total capital (to risk-weighted assets)	400,704	14.63%	219,099	8.0%	273,874	10.0%
Tier 1 capital (to risk-weighted assets)	367,564	13.42%	164,325	6.0%	219,099	8.0%
Tier 1 capital (to average assets)	367,564	11.82%	124,356	4.0%	155,445	5.0%
December 31, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$303,423	11.44%	$119,387	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	404,383	15.24%	212,243	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	372,564	14.04%	159,182	6.0%	N/A	N/A
Tier 1 capital (to average assets)	372,564	12.45%	119,666	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$363,786	13.72%	$119,340	4.5%	$172,380	6.5%
Total capital (to risk-weighted assets)	395,606	14.92%	212,160	8.0%	265,200	10.0%
Tier 1 capital (to risk-weighted assets)	363,786	13.72%	159,120	6.0%	212,160	8.0%
Tier 1 capital (to average assets)	363,786	12.16%	119,636	4.0%	149,545	5.0%

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$29	$31
Account analysis fees	218	234
Non-sufficient funds charges	100	89
Other deposit related fees	25	24
Total service charges and fees on deposits	372	378
Debit card fees	86	81
Gain on sale of other real estate owned	—	13
Wire transfer fees	153	141
Other service charges	55	58
Total	$666	$671

Note 16 - Segment Information
The Company operates as a single operating segment, the banking segment or the Bank, providing financial services within the U.S. The Bank provides a full range of deposit products, and commercial and residential loans, primarily to individuals, small businesses and commercial clients. All operations are domestic.
The Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, evaluates the performance and allocates resources to the Bank as a whole. The CODM relies on the Executive Management Team, which includes the Chief Financial Officer, Chief Risk Officer, Chief Banking Officer, Chief Credit Officer and others, to provide detailed financial and operational reports. These reports help the CODM assess the performance of the Bank and determine the appropriate allocation of resources. Although the Bank management team provides valuable insights into various functional areas, all significant decisions related to performance evaluation and resource allocation are ultimately made by the CODM in the context of the Bank as a single operating segment.
The CODM evaluates the performance of the Bank based on both financial and non-financial measures. The CODM reviews revenue to evaluate product pricing and net income, including significant expenses, to assess performance and profitability. In conjunction with these measures, the CODM utilizes profitability ratios, EPS, net interest margin, loan and deposit growth, credit quality, capital adequacy, and liquidity as these measures provide additional insight of the Bank's business activities. The CODM also considers non-financial factors such as the Bank’s reputation, regulatory compliance and human resources.
The following table presents financial measures the CODM reviews to allocate recourses to the Bank as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue
Interest income	$46,892	$43,555
Interest expense	22,609	22,556
Net interest income	24,283	20,999
Gain on sale of loans	887	1,078
Other income	1,693	1,867
Total revenue, net of interest expense	26,863	23,944
Expenses
Provision for credit losses	1,598	1,090
Salaries and employee benefits	9,075	9,218
Premises expense	1,725	1,807
Depreciation expense	564	551
Other expense	3,110	4,776
Total expense	16,072	17,442
Income before income taxes	10,791	6,502
Income taxes	3,056	1,817
Net income	$7,735	$4,685

Earnings per share, diluted	$0.53	$0.33
Return on average assets	1.00%	0.67%
Return on average shareholders' equity	7.90%	5.39%
Net interest margin	3.28%	3.10%
Loans held-for-investment growth percentage	3.7%	3.2%
Total deposits growth percentage	3.8%	2.2%
Tier 1 leverage ratio (consolidated)	13.16%	12.73%
ACL on loans to loans held-for-investment	1.17%	1.18%

Note 17 - Subsequent Events
Dividend Declared on Common Stock
On April 23, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on or about May 9, 2025, to shareholders of record as of the close of business on May 16, 2025.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three months ended March 31, 2025. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Allowance for Credit Losses
The Company accounts for credit losses on loans, off-balance sheet credit exposures and securities available-for-sale in accordance with ASC 326, “Financial Instruments - Credit Losses (Topic 326).” Measuring credit losses under the current expected credit losses (“CECL”) framework requires a significant amount of judgment, including the incorporation of reasonable and supportable forecasts about future conditions that may ultimately impact the level of credit losses the Company may recognize. Under the CECL framework, current expected credit losses are recorded on financial assets within the scope of ASC 326 at the time of their origination or acquisition.
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
Within the various economic scenarios considered as of March 31, 2025, the quantitative estimate of the ACL would increase by approximately $19.9 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
Option Derivative
On January 16, 2025, the Company entered into the Option Agreement with the U.S. Treasury, which grants the Company the conditional option to repurchase the Series C Preferred Stock. The Company evaluated this purchase option in accordance with ASC 815, Derivatives and Hedging, and determined that this purchase option was a derivative. As no consideration is paid to the U.S. Treasury, whom is the existing shareholder, the fair value of option is considered capital contribution and recorded in Common Stock on the Consolidated Balance Sheet (Unaudited) in accordance with ASC 505, Equity. Subsequent changes in fair value will be recognized in earnings. The fair value change from January 16, 2025 to March 31, 2025 was deemed immaterial.
The fair value of the option derivative is based on the probability-weighted scenario discounted cash flow method. The model uses inputs such as the hypothetical purchase price of preferred stock calculated using the formula set forth in the Option Agreement, expected terms when the Company expects to be able to exercise, dividend rates that determine the purchase price at the time of exercise, discount rate, and probability of exercise.
For additional information, See Notes 2 and 9 to the Consolidated Financial Statements (Unaudited) included in Item 1 of the Quarterly Report on Form 10-Q for additional information regarding the valuation methodology and this purchase option.

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

	Three Months Ended March 31,
($ in thousands)	2025	2024
Average total shareholders' equity	$397,009	$349,644
Less: average preferred stock	69,141	69,141
Average tangible common equity	$327,868	$280,503
Net income	$7,735	$4,685
Annualized return on average shareholders’ equity	7.90%	5.39%
Net income available to common shareholders	$7,695	$4,685
Annualized return on average tangible common equity	9.52%	6.72%

($ in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Total shareholders' equity	$406,642	$363,814	$350,005
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$337,501	$294,673	$280,864
Outstanding common shares	14,387,176	14,380,651	14,263,791
Book value per common share	$28.26	$25.30	$24.54
Tangible common equity per common share	$23.46	$20.49	$19.69
Total assets	$3,219,536	$3,063,971	$2,854,292
Total shareholders' equity to total assets	12.63%	11.87%	12.26%
Tangible common equity to total assets	10.48%	9.62%	9.84%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2025	2024
Selected balance sheet data:
Cash and cash equivalents	$214,348	$239,791
Securities available-for-sale	148,190	138,170
Loans held-for-sale	12,101	3,256
Loans held-for-investment	2,727,610	2,397,964
ACL on loans	(31,942)	(28,332)
Total assets	3,219,536	2,854,292
Total deposits	2,714,399	2,402,840
Shareholders’ equity	406,642	350,005
Selected income statement data:
Interest income	$46,892	$43,555
Interest expense	22,609	22,556
Net interest income	24,283	20,999
Provision for credit losses	1,598	1,090
Noninterest income	2,580	2,945
Noninterest expense	14,474	16,352
Income before income taxes	10,791	6,502
Income tax expense	3,056	1,817
Net income	7,735	4,685
Preferred stock dividends	40	—
Net income available to common shareholders	7,695	4,685
Per share data:
Earnings per common share, basic	$0.53	$0.33
Earnings per common share, diluted	0.53	0.33
Book value per common share (1)	28.26	24.54
Tangible common equity per common share (9)	23.46	19.69
Cash dividends declared per common share	0.20	0.18
Outstanding share data:
Number of common shares outstanding	14,387,176	14,263,791
Weighted-average common shares outstanding, basic	14,272,267	14,235,419
Weighted-average common shares outstanding, diluted	14,403,769	14,330,204
Selected performance ratios:
Return on average assets (2)	1.00%	0.67%
Return on average shareholders’ equity (2)	7.90%	5.39%
Dividend payout ratio (3)	37.74%	54.55%
Efficiency ratio (4)	53.88%	68.29%
Yield on average interest-earning assets (2)	6.33%	6.42%
Cost of average interest-bearing liabilities (2)	4.28%	4.85%
Net interest spread (2)	2.05%	1.57%
Net interest margin (2), (5)	3.28%	3.10%
Total loans to total deposits ratio (6)	100.93%	99.93%

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2025	2024
Asset quality:
Loans 30 to 89 days past due and still accruing	$5,337	$4,515
Nonperforming loans (7)	6,248	4,940
Nonperforming assets (8)	6,248	4,940
Net charge-offs	277	123
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.20%	0.19%
Nonperforming loans to loans held-for-investment	0.23%	0.21%
Nonperforming loans to ACL on loans	19.56%	17.44%
Nonperforming assets to total assets	0.19%	0.17%
ACL on loans to loans held-for-investment	1.17%	1.18%
ACL on loans to nonperforming loans	511.24%	573.52%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.04%	0.02%
Capital ratios:
Shareholders’ equity to total assets	12.63%	12.26%
Tangible common equity to total assets (9)	10.48%	9.84%
Average shareholders’ equity to average total assets	12.70%	12.44%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	12.52%	11.88%
Total capital (to risk-weighted assets)	16.25%	15.93%
Tier 1 capital (to risk-weighted assets)	15.04%	14.71%
Tier 1 capital (to average assets)	13.16%	12.73%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.42%	14.37%
Total capital (to risk-weighted assets)	14.63%	15.59%
Tier 1 capital (to risk-weighted assets)	13.42%	14.37%
Tier 1 capital (to average assets)	11.82%	12.44%

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

Executive Summary
Q1 2025 Financial Highlights
•The Company recorded an option derivative of $35.8 million.
•Net income available for common shareholders was $7.7 million for the three months ended March 31, 2025, an increase of $3.0 million, or 64.2%, from $4.7 million for the three months ended March 31, 2024;
▪Recorded a provision for credit losses of $1.6 million for the three months ended March 31, 2025 compared with $1.1 million for the three months ended March 31, 2024.
▪ACL on loans to loans held-for-investment ratio was 1.17% at March 31, 2025 compared with 1.16% at December 31, 2024.
•Net interest income was $24.3 million for the three months ended March 31, 2025 compared with $21.0 million for the three months ended March 31, 2024. Net interest margin was 3.28% for the three months ended March 31, 2025 compared with 3.10% for the three months ended March 31, 2024.
•Gain on sale of loans was $887 thousand for the three months ended March 31, 2025 compared with $1.1 million for the three months ended March 31, 2024.
•Total assets were $3.22 billion at March 31, 2025, an increase of $155.6 million, or 5.1%, from $3.06 billion at December 31, 2024;
•Loans held-for-investment were $2.73 billion at March 31, 2025, an increase of $98.2 million, or 3.7%, from $2.63 billion at December 31, 2024; and
•Total deposits were $2.71 billion at March 31, 2025, an increase of $98.6 million, or 3.8%, from $2.62 billion at December 31, 2024.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,649,037	$43,026	6.59%	$2,370,027	$39,251	6.66%
Mortgage backed securities	112,825	1,075	3.86%	101,852	839	3.31%
Collateralized mortgage obligation	21,028	210	4.05%	23,763	254	4.30%
SBA loan pool securities	5,927	54	3.69%	7,317	78	4.29%
Municipal bonds - tax exempt (2)	2,424	22	3.68%	3,300	28	3.41%
Corporate bonds	4,336	47	4.40%	4,227	47	4.47%
Interest-bearing deposits in other financial institutions	195,333	2,148	4.46%	204,286	2,776	5.47%
FHLB and other bank stock	14,042	310	8.95%	12,716	282	8.92%
Total interest-earning assets	3,004,952	46,892	6.33%	2,727,488	43,555	6.42%
Noninterest-earning assets:
Cash and due from banks	24,656			21,365
Allowance for credit losses on loans	(30,676)			(27,577)
Other assets	127,875			88,532
Total noninterest earning assets	121,855			82,320
Total assets	$3,126,807			$2,809,808
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$483,927	4,297	3.60%	$453,801	4,665	4.13%
Savings	5,612	3	0.22%	6,196	4	0.26%
Time deposits	1,650,662	18,264	4.49%	1,367,212	17,298	5.09%
Borrowings	3,933	45	4.64%	42,187	589	5.62%
Total interest-bearing liabilities	2,144,134	22,609	4.28%	1,869,396	22,556	4.85%
Noninterest-bearing liabilities:
Demand deposits	516,630			542,811
Other liabilities	69,034			47,957
Total noninterest-bearing liabilities	585,664			590,768
Total liabilities	2,729,798			2,460,164
Shareholders’ equity	397,009			349,644
Total liabilities and shareholders’ equity	$3,126,807			$2,809,808
Net interest income		$24,283			$20,999
Net interest spread (3)			2.05%			1.57%
Net interest margin (4)			3.28%			3.10%
Cost of deposits			3.44%			3.73%
Cost of funds (5)			3.45%			3.76%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $266 thousand and $334 thousand, respectively, and net accretion of discount on loans of $872 thousand and $573 thousand, respectively, are included in the interest income for the three months ended March 31, 2025 and 2024.
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

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate
Interest earned on:
Total loans	$4,220	$(445)	$3,775
Investment securities	50	112	162
Other interest-earning assets	(112)	(488)	(600)
Total interest income	4,158	(821)	3,337
Interest incurred on:
Savings, NOW, and money market deposits	331	(700)	(369)
Time deposits	3,096	(2,130)	966
Borrowings	(535)	(9)	(544)
Total interest expense	2,892	(2,839)	53
Change in net interest income	$1,266	$2,018	$3,284

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Interest and dividend income:
Loans, including fees	$43,026	$39,251	$3,775	9.6%
Investment securities	1,408	1,246	162	13.0%
Other interest-earning assets	2,458	3,058	(600)	(19.6)%
Total interest income	46,892	43,555	3,337	7.7%
Interest expense:
Deposits	22,564	21,967	597	2.7%
Borrowings	45	589	(544)	NM
Total interest expense	22,609	22,556	53	0.2%
Net interest income	$24,283	$20,999	$3,284	15.6%

Net interest income increased primarily due to a 10.2% increase in average balance of interest-earning assets and a 57 basis point decrease in average cost, partially offset by a 14.7% increase in average balance of interest-bearing liabilities and a 9 basis point decrease in average yield.
Interest and fees on loans increased primarily due to an 11.8% increase in average balance, partially offset by a 7 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates and net amortization of deferred loan fees, partially offset by an increase in net accretion of discount on loans.
Interest on investment securities increased primarily due to a 4.3% increase in average balance and a 33 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the three months ended March 31, 2025 and 2024, the average yield on total investment securities was 3.90% and 3.57%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 3.5% decrease in average balance and a 91 basis point decrease in average yield. The decrease in average yield was primarily due to a decrease in interest rate on cash held at the Federal Reserve Bank. For the three months ended March 31, 2025 and 2024, the average yield on total other interest-earning assets was 4.76% and 5.67%, respectively.

Interest expense on deposits increased primarily due to a 17.1% increase in average balance of interest-bearing deposits, partially offset by a 56 basis point decrease in average cost of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the three months ended March 31, 2025 and 2024, average cost on total interest-bearing deposits was 4.28% and 4.84%, respectively, and average cost on total deposits were 3.44% and 3.73%, respectively.
Interest expense on other borrowings decreased primarily due to a 90.7% decrease in average balance and 98 basis point decrease in average cost.
Provision for Credit Losses
The following tables present a composition of provision for credit losses for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Provision for credit losses on loans	$1,591	$922	$669	72.6%
Provision for credit losses on off-balance sheet credit exposure	7	168	(161)	(95.8)%
Total provision for credit losses	$1,598	$1,090	$508	46.6%

The provision for credit losses for the three months ended March 31, 2025 was primarily due to increases in loans held-for-investment, net charge-offs, and quantitatively measured loss reserves, partially offset by the decreases in maximum loss rate used for qualitative factor reserves and reserves on individually evaluated loans. See further discussion in “Allowance for Credit Losses.”
Noninterest Income
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Service charges and fees on deposits	$372	$378	$(6)	(1.6)%
Loan servicing income	725	919	(194)	(21.1)%
Bank-owned life insurance income	247	228	19	8.3%
Gain on sale of loans	887	1,078	(191)	(17.7)%
Other income	349	342	7	2.0%
Total noninterest income	$2,580	$2,945	$(365)	(12.4)%

Loan servicing income decreased primarily due to a decrease in servicing fee income and an increase in servicing asset amortization. Servicing asset amortization was $549 thousand and $374 thousand, respectively, for the three months ended March 31, 2025 and 2024.
Gain on sale of loans decreased primarily due to decreases in level of premium on SBA loans in the secondary market and sales volume. The Company sold SBA loans of $16.6 million with a gain of $887 thousand during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold SBA loans of $19.4 million with a gain of $1.1 million.
Other income primarily included wire transfer fees of $153 thousand and $141 thousand, respectively, and debit card interchange fees of $86 thousand and $81 thousand, respectively, for the three months ended March 31, 2025 and 2024.

Noninterest Expense
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Salaries and employee benefits	$9,075	$9,218	$(143)	(1.6)%
Occupancy and equipment	2,289	2,358	(69)	(2.9)%
Professional fees	628	1,084	(456)	(42.1)%
Marketing and business promotion	243	319	(76)	(23.8)%
Data processing	333	402	(69)	(17.2)%
Director fees and expenses	226	232	(6)	(2.6)%
Regulatory assessments	344	298	46	15.4%
Other expenses	1,336	2,441	(1,105)	(45.3)%
Total noninterest expense	$14,474	$16,352	$(1,878)	(11.5)%

Salaries and employee benefits decreased primarily due to a decrease in salaries and an increase in direct loan origination cost, which offsets and defers the recognition of salaries and benefits expense, partially offset by an increase in bonus accrual. The number of full-time equivalent employees was 257 at March 31, 2025 compared to 272 at March 31, 2024.
Professional fees decreased primarily due to professional fees incurred during the year-ago quarter related to a core system conversion that was completed in April 2024.
Marketing and business promotion expense decreased primarily due to a decrease in advertisements.
Data processing decreased primarily due to a decreased overall service charges after the core system conversion.
Regulatory assessments increased primarily due to an increase in the balance sheet.
Other expenses included $92 thousand and $94 thousand in loan related expenses, $478 thousand and $515 thousand in office expense, and $183 thousand and $204 thousand in armed guard expense for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company recognized an impairment of operating lease assets of $146 thousand for a sublease contract and contingent liabilities for legal settlements of $183 thousand. During the three months ended March 31, 2024, the Company recognized termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guaranty.
Income Tax Expense
Income tax expense was $3.1 million and $1.8 million, respectively, and the effective tax rate was 28.3% and 27.9%, respectively, for the three months ended March 31, 2025 and 2024.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$122,801	$114,222	$(8,579)	$123,209	$112,439	$(10,770)
Residential collateralized mortgage obligations	22,084	21,075	(1,009)	22,753	21,237	(1,516)
SBA loan pool securities	6,024	5,785	(239)	6,328	6,008	(320)
Municipal bonds	2,455	2,399	(56)	2,452	2,420	(32)
Corporate bonds	5,000	4,709	(291)	5,000	4,245	(755)
Total securities available-for-sale	$158,364	$148,190	$(10,174)	$159,742	$146,349	$(13,393)

Total investment securities were $148.2 million at March 31, 2025, an increase of $1.8 million, or 1.3%, from $146.3 million at December 31, 2024. The increase was primarily due to purchases of $3.0 million and an increase in fair value of securities available-for-sale of $3.2 million, partially offset by principal paydowns of $4.3 million and net premium amortization of $31 thousand.
As of March 31, 2025 and December 31, 2024, 95.3% and 95.3%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of March 31, 2025 and December 31, 2024.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2025 and December 31, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	March 31, 2025
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$18	1.49%	$1,168	1.76%	$6,956	2.08%	$114,659	3.60%	$122,801	3.50%
Residential collateralized mortgage obligations	—	—%	5,080	4.78%	1,523	4.86%	15,481	3.30%	22,084	3.75%
SBA loan pool securities	152	2.61%	1,263	4.34%	1,837	2.54%	2,772	3.56%	6,024	3.39%
Municipal bonds	—	—%	83	2.98%	1,099	3.50%	1,273	3.58%	2,455	3.52%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$170	2.49%	$7,594	4.22%	$16,415	2.99%	$134,185	3.56%	$158,364	3.54%

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
Loans held-for-sale were $12.1 million at March 31, 2025, an increase of $5.8 million, or 92.3%, from $6.3 million at December 31, 2024. The increase was primarily due to new funding of $22.5 million, partially offset by sales of $16.6 million and pay-offs and pay-downs of $45 thousand.
Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$965,302	35.4%	$940,931	35.9%
Business property	618,771	22.7%	595,547	22.6%
Multifamily	207,096	7.6%	194,220	7.4%
Construction	23,978	0.9%	21,854	0.8%
Total commercial real estate	1,815,147	66.6%	1,752,552	66.7%
Commercial and industrial	494,697	18.1%	472,763	18.0%
Consumer:
Residential mortgage	406,774	14.9%	392,456	14.9%
Other consumer	10,992	0.4%	11,616	0.4%
Total consumer	417,766	15.3%	404,072	15.3%
Loans held-for-investment	2,727,610	100.0%	2,629,387	100.0%
Allowance for credit losses on loans	(31,942)		(30,628)
Net loans held-for-investment	$2,695,668		$2,598,759

ACL on loans to loans held-for-investment	1.17%		1.16%

Loans held-for-investment were $2.73 billion at March 31, 2025, an increase of $98.2 million, or 3.7%, from $2.63 billion at December 31, 2024. The increase was primarily due to new funding of term loans of $154.0 million and net increase of lines of credit of $29.3 million, partially offset by pay-downs and pay-offs of term loans of $84.8 million and charge-offs of $353 thousand.

The following table presents activities in ACL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
ACL on loans
Balance at beginning of period	$30,628	$27,533
Charge-offs	(353)	(185)
Recoveries	76	62
Provision for credit losses on loans	1,591	922
Balance at end of period	$31,942	$28,332
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,190	$1,277
Provision for credit losses on off-balance sheet credit exposure	7	168
Balance at end of period	$1,197	$1,445

The increase in ACL for the three months ended March 31, 2025 was primarily due to increases in loans held-for-investment, net charge-off, and quantitatively measured loss reserves, partially offset by the decreases in maximum loss rate used for qualitative factor reserves and reserves on individually evaluated loans.
The increase in the quantitatively measured loss reserve requirement was primarily due to the worsened year-over-year change in real GDP forecast and the increased unemployment rate forecast. The Company utilizes these forecasts published by the Federal Open Market Committee (“FOMC”). The 2025 year-end year-over-year change in forecasted real GDP decreased to 1.7% in the March 2025 FOMC meeting from 2.1% in December 2024. The forecasted year-end national unemployment rate increased to 4.4% in the March 2025 FOMC meeting from 4.3% in December 2024. Overall changes in macroeconomic projections resulted the increases of PD and LGD rates across majority of the loan segments leading to higher overall expected loss measurements.
The decrease in the qualitative adjustment factors was primarily due to credit quality improvements in commercial property loans and the overall decrease in maximums rates used as the high watermark.
Loans individually evaluated for impairment totaled $55.5 million and $52.0 million, respectively, and related reserve totaled $5 thousand and $59 thousand, respectively, at March 31, 2025 and December 31, 2024.
Management believes that the projections used are reasonable and aligns with the Company’s expectation of the economic environment over the next 4 quarters.
The following tables present net charge-offs (recoveries) as a percentage to the average loan held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended March 31,
	2025			2024
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$944,321	$—	—%	$860,145	$—	—%
Business property	613,022	(1)	(0.01)%	573,133	(2)	(0.01)%
Multifamily	198,124	—	—%	134,333	—	—%
Construction	22,574	—	—%	26,790	—	—%
Total commercial real estate	1,778,041	(1)	(0.01)%	1,594,401	(2)	(0.01)%
Commercial and industrial	447,645	280	0.25%	354,966	146	0.16%
Consumer:
Residential mortgage	400,784	—	—%	389,280	—	—%
Other consumer	10,942	(2)	(0.07)%	21,052	(21)	(0.40)%
Total consumer	411,726	(2)	—%	410,332	(21)	(0.02)%
Total	$2,637,412	$277	0.04%	$2,359,699	$123	0.02%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2025	December 31, 2024	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$1,538	$1,851	$(313)	(16.9)%
Business property	1,485	2,336	(851)	(36.4)%
Total commercial real estate	3,023	4,187	(1,164)	(27.8)%
Commercial and industrial	66	79	(13)	(16.5)%
Consumer:
Residential mortgage	3,153	403	2,750	682.4%
Other consumer	6	24	(18)	(75.0)%
Total consumer	3,159	427	2,732	639.8%
Total nonaccrual loans	6,248	4,693	1,555	33.1%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans	6,248	4,693	1,555	33.1%
Nonperforming loans held-for-sale	—	—	—	—%
Total nonperforming loans	6,248	4,693	1,555	33.1%
Other real estate owned	—	—	—	—%
Nonperforming assets	$6,248	$4,693	$1,555	33.1%

Nonaccrual loans to loans held-for-investment	0.23%	0.18%
Nonperforming assets to total assets	0.19%	0.15%
ACL on loans to nonaccrual loans	511.24%	652.63%

The increase in nonaccrual loans held-for-investment was primarily due to loans placed on nonaccrual status of $3.0 million, partially offset by paydowns and payoffs of $1.4 million and charge-offs of $1 thousand during the three months ended March 31, 2025.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $144 thousand would have been recorded during the three months ended March 31, 2025 had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	March 31, 2025	December 31, 2024	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$564,407	$547,853	$16,554	3.0%
Interest-bearing deposits:
Savings	5,185	5,765	(580)	(10.1)%
NOW	15,219	13,761	1,458	10.6%
Retail money market accounts	492,334	447,360	44,974	10.1%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	532,512	493,644	38,868	7.9%
More than $250,000	652,458	605,124	47,334	7.8%
Brokered time deposits	392,283	442,283	(50,000)	(11.3)%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	2,149,992	2,067,938	82,054	4.0%
Total deposits	$2,714,399	$2,615,791	$98,608	3.8%

Estimated total deposits not covered by deposit insurance	$1,125,068	$1,036,451	88,617	8.6%
Estimated time deposits not covered by deposit insurance	$494,907	$459,835	35,072	7.6%

The increase in retail time deposits was primarily due to new accounts of $162.2 million and renewals of the matured accounts of $339.0 million, partially offset by matured and closed accounts of $430.9 million.
As of March 31, 2025 and December 31, 2024, total deposits were comprised of 20.8% and 20.9%, respectively, of noninterest-bearing demand accounts, 18.9% and 17.9%, respectively, of savings, NOW and money market accounts, and 60.3% and 61.2%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $3.9 million and $6.0 million, respectively, at March 31, 2025 and December 31, 2024.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
March 31, 2025
Time deposits of $250,000 or less	$290,719	$158,410	$474,339	$1,327	$924,795
Time deposits of more than $250,000	175,154	187,464	346,895	2,945	712,458
Total	$465,873	$345,874	$821,234	$4,272	$1,637,253
Not covered by deposit insurance	$127,655	$141,848	$223,085	$2,319	$494,907
December 31, 2024
Time deposits of $250,000 or less	$310,662	$286,304	$336,629	$2,332	$935,927
Time deposits of more than $250,000	295,977	138,664	228,533	1,950	665,124
Total	$606,639	$424,968	$565,162	$4,282	$1,601,051
Not covered by deposit insurance	$217,542	$96,493	$144,232	$1,568	$459,835

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $406.6 million at March 31, 2025, an increase of $42.8 million, or 11.8%, from $363.8 million at December 31, 2024. The increase was primarily due to net income of $7.7 million, a recognition of option derivative of $35.8 million as a capital contribution, a decrease in accumulated other comprehensive loss of $2.3 million and proceeds from stock option exercises of $684 thousand, partially offset by dividends declared on common stock of $2.9 million, repurchases of common stock of $953 thousand and preferred stock dividends of $40 thousand.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital adequacy requirements applicable to the Company and the Bank and the minimum capital requirements for the Bank to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
March 31, 2025
Common tier 1 capital (to risk-weighted assets)	12.52%	13.42%	4.5%	6.5%
Total capital (to risk-weighted assets)	16.25%	14.63%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	15.04%	13.42%	6.0%	8.0%
Tier 1 capital (to average assets)	13.16%	11.82%	4.0%	5.0%
December 31, 2024
Common tier 1 capital (to risk-weighted assets)	11.44%	13.72%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.24%	14.92%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.04%	13.72%	6.0%	8.0%
Tier 1 capital (to average assets)	12.45%	12.16%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios adequacy requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffers were 8.02% and 6.63%, respectively, as of March 31, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024.
Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share (“Series C Preferred Stock”) for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment qualifies as tier 1 capital for purposes of the bank regulatory capital requirements.
The Series C Preferred Stock accrued no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the qualified lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends are payable quarterly in arrears on March 15, June 15, September 15, and December 15.
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
On January 16, 2025, the Company entered into the Option Agreement with the U.S. Treasury, which grants the Company the conditional option to repurchase the Series C Preferred Stock during the first 15 years following the Company’s issuance of the Series C Preferred Stock. The purchase price for the Preferred Stock under the Option Agreement is based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Option Agreement, together with any accrued and unpaid dividends thereon and could represent a discount from the Series C Preferred Stock’s liquidation amount.
The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (“the ECIP Period”) unless and until the Company meets at least one of the Threshold Conditions: (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s “total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company meet all Threshold Conditions as of March 31, 2025:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,869	$12,173	$19,476
Discount	64,272	56,968	49,665

The Company began paying quarterly dividends on the Series C Preferred Stock in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $40 thousand for the three months ended March 31, 2025.
Stock Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023. On July 25, 2024, the Company announced that the term of the stock repurchase program would be extended to August 1, 2025.
During the three months ended March 31, 2025, the Company repurchased and retired 50,676 shares of common stock at a weighted-average price of $18.80 per share. As of March 31, 2025, the Company was authorized to purchase 527,101 additional shares under the stock repurchase program.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	March 31, 2025	December 31, 2024	Amount Change	Percentage Change
Cash and cash equivalents	$214,348	$198,792	$15,556	7.8%
Cash and cash equivalents to total assets	6.7%	6.5%
Available borrowing capacity:
FHLB advances	$735,732	$722,439	13,293	1.8%
Federal Reserve Discount Window	679,009	586,525	92,484	15.8%
Overnight federal funds lines	65,000	50,000	15,000	30.0%
Total	$1,479,741	$1,358,964	$120,777	8.9%
Total available borrowing capacity to total assets	46.0%	44.4%

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

	March 31, 2025		December 31, 2024
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,989	$357,232	$12,923	$370,313
Unfunded loan commitments	—	14,442	—	17,339
Standby letters of credit	5,009	1,786	5,279	1,516
Total	$17,998	$373,460	$18,202	$389,168

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
March 31, 2025
Time deposits	$1,632,981	$4,080	$192	$—	$1,637,253
FHLB advances	30,000	—	—	—	30,000
Operating leases	3,514	5,901	5,213	9,511	24,139
Total	$1,666,495	$9,981	$5,405	$9,511	$1,691,392
December 31, 2024
Time deposits	$1,596,769	$4,099	$183	$—	$1,601,051
Other short-term borrowings	15,000	—	—	—	15,000
Operating leases	3,397	5,716	4,910	9,111	23,134
Total	$1,615,166	$9,815	$5,093	$9,111	$1,639,185

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	March 31, 2025		December 31, 2024
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	9.2%	(3.3)%	9.5%	(4.1)%
+100	4.6%	(1.2)%	4.7%	(1.9)%
-100	(6.5)%	(1.4)%	(6.2)%	(1.1)%
-200	(13.4)%	(5.3)%	(12.8)%	(4.5)%

On March 19, 2025, the FOMC maintained the upper range of the Fed Funds Target Rate at 4.50%. Beginning in April, the FOMC will slow the pace of decline in its securities holdings by reducing the monthly redemption cap on Treasury securities from $25 billion to $5 billion. The FOMC will maintain the monthly redemption cap on agency debt and agency mortgage-backed securities at $35 billion. The FOMC remains attentive to the risks to both sides of its dual mandate, and will carefully assess incoming data, the evolving outlook and balance of risks. Their assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. The FOMC is prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of its goals.
As of March 31, 2025, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
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

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management identified a material weakness related to the Company’s internal control over financial reporting and, as a result, concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weakness in the Company’s internal control over financial reporting:
•The Company has not designed and maintained all applicable internal controls to ensure that unusual or infrequent derivative contracts are evaluated for proper accounting treatment and disclosure.
Remediation Plans
Subsequent to the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, management has been developing and implementing a remediation plan to address the material weakness, which may include, among other things, having its disclosure committee discuss and review all new unusual or infrequent derivative or financial contracts each quarter and providing for third party reviews of accounting matters with respect to such transactions that could have a potential impact on the Company’s financial statements.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies for legal claims of $183 thousand at March 31, 2025. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 1A - Risk Factors
Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, other than those additional risks described below. You should carefully consider such risks and the other information in this Quarterly Report on Form 10-Q, any of which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.
The Company has identified a material weakness in its internal control over financial reporting.
As disclosed in “Part II - Item 4. Controls and Procedures,” of this Quarterly Report on Form 10-Q, management has identified a material weakness in the Company’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2025. The Company is working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts may place a burden on management and may result in additional expenses.
The Company cannot assure that additional significant deficiencies or material weaknesses in its internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties the Company experiences in their implementation, could result in additional material weaknesses, cause the Company to fail to meet its periodic SEC reporting obligations or result in material misstatements to its financial statements in future periods, any of which could cause investors or customers to lose confidence in the Company’s reported financial information, a decline in the trading price of the Company’s common stock or a delisting of the Company’s common stock from the Nasdaq Stock Market.
The Company may not qualify to repurchase its Series C Preferred Stock on favorable terms.
On May 24, 2022, the Company sold shares of its Series C Preferred Stock to the U.S. Treasury for the purchase price of $69.1 million under the Emergency Capital Investment Program, or “ECIP.” Under the ECIP program, the Treasury invested in depository institutions that are Community Development Financial Institutions or minority depository institutions (“MDIs”) to encourage lending to small businesses, minority-owned businesses and consumers in low-income and underserved communities.
Under terms of an ECIP Securities Purchase Option Agreement by between the Company and Treasury, if the Company meets certain conditions, the Company or the Company’s qualifying designee may repurchase the Series C Preferred Stock, potentially at a substantial discount (the “Repurchase Option”). To be eligible to exercise the Repurchase Option, the Company must, among other things, meet certain thresholds for “deep impact lending” or “qualified lending” (as defined in the ECIP’s guidelines), comply with the ECIP agreements and rules, continue to qualify as an MDI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The earliest possible date by which the Company could exercise the repurchase options (assuming it meets all required conditions) is June 30, 2026. There can be no assurance that the Company will ever satisfy the lending and other requirements necessary to exercise the Repurchase Option.

Changes in the fair value of the Company’s option to repurchase its Series C Preferred Stock may impact the Company’s operating results and financial condition. The Company carries the fair value of the Repurchase Option as an asset on its balance sheet. The Company’s valuation of the Repurchase Option may fluctuate, possibly significantly, depending on the likelihood that the Company will qualify to exercise the Repurchase Option and changes in the hypothetical repurchase price. Changes in the fair value are measured quarterly and will be recognized in earnings. Therefore, changes in the fair value of the Repurchase Option may affect the Company’s earning, potentially materially. For additional details, see Note 9 to the Company’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2025.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From January 1, 2025 to January 31, 2025	—	$—	—	577,777
From February 1, 2025 to February 28, 2025	—	$—	—	577,777
From March 1, 2025 to March 31, 2025	50,676	$18.80	50,676	527,101
Total	50,676	$18.80	50,676

During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share.
During the three months ended March 31, 2025, the Company repurchased and retired 50,676 shares of common stock at a weighted-average price of $18.80 per share.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended March 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.1	May 23, 2024
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.1C	Third Amendment to Employee Agreement, dated December 28, 2023, among PCB Bancorp, PCB Bank and Henry Kim*
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
10.9	ECIP Securities Purchase Option Agreement between PCB Bancorp and the U.S. Department of the Treasury dated January 16, 2025	10-K	001-38621	10.1	March 13, 2025
19	Insider Trading Policy	10-K	001-38621	10.1	March 13, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024	10-K	001-38621	97	March 12, 2024
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	June 6, 2025	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	June 6, 2025	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)