Form 10-Q/A
period 2025-03-31
PCB BANCORP
filed 2025-07-24
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1
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

EXPLANATORY NOTE
PCB Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on June 9, 2025 to reflect the restatement of the Company’s Consolidated Financial Statements as of and for the quarter ended March 31, 2025 contained in the Original Filing (the “Restatement”). Subsequent to the Original Filing, the management of the Company, after discussions with and among the Audit Committee of the Board of Directors and the Company’s independent registered public accounting firm, Crowe LLP, concluded that the Company’s unaudited consolidated financial statements included in the Original Filing should no longer be relied upon because of an error identified in such financial statements.
Restatement Background
The purpose of this Amendment and the Restatement is to correct the recognition of the fair value of a preferred stock purchase option. On January 16, 2025, the Company entered into an Emergency Capital Investment Program (“ECIP”) Securities Purchase Option Agreement (the “Option Agreement”) with the U.S. Treasury, which grants the Company the conditional option to repurchase the outstanding shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”).
The Company originally evaluated this purchase option under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 505, Equity, and determined that the purchased option requires recognition as an asset at its fair value with changes in fair value recorded in earnings in subsequent reporting periods. Subsequent to the Original Filing, the Company further evaluated the fair value of the purchase option under ASC 820, Fair Value Measurement, and concluded that the fair value is immaterial.
Impact of the Restatement
The Company originally recorded a recognition of this purchase option of $35,778,000 in the Original Filing. The change in valuation for this purchase option resulted in changes in the Consolidated Balance Sheet (Unaudited), Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) and Notes to Consolidated Financial Statements (Unaudited). The impact of this adjustment was a decrease of $35,778,000 in total assets and total shareholders’ equity. Conforming changes reflecting the purchase option’s fair value were also made to the Cautionary Note Regarding Forward-Looking Statements, Management’s Discussion and Analysis and the Risk Factors.
See Note 1 to Consolidated Financial Statement (Unaudited) included in Part I, Item 1 of this Amendment for additional information on the Restatement and the related financial statement effect.
Internal Control Considerations
As disclosed in the Original Filing, in connection with the evaluation of the Option Agreement, the Company concluded that it has a material weakness in the Company’s internal control over financial reporting as of March 31, 2025. Specifically, the Company has not designed and maintained all applicable internal controls to ensure that unusual or infrequent derivative contracts are evaluated for proper accounting treatment and disclosure. See “Part I - Item 4. Controls and Procedures,” of this Quarterly Report on Form 10-Q/A for additional discussion.
Items Amended in this Form 10-Q/A
This Form 10-Q/A presents the Original Filing amended and restated with modifications as necessary to reflect the Restatement. The following items have been amended to reflect the Restatement:
Cautionary Note Regarding Forward-Looking Statements
Part I, Item 1 - Consolidated Financial Statements
Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 1A – Risk Factors
Pursuant to Rule 12b-15 promulgated under the Securities Act of 1934, as amended, this Amendment also contains new currently dated certifications by the Company's principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, other than with respect to the Restatement, and such forward-looking statements should be read in conjunction with the Company's filings with the SEC, including those subsequent to the filing of the Original Filing.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q/A
March 31, 2025

Cautionary Note Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect current views of PCB Bancorp (collectively, with its consolidated subsidiary, the “Company,” “we,” “us” or “our”) with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” and “annualized” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our business and industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•the effects of sanctions, tariffs and other trade policies of the United States and its global trading partners and trade tensions related to the same;
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•changes in federal tax laws or policies.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, in “Part II, Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q/A and in other documents that we file with the SEC. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31, 2025, As Restated	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$28,852	$27,100
Interest-bearing deposits in other financial institutions	185,496	171,692
Total cash and cash equivalents	214,348	198,792
Securities available-for-sale, at fair value (amortized cost of $158,364 and $159,742, respectively, and allowance for credit losses of $0 and $0, respectively, at March 31, 2025 and December 31, 2024)	148,190	146,349
Loans held-for-sale, at lower of cost or fair value	12,101	6,292
Loans held-for-investment, net of deferred fees and costs	2,727,610	2,629,387
Allowance for credit losses on loans	(31,942)	(30,628)
Net loans held-for-investment	2,695,668	2,598,759
Premises and equipment, net	8,420	8,280
Federal Home Loan Bank and other restricted stock, at cost	14,042	14,042
Bank-owned life insurance	32,013	31,766
Deferred tax assets, net	6,736	7,249
Servicing assets	5,631	5,837
Operating lease assets	17,779	17,254
Accrued interest receivable	10,967	10,466
Other assets	17,863	18,885
Total assets	$3,183,758	$3,063,971
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$564,407	$547,853
Savings, NOW and money market accounts	512,739	466,887
Time deposits of $250,000 or less	924,795	935,927
Time deposits of more than $250,000	712,458	665,124
Total deposits	2,714,399	2,615,791
Other short-term borrowings	—	15,000
Federal Home Loan Bank advances	30,000	—
Operating lease liabilities	19,465	18,671
Accrued interest payable and other liabilities	49,030	50,695
Total liabilities	2,812,894	2,700,157
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,387,176 and 14,380,651 shares issued and outstanding, respectively, and included 114,100 and 119,100 shares of unvested restricted stock, respectively, at March 31, 2025 and December 31, 2024	143,156	143,195
Retained earnings	165,611	160,797
Accumulated other comprehensive loss, net	(7,044)	(9,319)
Total shareholders’ equity	370,864	363,814
Total liabilities and shareholders’ equity	$3,183,758	$3,063,971

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

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	69,141	14,260,440	$69,141	$142,563	$146,092	$(8,924)	$348,872
Comprehensive income (loss)
Net income	—	—	—	—	4,685	—	4,685
Other comprehensive loss, net of tax	—	—	—	—	—	(1,155)	(1,155)
Share-based compensation expense	—	—	—	136	—	—	136
Stock options exercised	—	3,351	—	35	—	—	35
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,568)	—	(2,568)
Balance at March 31, 2024	69,141	14,263,791	$69,141	$142,734	$148,209	$(10,079)	$350,005

Balance at January 1, 2025	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814
Comprehensive income
Net income	—	—	—	—	7,735	—	7,735
Other comprehensive income, net of tax	—	—	—	—	—	2,275	2,275
Repurchase of common stock	—	(50,676)	—	(953)	—	—	(953)
Share-based compensation expense	—	—	—	230	—	—	230
Stock options exercised	—	57,201	—	684	—	—	684
Preferred stock dividends	—	—	—	—	(40)	—	(40)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(2,881)	—	(2,881)
Balance at March 31, 2025, as restated	69,141	14,387,176	$69,141	$143,156	$165,611	$(7,044)	$370,864

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

Restatement of Previously Issued Financial Statements
The Company has restated the previously issued unaudited consolidated financial statements as of and for the quarter ended March 31, 2025 (the “Restatement”). The Restatement corrects the recognition of the fair value of preferred stock purchase option. On January 16, 2025, the Company entered into the Option Agreement with the U.S. Treasury, which grants the Company the conditional option to repurchase the outstanding shares of its Series C Preferred Stock.
The Company originally evaluated this purchase option under ASC 815, Derivatives and Hedging, and ASC 505, Equity. Subsequent to first issuing the consolidated financial statements as of and for the quarter ended March 31, 2025, the Company further evaluated the fair value of the purchase option under ASC 820, Fair Value Measurement, and concluded that the fair value is immaterial. As previously reported in the Company’s Current Report on Form 8-K filed on July 24, 2025, on July 22, 2025, the management of the Company, after discussions with and among the Audit Committee of the Board of Directors and the Company’s independent registered public accounting firm, concluded that the Company’s unaudited consolidated financial statements as of and for quarter ended March 31, 2025 should no longer be relied upon and should be restated.
The following table presents the impact of the Restatement on the Consolidated Balance Sheets (Unaudited), Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) as of the date of for the period indicated:

	As of or For the Three Months Ended March 31, 2025
($ in thousands)	Previously Reported	Restatement Adjustment	Restated
Consolidated Balance Sheets (Unaudited)
Option derivative	$35,778	$(35,778)	$—
Total assets	3,219,536	(35,778)	3,183,758
Common stock	178,934	(35,778)	143,156
Total shareholders’ equity	406,642	(35,778)	370,864
Total liabilities and shareholders’ equity	3,219,536	(35,778)	3,183,758

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Recognition of option derivative	$35,778	$(35,778)	$—
Common stock at March 31, 2025	178,934	(35,778)	143,156
Total shareholders’ equity at March 31, 2025	406,642	(35,778)	370,864

Note 2 - Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Option derivative at Level 3	$35,778	$(35,778)	$—
Total assets measured at fair value on a recurring basis at Level 3	35,778	(35,778)	—
Total assets measured at fair value on a recurring basis	183,968	(35,778)	148,190

Note 14 - Regulatory Matters
PCB Bancorp
Capital buffer	8.02%	(1.27)%	6.75%
Common tier 1 capital (to risk-weighted assets)	12.52%	(1.27)%	11.25%
Total capital (to risk-weighted assets)	16.25%	(1.27)%	14.98%
Tier 1 capital (to risk-weighted assets)	15.04%	(1.27)%	13.77%
Tier 1 capital (to average assets)	13.16%	(1.02)%	12.14%

Note 16 - Segment Information
Return on average assets	1.00%	0.01%	1.01%
Return on average shareholders’ equity	7.90%	0.63%	8.53%
Tier 1 leverage ratio (consolidated)	13.16%	(1.02)%	12.14%

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

Note 2 - Fair Value Measurements, As Restated
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025, as restated
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$114,222	$—	$114,222
Residential collateralized mortgage obligations	—	21,075	—	21,075
SBA loan pool securities	—	5,785	—	5,785
Municipal bonds	—	2,399	—	2,399
Corporate bonds	—	4,709	—	4,709
Total securities available-for-sale	—	148,190	—	148,190
Total assets measured at fair value on a recurring basis	$—	$148,190	$—	$148,190
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$112,439	$—	$112,439
Residential collateralized mortgage obligations	—	21,237	—	21,237
SBA loan pool securities	—	6,008	—	6,008
Municipal bonds	—	2,420	—	2,420
Corporate bonds	—	4,245	—	4,245
Total securities available-for-sale	—	146,349	—	146,349
Total assets measured at fair value on a recurring basis	$—	$146,349	$—	$146,349
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025
Total assets measured at fair value on a non-recurring basis	$—	$—	$—	$—
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2024
Loans individually evaluated:
Business property	$—	$—	$994	$994
Total loans individually evaluated	—	—	994	994
Total assets measured at fair value on a non-recurring basis	$—	$—	$994	$994
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

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

Note 14 - Regulatory Matters, As Restated
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Company and Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of March 31, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject. Historically, the Company has operated under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with total consolidated assets of less than $3.0 billion from the Federal Reserve's risk-based and leverage consolidated capital requirements. Because the Company's total consolidated assets exceeded $3.0 billion as of December 31, 2024, the Company is now subject to the Federal Reserve's consolidated capital requirements separate in addition to those of the Bank. The Company and the Bank’s capital conservation buffers were 6.75% (as restated) and 6.63%, respectively, as of March 31, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Adequacy Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
PCB Bancorp, as restated
Common tier 1 capital (to risk-weighted assets)	$308,259	11.25%	$123,292	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	410,540	14.98%	219,185	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	377,400	13.77%	164,389	6.0%	N/A	N/A
Tier 1 capital (to average assets)	377,400	12.14%	124,399	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$367,564	13.42%	$123,243	4.5%	$178,018	6.5%
Total capital (to risk-weighted assets)	400,704	14.63%	219,099	8.0%	273,874	10.0%
Tier 1 capital (to risk-weighted assets)	367,564	13.42%	164,325	6.0%	219,099	8.0%
Tier 1 capital (to average assets)	367,564	11.82%	124,356	4.0%	155,445	5.0%
December 31, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$303,423	11.44%	$119,387	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	404,383	15.24%	212,243	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	372,564	14.04%	159,182	6.0%	N/A	N/A
Tier 1 capital (to average assets)	372,564	12.45%	119,666	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$363,786	13.72%	$119,340	4.5%	$172,380	6.5%
Total capital (to risk-weighted assets)	395,606	14.92%	212,160	8.0%	265,200	10.0%
Tier 1 capital (to risk-weighted assets)	363,786	13.72%	159,120	6.0%	212,160	8.0%
Tier 1 capital (to average assets)	363,786	12.16%	119,636	4.0%	149,545	5.0%

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

Note 16 - Segment Information, As Restated
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
The following table presents financial measures the CODM reviews to allocate recourses to the Bank as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands)	2025, As Restated	2024
Revenue
Interest income	$46,892	$43,555
Interest expense	22,609	22,556
Net interest income	24,283	20,999
Gain on sale of loans	887	1,078
Other income	1,693	1,867
Total revenue, net of interest expense	26,863	23,944
Expenses
Provision for credit losses	1,598	1,090
Salaries and employee benefits	9,075	9,218
Premises expense	1,725	1,807
Depreciation expense	564	551
Other expense	3,110	4,776
Total expense	16,072	17,442
Income before income taxes	10,791	6,502
Income taxes	3,056	1,817
Net income	$7,735	$4,685

Earnings per share, diluted	$0.53	$0.33
Return on average assets	1.01%	0.67%
Return on average shareholders’ equity	8.53%	5.39%
Net interest margin	3.28%	3.10%
Loans held-for-investment growth percentage	3.7%	3.2%
Total deposits growth percentage	3.8%	2.2%
Tier 1 leverage ratio (consolidated)	12.14%	12.73%
ACL on loans to loans held-for-investment	1.17%	1.18%

Note 17 - Subsequent Events
Dividend Declared on Common Stock
On April 23, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on or about May 9, 2025, to shareholders of record as of the close of business on May 16, 2025.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three months ended March 31, 2025. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q/A.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q/A.
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
Restatement of Previously Issued Financial Information
In addition to the impact of the Restatement discussed in Note 1 to the Consolidated Financial Statements (Unaudited) included in Part 1, Item 1 of this Quarterly Report on Form 10-Q/A, following additional financial information included in this Part I, Item 2 are restated as of the date of for the period indicated:

	As of or For the Three Months Ended March 31, 2025
($ in thousands)	Previously Reported	Restatement Adjustment	Restated
Average total assets	$3,126,807	$(29,291)	$3,097,516
Average total noninterest earning assets	121,855	(29,291)	92,564
Average other assets	127,875	(29,291)	98,584
Average total shareholders' equity	397,009	(29,291)	367,718
Average total liabilities and shareholders’ equity	3,126,807	(29,291)	3,097,516
Average tangible common equity (2)	327,868	(29,291)	298,577
Tangible common equity (2)	337,501	(35,778)	301,723

Return on average shareholders’ equity (1)	7.90%	0.63%	8.53%
Annualized return on average tangible common equity (1),(2)	9.52%	0.93%	10.45%
Book value per common share	$28.26	$(2.48)	$25.78
Tangible common equity per common share (2)	$23.46	$(2.49)	$20.97
Total shareholders' equity to total assets	12.63%	(0.98)%	11.65%
Tangible common equity to total assets (2)	10.48%	(1.00)%	9.48%
Average shareholders’ equity to average total assets	12.70%	(0.83)%	11.87%

Nonperforming assets to total assets	0.19%	0.01%	0.20%
Total available borrowing capacity to total assets	46.0%	0.5%	46.5%

(1)    Annualized.
(2)    Non-GAAP measure. See "Non-GAAP Measures" for a reconciliation to its most comparable GAAP measure.

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
The following tables present reconciliation of return on average tangible common equity, tangible common equity per common share and tangible common equity to tangible assets ratios to their most comparable GAAP measures as of the dates or for the periods indicated. These non-GAAP measures, which are presented in this Quarterly Report on Form 10-Q/A, are used by management in its analysis of the Company's performance.

	Three Months Ended March 31,
($ in thousands)	2025, As Restated	2024
Average total shareholders' equity	$367,718	$349,644
Less: average preferred stock	69,141	69,141
Average tangible common equity	$298,577	$280,503
Net income	$7,735	$4,685
Annualized return on average shareholders’ equity	8.53%	5.39%
Net income available to common shareholders	$7,695	$4,685
Annualized return on average tangible common equity	10.45%	6.72%

($ in thousands, except per share data)	March 31, 2025, As Restated	December 31, 2024	March 31, 2024
Total shareholders' equity	$370,864	$363,814	$350,005
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$301,723	$294,673	$280,864
Outstanding common shares	14,387,176	14,380,651	14,263,791
Book value per common share	$25.78	$25.30	$24.54
Tangible common equity per common share	$20.97	$20.49	$19.69
Total assets	$3,183,758	$3,063,971	$2,854,292
Total shareholders' equity to total assets	11.65%	11.87%	12.26%
Tangible common equity to total assets	9.48%	9.62%	9.84%

Selected Financial Data, As Restated
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2025, As Restated	2024
Selected balance sheet data:
Cash and cash equivalents	$214,348	$239,791
Securities available-for-sale	148,190	138,170
Loans held-for-sale	12,101	3,256
Loans held-for-investment	2,727,610	2,397,964
ACL on loans	(31,942)	(28,332)
Total assets	3,183,758	2,854,292
Total deposits	2,714,399	2,402,840
Shareholders’ equity	370,864	350,005
Selected income statement data:
Interest income	$46,892	$43,555
Interest expense	22,609	22,556
Net interest income	24,283	20,999
Provision for credit losses	1,598	1,090
Noninterest income	2,580	2,945
Noninterest expense	14,474	16,352
Income before income taxes	10,791	6,502
Income tax expense	3,056	1,817
Net income	7,735	4,685
Preferred stock dividends	40	—
Net income available to common shareholders	7,695	4,685
Per share data:
Earnings per common share, basic	$0.53	$0.33
Earnings per common share, diluted	0.53	0.33
Book value per common share (1)	25.78	24.54
Tangible common equity per common share (9)	20.97	19.69
Cash dividends declared per common share	0.20	0.18
Outstanding share data:
Number of common shares outstanding	14,387,176	14,263,791
Weighted-average common shares outstanding, basic	14,272,267	14,235,419
Weighted-average common shares outstanding, diluted	14,403,769	14,330,204
Selected performance ratios:
Return on average assets (2)	1.01%	0.67%
Return on average shareholders’ equity (2)	8.53%	5.39%
Dividend payout ratio (3)	37.74%	54.55%
Efficiency ratio (4)	53.88%	68.29%
Yield on average interest-earning assets (2)	6.33%	6.42%
Cost of average interest-bearing liabilities (2)	4.28%	4.85%
Net interest spread (2)	2.05%	1.57%
Net interest margin (2), (5)	3.28%	3.10%
Total loans to total deposits ratio (6)	100.93%	99.93%

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2025, As Restated	2024
Asset quality:
Loans 30 to 89 days past due and still accruing	$5,337	$4,515
Nonperforming loans (7)	6,248	4,940
Nonperforming assets (8)	6,248	4,940
Net charge-offs	277	123
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.20%	0.19%
Nonperforming loans to loans held-for-investment	0.23%	0.21%
Nonperforming loans to ACL on loans	19.56%	17.44%
Nonperforming assets to total assets	0.20%	0.17%
ACL on loans to loans held-for-investment	1.17%	1.18%
ACL on loans to nonperforming loans	511.24%	573.52%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.04%	0.02%
Capital ratios:
Shareholders’ equity to total assets	11.65%	12.26%
Tangible common equity to total assets (9)	9.48%	9.84%
Average shareholders’ equity to average total assets	11.87%	12.44%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.25%	11.88%
Total capital (to risk-weighted assets)	14.98%	15.93%
Tier 1 capital (to risk-weighted assets)	13.77%	14.71%
Tier 1 capital (to average assets)	12.14%	12.73%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.42%	14.37%
Total capital (to risk-weighted assets)	14.63%	15.59%
Tier 1 capital (to risk-weighted assets)	13.42%	14.37%
Tier 1 capital (to average assets)	11.82%	12.44%

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

Executive Summary
Q1 2025 Financial Highlights, As Restated
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
•Total assets were $3.18 billion at March 31, 2025, an increase of $119.8 million, or 3.9%, from $3.06 billion at December 31, 2024;
•Loans held-for-investment were $2.73 billion at March 31, 2025, an increase of $98.2 million, or 3.7%, from $2.63 billion at December 31, 2024; and
•Total deposits were $2.71 billion at March 31, 2025, an increase of $98.6 million, or 3.8%, from $2.62 billion at December 31, 2024.
Results of Operations
Net Interest Income, As Restated
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
	2025, As Restated			2024
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,649,037	$43,026	6.59%	$2,370,027	$39,251	6.66%
Mortgage backed securities	112,825	1,075	3.86%	101,852	839	3.31%
Collateralized mortgage obligation	21,028	210	4.05%	23,763	254	4.30%
SBA loan pool securities	5,927	54	3.69%	7,317	78	4.29%
Municipal bonds - tax exempt (2)	2,424	22	3.68%	3,300	28	3.41%
Corporate bonds	4,336	47	4.40%	4,227	47	4.47%
Interest-bearing deposits in other financial institutions	195,333	2,148	4.46%	204,286	2,776	5.47%
FHLB and other bank stock	14,042	310	8.95%	12,716	282	8.92%
Total interest-earning assets	3,004,952	46,892	6.33%	2,727,488	43,555	6.42%
Noninterest-earning assets:
Cash and due from banks	24,656			21,365
Allowance for credit losses on loans	(30,676)			(27,577)
Other assets	98,584			88,532
Total noninterest earning assets	92,564			82,320
Total assets	$3,097,516			$2,809,808
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$483,927	4,297	3.60%	$453,801	4,665	4.13%
Savings	5,612	3	0.22%	6,196	4	0.26%
Time deposits	1,650,662	18,264	4.49%	1,367,212	17,298	5.09%
Borrowings	3,933	45	4.64%	42,187	589	5.62%
Total interest-bearing liabilities	2,144,134	22,609	4.28%	1,869,396	22,556	4.85%
Noninterest-bearing liabilities:
Demand deposits	516,630			542,811
Other liabilities	69,034			47,957
Total noninterest-bearing liabilities	585,664			590,768
Total liabilities	2,729,798			2,460,164
Shareholders’ equity	367,718			349,644
Total liabilities and shareholders’ equity	$3,097,516			$2,809,808
Net interest income		$24,283			$20,999
Net interest spread (3)			2.05%			1.57%
Net interest margin (4)			3.28%			3.10%
Cost of deposits			3.44%			3.73%
Cost of funds (5)			3.45%			3.76%

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
The following tables present net charge-offs (recoveries) as a percentage to the average loan held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended March 31,
	2025			2024
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$944,321	$—	—%	$860,145	$—	—%
Business property	613,022	(1)	(0.01)%	573,133	(2)	(0.01)%
Multifamily	198,124	—	—%	134,333	—	—%
Construction	22,574	—	—%	26,790	—	—%
Total commercial real estate	1,778,041	(1)	(0.01)%	1,594,401	(2)	(0.01)%
Commercial and industrial	447,645	280	0.25%	354,966	146	0.16%
Consumer:
Residential mortgage	400,784	—	—%	389,280	—	—%
Other consumer	10,942	(2)	(0.07)%	21,052	(21)	(0.40)%
Total consumer	411,726	(2)	—%	410,332	(21)	(0.02)%
Total	$2,637,412	$277	0.04%	$2,359,699	$123	0.02%

Nonperforming Loans and Nonperforming Assets, As Restated
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2025, As Restated	December 31, 2024	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$1,538	$1,851	$(313)	(16.9)%
Business property	1,485	2,336	(851)	(36.4)%
Total commercial real estate	3,023	4,187	(1,164)	(27.8)%
Commercial and industrial	66	79	(13)	(16.5)%
Consumer:
Residential mortgage	3,153	403	2,750	682.4%
Other consumer	6	24	(18)	(75.0)%
Total consumer	3,159	427	2,732	639.8%
Total nonaccrual loans	6,248	4,693	1,555	33.1%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans	6,248	4,693	1,555	33.1%
Nonperforming loans held-for-sale	—	—	—	—%
Total nonperforming loans	6,248	4,693	1,555	33.1%
Other real estate owned	—	—	—	—%
Nonperforming assets	$6,248	$4,693	$1,555	33.1%

Nonaccrual loans to loans held-for-investment	0.23%	0.18%
Nonperforming assets to total assets	0.20%	0.15%
ACL on loans to nonaccrual loans	511.24%	652.63%

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

Shareholders’ Equity and Regulatory Capital, As Restated
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $370.9 million (as restated) at March 31, 2025, an increase of $7.1 million, or 1.9%, from $363.8 million at December 31, 2024. The increase was primarily due to net income of $7.7 million, a decrease in accumulated other comprehensive loss of $2.3 million and proceeds from stock option exercises of $684 thousand, partially offset by dividends declared on common stock of $2.9 million, repurchases of common stock of $953 thousand and preferred stock dividends of $40 thousand.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital adequacy requirements applicable to the Company and the Bank and the minimum capital requirements for the Bank to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
March 31, 2025, as restated for PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.25%	13.42%	4.5%	6.5%
Total capital (to risk-weighted assets)	14.98%	14.63%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	13.77%	13.42%	6.0%	8.0%
Tier 1 capital (to average assets)	12.14%	11.82%	4.0%	5.0%
December 31, 2024
Common tier 1 capital (to risk-weighted assets)	11.44%	13.72%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.24%	14.92%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.04%	13.72%	6.0%	8.0%
Tier 1 capital (to average assets)	12.45%	12.16%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios adequacy requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffers were 6.75% (as restated) and 6.63%, respectively, as of March 31, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024.
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

Liquidity, As Restated
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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	March 31, 2025, As Restated	December 31, 2024	Amount Change	Percentage Change
Cash and cash equivalents	$214,348	$198,792	$15,556	7.8%
Cash and cash equivalents to total assets	6.7%	6.5%
Available borrowing capacity:
FHLB advances	$735,732	$722,439	13,293	1.8%
Federal Reserve Discount Window	679,009	586,525	92,484	15.8%
Overnight federal funds lines	65,000	50,000	15,000	30.0%
Total	$1,479,741	$1,358,964	$120,777	8.9%
Total available borrowing capacity to total assets	46.5%	44.4%

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
Remediation Plans
Subsequent to the period covered by this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2025, management has been developing and implementing a remediation plan to address the material weakness, which may include, among other things, having its disclosure committee discuss and review all new unusual or infrequent derivative or financial contracts each quarter and providing for third party reviews of accounting matters with respect to such transactions that could have a potential impact on the Company’s financial statements.
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
Item 1A - Risk Factors
Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, other than those additional risks described below. You should carefully consider such risks and the other information in this Quarterly Report on Form 10-Q/A, any of which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q/A and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.
The Company has identified a material weakness in its internal control over financial reporting.
As disclosed in “Part II - Item 4. Controls and Procedures,” of this Quarterly Report on Form 10-Q/A, management has identified a material weakness in the Company’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2025. The Company is working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts may place a burden on management and may result in additional expenses.
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
For additional detail, see Note 9 to the Company’s Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q/A.

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

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.1	May 23, 2024
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.1C	Third Amendment to Employee Agreement, dated December 28, 2023, among PCB Bancorp, PCB Bank and Henry Kim*	10-Q	001-38621	10.1C	June 9, 2025
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
10.9	ECIP Securities Purchase Option Agreement between PCB Bancorp and the U.S. Department of the Treasury dated January 16, 2025	10-K	001-38621	10.1	March 13, 2025
19	Insider Trading Policy	10-K	001-38621	10.1	March 13, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024	10-K	001-38621	97	March 12, 2024
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	July 24, 2025	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 24, 2025	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)