Form 10-Q
period 2025-06-30
PCB BANCORP
filed 2025-08-08
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of July 31, 2025, the registrant had outstanding 14,349,602 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2025

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$41,614	$27,100
Interest-bearing deposits in other financial institutions	221,953	171,692
Total cash and cash equivalents	263,567	198,792
Securities available-for-sale, at fair value (amortized cost of $163,997 and $159,742, respectively, and allowance for credit losses of $0 and $0, respectively, at June 30, 2025 and December 31, 2024)	154,620	146,349
Loans held-for-sale, at lower of cost or fair value	8,133	6,292
Loans held-for-investment, net of deferred fees and costs	2,795,309	2,629,387
Allowance for credit losses on loans	(33,554)	(30,628)
Net loans held-for-investment	2,761,755	2,598,759
Premises and equipment, net	8,942	8,280
Federal Home Loan Bank and other restricted stock, at cost	14,978	14,042
Bank-owned life insurance	32,266	31,766
Deferred tax assets, net	7,032	7,249
Servicing assets	5,756	5,837
Operating lease assets	17,861	17,254
Accrued interest receivable	10,879	10,466
Other assets	19,800	18,885
Total assets	$3,305,589	$3,063,971
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$575,905	$547,853
Savings, NOW and money market accounts	551,493	466,887
Time deposits of $250,000 or less	986,357	935,927
Time deposits of more than $250,000	709,160	665,124
Total deposits	2,822,915	2,615,791
Other short-term borrowings	—	15,000
Federal Home Loan Bank advances	45,000	—
Operating lease liabilities	19,652	18,671
Accrued interest payable and other liabilities	41,522	50,695
Total liabilities	2,929,089	2,700,157
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,336,602 and 14,380,651 shares issued and outstanding, respectively, and included 114,100 and 119,100 shares of unvested restricted stock, respectively, at June 30, 2025 and December 31, 2024	142,152	143,195
Retained earnings	171,735	160,797
Accumulated other comprehensive loss, net	(6,528)	(9,319)
Total shareholders’ equity	376,500	363,814
Total liabilities and shareholders’ equity	$3,305,589	$3,063,971

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$45,478	$40,626	$88,504	$79,877
Tax-exempt investment securities	21	29	43	57
Taxable investment securities	1,441	1,281	2,827	2,499
Other interest-earning assets	2,368	3,009	4,826	6,067
Total interest income	49,308	44,945	96,200	88,500
Interest expense:
Deposits	22,505	22,536	45,069	44,503
Borrowings	813	674	858	1,263
Total interest expense	23,318	23,210	45,927	45,766
Net interest income	25,990	21,735	50,273	42,734
Provision for credit losses	1,787	259	3,385	1,349
Net interest income after provision for credit losses	24,203	21,476	46,888	41,385
Noninterest income:
Service charges and fees on deposits	375	364	747	742
Loan servicing income	760	799	1,485	1,718
Bank-owned life insurance income	253	236	500	464
Gain on sale of loans	1,465	763	2,352	1,841
Other income	444	323	793	665
Total noninterest income	3,297	2,485	5,877	5,430
Noninterest expense:
Salaries and employee benefits	8,844	9,225	17,919	18,443
Occupancy and equipment	2,379	2,300	4,668	4,658
Professional fees	805	973	1,433	2,057
Marketing and business promotion	597	318	840	637
Data processing	317	495	650	897
Director fees and expenses	225	221	451	453
Regulatory assessments	358	327	702	625
Other expense	1,304	1,316	2,640	3,757
Total noninterest expense	14,829	15,175	29,303	31,527
Income before income taxes	12,671	8,786	23,462	15,288
Income tax expense	3,600	2,505	6,656	4,322
Net income	9,071	6,281	16,806	10,966
Preferred stock dividends	87	142	127	142
Net income available to common shareholders	$8,984	$6,139	$16,679	$10,824

Earnings per common share, basic	$0.63	$0.43	$1.16	$0.76
Earnings per common share, diluted	$0.62	$0.43	$1.15	$0.75

Weighted-average common shares outstanding, basic	14,213,032	14,237,083	14,242,486	14,236,251
Weighted-average common shares outstanding, diluted	14,326,011	14,312,949	14,364,995	14,323,171

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$9,071	$6,281	$16,806	$10,966
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	797	(102)	4,016	(1,729)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(281)	30	(1,225)	502
Total other comprehensive income (loss), net of tax	516	(72)	2,791	(1,227)
Total comprehensive income	$9,587	$6,209	$19,597	$9,739

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2024	69,141	14,263,791	$69,141	$142,734	$148,209	$(10,079)	$350,005
Comprehensive income (loss)
Net income	—	—	—	—	6,281	—	6,281
Other comprehensive loss, net of tax	—	—	—	—	—	(72)	(72)
Forfeiture of restricted stock	—	(420)	—	—	—	—	—
Repurchase of common stock	—	(14,947)	—	(222)	—	—	(222)
Share-based compensation expense	—	—	—	129	—	—	129
Stock options exercised	—	5,600	—	57	—	—	57
Preferred stock dividends	—	—	—	—	(142)	—	(142)
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,567)	—	(2,567)
Balance at June 30, 2024	69,141	14,254,024	$69,141	$142,698	$151,781	$(10,151)	$353,469

Balance at April 1, 2025	69,141	14,387,176	$69,141	$143,156	$165,611	$(7,044)	$370,864
Comprehensive income
Net income	—	—	—	—	9,071	—	9,071
Other comprehensive income, net of tax	—	—	—	—	—	516	516
Repurchase of common stock	—	(98,628)	—	(1,770)	—	—	(1,770)
Share-based compensation expense	—	—	—	232	—	—	232
Stock options exercised	—	48,054	—	534	—	—	534
Preferred stock dividends	—	—	—	—	(87)	—	(87)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(2,860)	—	(2,860)
Balance at June 30, 2025	69,141	14,336,602	$69,141	$142,152	$171,735	$(6,528)	$376,500

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Six Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	69,141	14,260,440	$69,141	$142,563	$146,092	$(8,924)	$348,872
Comprehensive income (loss)
Net income	—	—	—	—	10,966	—	10,966
Other comprehensive loss, net of tax	—	—	—	—	—	(1,227)	(1,227)
Forfeiture of restricted stock	—	(420)	—	—	—	—	—
Repurchase of common stock	—	(14,947)	—	(222)	—	—	(222)
Share-based compensation expense	—	—	—	265	—	—	265
Stock options exercised	—	8,951	—	92	—	—	92
Preferred stock dividends	—	—	—	—	(142)	—	(142)
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	(5,135)	—	(5,135)
Balance at June 30, 2024	69,141	14,254,024	$69,141	$142,698	$151,781	$(10,151)	$353,469

Balance at January 1, 2025	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814
Comprehensive income
Net income	—	—	—	—	16,806	—	16,806
Other comprehensive income, net of tax	—	—	—	—	—	2,791	2,791
Repurchase of common stock	—	(149,304)	—	(2,723)	—	—	(2,723)
Share-based compensation expense	—	—	—	462	—	—	462
Stock options exercised	—	105,255	—	1,218	—	—	1,218
Preferred stock dividends	—	—	—	—	(127)	—	(127)
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	(5,741)	—	(5,741)
Balance at June 30, 2025	69,141	14,336,602	$69,141	$142,152	$171,735	$(6,528)	$376,500

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$16,806	$10,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,112	1,101
Net amortization of premiums on securities	65	82
Net accretion of discounts on loans	(1,482)	(1,364)
Net accretion of deferred loan fees	(680)	(673)
Amortization of servicing assets	1,039	893
Provision for credit losses	3,385	1,349
Bank-owned life insurance income	(500)	(464)
Deferred tax expense (benefit)	(1,008)	813
Stock-based compensation	462	265
Gain on sale of loans	(2,352)	(1,841)
Originations of loans held-for-sale	(45,560)	(32,437)
Proceeds from sales of and principal collected on loans held-for-sale	46,065	37,052
Change in accrued interest receivable and other assets	(1,013)	(906)
Change in accrued interest payable and other liabilities	(9,095)	8,040
Net cash provided by operating activities	7,244	22,876
Cash flows from investing activities
Purchase of securities available-for-sale	(14,855)	(14,774)
Proceeds from maturities and paydowns of securities available-for-sale	10,535	8,277
Net change in loans held-for-investment	(165,098)	(124,632)
Purchase of Federal Home Loan Bank stock	(936)	(1,326)
Proceeds from sale of other real estate owned	—	2,571
Purchases of premises and equipment	(1,820)	(4,000)
Net cash used in investing activities	(172,174)	(133,884)
Cash flows from financing activities
Net change in deposits	207,124	54,642
Net change in short-term Federal Home Loan Bank advances and other borrowings	30,000	36,000
Proceeds from long-term Federal Home Loan Bank advances	—	50,000
Repayment of long-term Federal Home Loan Bank advances	—	(89,000)
Stock options exercised	1,218	92
Repurchase of common stock	(2,723)	(222)
Cash dividends paid on preferred stock	(173)	(81)
Cash dividends paid on common stock	(5,741)	(5,135)
Net cash provided by financing activities	229,705	46,296
Net increase (decrease) in cash and cash equivalents	64,775	(64,712)
Cash and cash equivalents at beginning of period	198,792	242,342
Cash and cash equivalents at end of period	$263,567	$177,630

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Interest paid	$46,532	$42,138
Income taxes paid	16,125	2,407
Supplemental disclosures of non-cash investment activities:
Right of use assets obtained in exchange for lease obligations	$2,223	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. As of June 30, 2025, the Bank operated nine full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), one full-service branch in Georgia (Suwanee), and three loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; and Bellevue, Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. Other than as disclosed below, the Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
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

Adopted Accounting Pronouncements
During the six months ended June 30, 2025, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$122,248	$—	$122,248
Residential collateralized mortgage obligations	—	20,313	—	20,313
SBA loan pool securities	—	4,829	—	4,829
Municipal bonds	—	2,409	—	2,409
Corporate bonds	—	4,821	—	4,821
Total securities available-for-sale	—	154,620	—	154,620
Total assets measured at fair value on a recurring basis	$—	$154,620	$—	$154,620
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$112,439	$—	$112,439
Residential collateralized mortgage obligations	—	21,237	—	21,237
SBA loan pool securities	—	6,008	—	6,008
Municipal bonds	—	2,420	—	2,420
Corporate bonds	—	4,245	—	4,245
Total securities available-for-sale	—	146,349	—	146,349
Total assets measured at fair value on a recurring basis	$—	$146,349	$—	$146,349
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025
Loans individually evaluated:
Business property	$—	$—	$543	$543
Commercial and industrial	$—	$—	$33	$33
Total loans individually evaluated	—	—	576	576
Total assets measured at fair value on a non-recurring basis	$—	$—	$576	$576
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2024
Loans individually evaluated:
Business property	$—	$—	$994	$994
Total loans individually evaluated	—	—	994	994
Total assets measured at fair value on a non-recurring basis	$—	$—	$994	$994
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Weighted-Average
June 30, 2025
Loans individually evaluated:
Business property	$543	Fair value of collateral	Selling cost	6%
Commercial and industrial	33	Discounted cash flows	NM	NM
December 31, 2024
Loans individually evaluated:
Business property	$994	Fair value of collateral	Selling Cost	6%

The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Loans individually evaluated:
Business property	$(126)	$31	$(126)	$44
Commercial and industrial	(37)	32	(37)	32
Net gains recognized	$(163)	$63	$(163)	$76

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Interest-bearing deposits in other financial institutions	$221,953	$221,953	$221,953	$—	$—
Securities available-for-sale	154,620	154,620	—	154,620	—
Loans held-for-sale	8,133	8,684	—	8,684	—
Net loans held-for-investment	2,761,755	2,756,986	—	—	2,756,986
Federal Home Loan Bank (“FHLB”) and other restricted stock	14,978	N/A	N/A	N/A	N/A
Accrued interest receivable	10,879	10,879	118	577	10,184
Financial liabilities:
Deposits	$2,822,915	$2,832,648	$—	$—	$2,832,648
FHLB advances	45,000	45,000	—	45,000	—
Accrued interest payable	23,802	23,802	—	6	23,796
December 31, 2024
Financial assets:
Interest-bearing deposits in other financial institutions	$171,692	$171,692	$171,692	$—	$—
Securities available-for-sale	146,349	146,349	—	146,349	—
Loans held-for-sale	6,292	6,783	—	6,783	—
Net loans held-for-investment	2,598,759	2,593,839	—	—	2,593,839
FHLB and other restricted stock	14,042	N/A	N/A	N/A	N/A
Accrued interest receivable	10,466	10,466	139	548	9,779
Financial liabilities:
Deposits	$2,615,791	$2,620,750	$—	$—	$2,620,750
Other short-term borrowings	15,000	15,000	—	15,000	—
Accrued interest payable	24,407	24,407	—	2	24,405

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$130,228	$589	$(8,569)	$122,248
Residential collateralized mortgage obligations	21,263	79	(1,029)	20,313
SBA loan pool securities	5,048	—	(219)	4,829
Municipal bonds	2,458	—	(49)	2,409
Corporate bonds	5,000	—	(179)	4,821
Total securities available-for-sale	$163,997	$668	$(10,045)	$154,620
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$123,209	$168	$(10,938)	$112,439
Residential collateralized mortgage obligations	22,753	1	(1,517)	21,237
SBA loan pool securities	6,328	—	(320)	6,008
Municipal bonds	2,452	—	(32)	2,420
Corporate bonds	5,000	—	(755)	4,245
Total securities available-for-sale	$159,742	$169	$(13,562)	$146,349

As of June 30, 2025 and December 31, 2024, pledged securities were $74.3 million and $72.5 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $577 thousand and $548 thousand at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, there were no holdings of securities available-for-sale of any one issuer, other than U.S. government agency and U.S. government sponsored enterprise securities, in an amount greater than 10% of shareholders’ equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2025
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	83	83
Five to ten years	6,499	6,294
Greater than ten years	876	853
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	156,539	147,390
Total	$163,997	$154,620

The Company had no proceeds from sales and calls of securities available-for-sale for the three and six months ended June 30, 2025 or 2024.

The following table presents the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$12,006	$(83)	9	$65,432	$(8,486)	110	$77,438	$(8,569)	119
Residential collateralized mortgage obligations	2,811	(8)	2	12,861	(1,021)	36	15,672	(1,029)	38
SBA loan pool securities	338	—	3	4,448	(219)	13	4,786	(219)	16
Municipal bonds	2,039	(49)	6	—	—	—	2,039	(49)	6
Corporate bonds	—	—	—	4,821	(179)	1	4,821	(179)	1
Total securities available-for-sale	$17,194	$(140)	20	$87,562	$(9,905)	160	$104,756	$(10,045)	180
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$26,250	$(392)	17	$67,640	$(10,546)	109	$93,890	$(10,938)	126
Residential collateralized mortgage obligations	4,963	(26)	3	13,375	(1,491)	36	18,338	(1,517)	39
SBA loan pool securities	396	(1)	3	5,316	(319)	13	5,712	(320)	16
Municipal bonds	2,050	(32)	6	—	—	—	2,050	(32)	6
Corporate bonds	—	—	—	4,245	(755)	1	4,245	(755)	1
Total securities available-for-sale	$33,659	$(451)	29	$90,576	$(13,111)	159	$124,235	$(13,562)	188

As of June 30, 2025 and December 31, 2024, 95.5% and 95.3%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of June 30, 2025 and December 31, 2024.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2025 and December 31, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024
Commercial real estate:
Commercial property	$1,010,780	$940,931
Business property	635,648	595,547
Multifamily	212,738	194,220
Construction	27,294	21,854
Total commercial real estate	1,886,460	1,752,552
Commercial and industrial	492,857	472,763
Consumer:
Residential mortgage	406,682	392,456
Other consumer	9,310	11,616
Total consumer	415,992	404,072
Loans held-for-investment	2,795,309	2,629,387
Allowance for credit losses on loans	(33,554)	(30,628)
Net loans held-for-investment	$2,761,755	$2,598,759

In the ordinary course of business, the Company may grant loans to certain of its officers and directors, and the companies with which they are associated. As of June 30, 2025 and December 31, 2024, the Company had no such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Provision for credit losses on loans	$1,721	$329	$3,312	$1,251
Provision for credit losses on off-balance sheet credit exposures	66	(70)	73	98
Total provision for credit losses	$1,787	$259	$3,385	$1,349

The following tables present the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at April 1, 2025	$12,055	$4,192	$2,643	$46	$9,581	$3,379	$46	$31,942
Charge-offs	—	—	—	—	(46)	—	(74)	(120)
Recoveries	—	1	—	—	9	—	1	11
Provision (reversal) for credit losses on loans	(1,299)	1,013	350	33	1,671	(115)	68	1,721
Balance at June 30, 2025	$10,756	$5,206	$2,993	$79	$11,215	$3,264	$41	$33,554

Balance at April 1, 2024	$12,119	$4,814	$1,315	$109	$7,588	$2,334	$53	$28,332
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	70	—	16	86
Provision (reversal) for credit losses on loans	(219)	34	346	22	(472)	623	(5)	329
Balance at June 30, 2024	$11,900	$4,848	$1,661	$131	$7,186	$2,957	$64	$28,747

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2025	$12,923	$3,967	$2,371	$81	$8,713	$2,506	$67	$30,628
Charge-offs	—	—	—	—	(397)	—	(76)	(473)
Recoveries	—	2	—	—	80	—	5	87
Provision (reversal) for credit losses on loans	(2,167)	1,237	622	(2)	2,819	758	45	3,312
Balance at June 30, 2025	$10,756	$5,206	$2,993	$79	$11,215	$3,264	$41	$33,554

Balance at January 1, 2024	$12,665	$4,739	$1,441	$135	$6,245	$2,226	$82	$27,533
Charge-offs	—	—	—	—	(155)	—	(30)	(185)
Recoveries	—	2	—	—	79	—	67	148
Provision (reversal) for credit losses on loans	(765)	107	220	(4)	1,017	731	(55)	1,251
Balance at June 30, 2024	$11,900	$4,848	$1,661	$131	$7,186	$2,957	$64	$28,747

The increase in overall ACL for the three and six months ended June 30, 2025 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve requirement from the worsened year-over-year change in real GDP forecast and the increased unemployment rate forecast, as well as net charge-offs and increased reserves on individually evaluated loans, partially offset by a decrease in qualitative adjustment factors largely from the credit quality improvement in commercial property loans. The decrease in qualitative adjustment factors was partially offset by increases in business property, and commercial and industrial problem loans.

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

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of June 30, 2025 and gross write offs for the six months ended June 30, 2025. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
June 30, 2025
Commercial Real Estate:
Commercial property
Pass	$155,628	$192,195	$140,863	$247,519	$120,573	$128,668	$20,472	$887	$1,006,805
Special mention	—	—	—	927	—	—	—	—	927
Substandard	—	—	126	377	248	2,297	—	—	3,048
Doubtful	—	—	—	—	—	—	—	—	—
Total	$155,628	$192,195	$140,989	$248,823	$120,821	$130,965	$20,472	$887	$1,010,780
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$110,602	$92,180	$99,295	$90,316	$121,524	$98,903	$5,934	$3,699	$622,453
Special mention	—	—	—	—	5,592	—	—	—	5,592
Substandard	—	—	—	5,921	1,053	629	—	—	7,603
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,602	$92,180	$99,295	$96,237	$128,169	$99,532	$5,934	$3,699	$635,648
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$29,892	$30,621	$48,057	$39,477	$37,590	$26,101	$1,000	$—	$212,738
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,892	$30,621	$48,057	$39,477	$37,590	$26,101	$1,000	$—	$212,738
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$1,601	$9,019	$16,674	$—	$—	$—	$—	$27,294
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$1,601	$9,019	$16,674	$—	$—	$—	$—	$27,294
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
June 30, 2025 (Continued)
Commercial and Industrial
Pass	$18,725	$40,566	$30,510	$18,347	$6,168	$7,817	$355,660	$14,490	$492,283
Special mention	—	—	208	—	—	111	—	—	319
Substandard	—	—	—	—	—	255	—	—	255
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,725	$40,566	$30,718	$18,347	$6,168	$8,183	$355,660	$14,490	$492,857
Year-to-date period gross write offs	$—	$—	$125	$—	$149	$123	$—	$—	$397
Consumer
Residential mortgage
Pass	$41,087	$34,188	$60,947	$144,370	$70,090	$50,473	$—	$—	$401,155
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,869	—	—	658	—	—	5,527
Doubtful	—	—	—	—	—	—	—	—	—
Total	$41,087	$34,188	$65,816	$144,370	$70,090	$51,131	$—	$—	$406,682
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$180	$—	$2,306	$3,053	$888	$138	$2,745	$—	$9,310
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$180	$—	$2,306	$3,053	$888	$138	$2,745	$—	$9,310
Year-to-date period gross write offs	$—	$71	$1	$—	$4	$—	$—	$—	$76
Total loans held-for-investment
Pass	$356,114	$391,351	$390,997	$559,756	$356,833	$312,100	$385,811	$19,076	$2,772,038
Special mention	—	—	208	927	5,592	111	—	—	6,838
Substandard	—	—	4,995	6,298	1,301	3,839	—	—	16,433
Doubtful	—	—	—	—	—	—	—	—	—
Total	$356,114	$391,351	$396,200	$566,981	$363,726	$316,050	$385,811	$19,076	$2,795,309
Year-to-date period gross write offs	$—	$71	$126	$—	$153	$123	$—	$—	$473

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2024. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Commercial Real Estate:
Commercial property
Pass	$196,454	$142,455	$259,222	$138,837	$76,462	$102,666	$21,031	$385	$937,512
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	131	399	258	—	2,631	—	—	3,419
Doubtful	—	—	—	—	—	—	—	—	—
Total	$196,454	$142,586	$259,621	$139,095	$76,462	$105,297	$21,031	$385	$940,931
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$93,973	$100,337	$95,024	$148,382	$44,239	$95,372	$6,431	$3,750	$587,508
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	—	447	859	—	1,699	—	—	3,005
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93,973	$100,337	$100,505	$149,241	$44,239	$97,071	$6,431	$3,750	$595,547
Year-to-date period gross write offs	$—	$—	$77	$—	$—	$27	$—	$—	$104
Multifamily
Pass	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Year-to-date period gross write offs	$—	$—	$—	$20	$—	$—	$—	$—	$20
Construction
Pass	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024 (Continued)
Commercial and Industrial
Pass	$46,644	$34,737	$21,700	$7,312	$3,125	$8,044	$347,605	$3,517	$472,684
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8	—	71	—	—	79
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,644	$34,737	$21,700	$7,320	$3,125	$8,115	$347,605	$3,517	$472,763
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$126	$248	$150	$524
Consumer
Residential mortgage
Pass	$37,548	$73,833	$151,922	$73,183	$10,840	$44,727	$—	$—	$392,053
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	403	—	—	403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,548	$73,833	$151,922	$73,183	$10,840	$45,130	$—	$—	$392,456
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$346	$2,914	$4,243	$1,530	$394	$8	$2,157	$—	$11,592
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	23	—	1	—	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346	$2,914	$4,266	$1,530	$395	$8	$2,157	$—	$11,616
Year-to-date period gross write offs	$—	$18	$15	$—	$10	$—	$—	$—	$43
Total loans held-for-investment
Pass	$409,955	$414,885	$585,360	$407,348	$160,811	$253,187	$378,225	$7,652	$2,617,423
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	131	869	1,125	1	4,804	—	—	6,930
Doubtful	—	—	—	—	—	—	—	—	—
Total	$409,955	$415,016	$591,263	$408,473	$160,812	$257,991	$378,225	$7,652	$2,629,387
Year-to-date period gross write offs	$—	$18	$92	$20	$10	$153	$248	$150	$691

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
June 30, 2025
Commercial real estate:
Commercial property	$1,497	$—	$—	$1,497	$—
Business property	1,654	670	126	1,654	126
Total commercial real estate	3,151	670	126	3,151	126
Commercial and industrial	255	146	40	108	—
Consumer:
Residential mortgage	5,526	—	—	5,526	—
Total consumer	5,526	—	—	5,526	—
Total	$8,932	$816	$166	$8,785	$126
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$1,851	$—
Business property	2,336	1,032	38	2,336	38
Total commercial real estate	4,187	1,032	38	4,187	38
Commercial and industrial	79	8	8	79	8
Consumer:
Residential mortgage	403	—	—	403	—
Other consumer	24	24	—	—	—
Total consumer	427	24	—	403	—
Total	$4,693	$1,064	$46	$4,669	$46

There were no nonaccrual loans guaranteed by a U.S. government agency at June 30, 2025 and December 31, 2024.

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

($ in thousands)	Hotel / Motel	Restaurant	Car Wash	Retail	Single Family Residential	Other	Total
June 30, 2025
Commercial real estate:
Commercial property	$1,497	$—	$—	$—	$—	$—	$1,497
Business property	—	384	670	567	—	33	1,654
Total commercial real estate	1,497	384	670	567	—	33	3,151
Commercial and industrial	9	—	—	—	99	—	108
Consumer:
Residential mortgage	—	—	—	—	5,526	—	5,526
Total consumer	—	—	—	—	5,526	—	5,526
Total	$1,506	$384	$670	$567	$5,625	$33	$8,785
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$—	$—	$—	$1,851
Business property	—	—	1,695	606	—	35	2,336
Total commercial real estate	1,851	—	1,695	606	—	35	4,187
Commercial and industrial	11	—	8	—	60	—	79
Consumer:
Residential mortgage	—	—	—	—	403	—	403
Total consumer	—	—	—	—	403	—	403
Total	$1,862	$—	$1,703	$606	$463	$35	$4,669

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
June 30, 2025
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$682	$248	$930	$930
Business property	1,567	—	—	1,567	476	187	899	1,562	3,129
Total commercial real estate	1,567	—	—	1,567	476	869	1,147	2,492	4,059
Commercial and industrial	158	211	—	369	61	37	11	109	478
Consumer:
Residential mortgage	566	—	—	566	376	—	4,869	5,245	5,811
Other consumer	36	15	—	51	—	—	—	—	51
Total consumer	602	15	—	617	376	—	4,869	5,245	5,862
Total	$2,327	$226	$—	$2,553	$913	$906	$6,027	$7,846	$10,399
December 31, 2024
Commercial real estate:
Commercial property	$433	$—	$—	$433	$—	$984	$269	$1,253	$1,686
Business property	333	—	—	333	508	—	698	1,206	1,539
Total commercial real estate	766	—	—	766	508	984	967	2,459	3,225
Commercial and industrial	—	—	—	—	—	71	—	71	71
Consumer:
Residential mortgage	3,679	303	—	3,982	—	403	—	403	4,385
Other consumer	154	—	—	154	—	—	24	24	178
Total consumer	3,833	303	—	4,136	—	403	24	427	4,563
Total	$4,599	$303	$—	$4,902	$508	$1,458	$991	$2,957	$7,859

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
The following tables present loans that the borrowers were both experiencing financial difficulty and modified during the period indicated by loan segments and modification type:

	Three Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
June 30, 2025
Commercial and industrial	$52	$52	0.1%
Total	$52	$52	0.1%
June 30, 2024
Commercial real estate:
Commercial property	$548	$548	0.1%
Business property	1,061	1,061	0.2%
Total commercial real estate	1,609	1,609	0.1%
Total	$1,609	$1,609	0.1%

	Six Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
June 30, 2025
Commercial and industrial	52	52	0.1%
Total	$52	$52	0.1%
June 30, 2024
Commercial real estate:
Commercial property	$548	$548	0.1%
Business property	1,061	1,061	0.2%
Total commercial real estate	1,609	1,609	0.1%
Commercial and industrial	44	44	0.1%
Total	$1,653	$1,653	0.1%

The Company had no commitments to lend to any borrower included in the above table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicates:

	Three Months Ended	Six Months Ended
	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Combination of Other-Than-Insignificant Payment Delay and Term Extension
June 30, 2025
Commercial and industrial	6-month interest-only payment and 6-month term extension	6-month interest-only payment and 6-month term extension
June 30, 2024
Commercial property	6-month fixed payment and 6-month term extension	6-month fixed payment and 6-month term extension
Business property	6-month fixed payment and 6-month term extension	6-month fixed payment and 6-month term extension
Commercial and industrial		6-month interest-only payment and 6-month term extension

The following table presents the performance of loans that the borrowers were both experiencing financial difficulty and modified in the last 12 months:

($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total
June 30, 2025
Commercial real estate:
Business property	$476	$—	$670	$1,146
Total commercial real estate	476	—	670	1,146
Commercial and industrial	52	—	—	52
Total	$528	$—	$670	$1,198
December 31, 2024
Commercial real estate:
Business property	$508	$—	$664	$1,172
Total commercial real estate	508	—	664	1,172
Total	$508	$—	$664	$1,172

Purchases, Sales, and Transfers
The Company had no loans that were transferred from loans held-for-investment to loans held-for-sale during the three and six months ended June 30, 2025 or 2024.
The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three and six months ended June 30, 2025 or 2024.
The Company had no purchases of loans held-for-investment during the three and six months ended June 30, 2025 or 2024.

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	June 30, 2025	December 31, 2024
Commercial real estate:
Commercial property	$—	$3,307
Business property	4,163	713
Total commercial real estate	4,163	4,020
Commercial and industrial	3,970	2,272
Total	$8,133	$6,292

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
Note 5. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of year	$—	$—	$—	$2,558
Additions	—	—	—	—
Sales	—	—	—	(2,558)
Balance at end of year	$—	$—	$—	$—

The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of year	$—	$—	$—	$—
Additions	—	—	—	—
Net direct write-downs and removal from sale	—	—	—	—
Balance at end of year	$—	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net gain on sales	$—	$—	$—	$(13)
Operating expenses, net of rental income	—	—	—	2
Total expenses	$—	$—	$—	$(11)

The Company did not provide loans to finance the sale of its OREO properties during the six months ended June 30, 2024.

Note 6 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $26.9 million and $13.6 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1,465 thousand and $763 thousand, respectively, during the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the Company sold loans of $43.6 million and $33.0 million, respectively, with the servicing rights retained and recognized a net gain on sale of $2.4 million and $1.8 million, respectively. Loan servicing income was $760 thousand and $799 thousand, respectively, for the three months ended June 30, 2025 and 2024, and $1.5 million and $1.7 million, respectively, for the six months ended June 30, 2025 and 2024.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	June 30, 2025				December 31, 2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$36	$5,107	$613	$5,756	$42	$5,226	$569	$5,837
Fair value	$79	$9,132	$1,075	$10,286	$84	$7,750	$894	$8,728
Discount rate	7.85%	13.50%	13.50%		7.85%	12.14%	15.85%
Prepayment speed	14.31%	16.63%	15.90%		13.93%	17.82%	13.02%
Weighted-average remaining life	18.3 years	20.1 years	7.3 years		23.8 years	20.7 years	7.4 years
Underlying loans being serviced	$7,903	$439,822	$67,249	$514,974	$9,072	$445,601	$70,909	$525,582

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended June 30,
	2025				2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$38	$5,085	$508	$5,631	$47	$5,985	$512	$6,544
Additions	—	457	158	615	—	143	37	180
Amortization	(2)	(435)	(53)	(490)	(2)	(472)	(45)	(519)
Balance at end of period	$36	$5,107	$613	$5,756	$45	$5,656	$504	$6,205

	Six Months Ended June 30,
	2025				2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$42	$5,226	$569	$5,837	$49	$6,135	$482	$6,666
Additions	—	731	227	958	—	320	112	432
Amortization	(6)	(850)	(183)	(1,039)	(4)	(799)	(90)	(893)
Impairment	—	—	—	—	—	—	—	—
Balance at end of period	$36	$5,107	$613	$5,756	$45	$5,656	$504	$6,205

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Operating lease cost (1)	$912	$884	$1,873	$1,827
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$885	$853	$1,816	$1,728
Right of use assets obtained in exchange for lease obligations	$878	$—	$2,223	$—
Right of use assets impairment (2)	$82	$—	$228	$—

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
(2)    Included in Other Expense on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	June 30, 2025	December 31, 2024
Operating leases:
Operating lease assets	$17,861	$17,254
Operating lease liabilities	$19,652	$18,671
Weighted-average remaining lease term	7.5 years	7.8 years
Weighted-average discount rate	4.76%	4.72%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	June 30, 2025
Maturities:
2025	$1,852
2026	3,406
2027	3,031
2028	2,920
2029	2,760
After 2029	10,217
Total lease payment	24,186
Imputed Interest	(4,534)
Present value of operating lease liabilities	$19,652

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had a term FHLB advance of $45.0 million with an interest rate of 4.56% and a maturity date of July 7, 2025 (term of 66 days) at June 30, 2025. At December 31, 2024, the Company had no FHLB advances. The Company repaid the advance upon maturity.
At June 30, 2025 and December 31, 2024, loans pledged to secure borrowings from the FHLB were $1.08 billion and $977.6 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $14.8 million and $13.9 million at June 30, 2025 and December 31, 2024, respectively. The Company had additional borrowing capacity of $750.7 million and $722.4 million from the FHLB as of June 30, 2025 and December 31, 2024, respectively.
Federal Reserve Discount Window
The Company had $774.9 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $952.6 million with no outstanding borrowings at June 30, 2025. At December 31, 2024, the Company had $586.5 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $724.0 million with no outstanding borrowings.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company maintained available borrowing capacity of $65.0 million and had no borrowings at June 30, 2025. At December 31, 2024, the Company had an overnight borrowing of $15.0 million with an interest rate of 4.65% and unused borrowing capacity of $50.0 million.

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
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company meet all Threshold Conditions as of June 30, 2025:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,593	$11,484	$18,374
Discount	64,548	57,657	50,767

The Company began paying quarterly dividends on the Series C Preferred Stock beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $87 thousand and $142 thousand for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, Dividends on the Series C Preferred Stock totaled $127 thousand and $142 thousand, respectively.

Stock Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023. On July 25, 2024, the Company announced that the term of the stock repurchase program would be extended to August 1, 2025.
During the six months ended June 30, 2025, the Company repurchased and retired 149,304 shares of common stock at a weighted-average price of $18.24 per share. As of June 30, 2025, the Company was authorized to purchase 428,473 additional shares under the stock repurchase program.
Note 10 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for share-based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of June 30, 2025, there were 382,800 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Share-based compensation expense related to:
Stock options	$69	$72	$137	$144
Restricted stock awards	163	57	325	121
Total share-based compensation expense	$232	$129	$462	$265
Related tax benefits	$61	$29	$122	$63

The following table presents unrecognized share-based compensation expense as of the date indicated:

	June 30, 2025
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$385	1.6 years
Restricted stock awards	1,967	3.3 years
Total unrecognized share-based compensation expense	$2,352	3.0 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended June 30, 2025
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	519,211	$14.45	4.92 years	$2,213
Exercised	(48,054)	$11.11	1.65 years
Outstanding at end of period	471,157	$14.79	4.98 years	$2,917
Exercisable at end of period	299,498	$14.17	3.21 years	$2,039

	Six Months Ended June 30, 2025
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	576,412	$14.20	5.01 years	$3,481
Exercised	(105,255)	$11.57	2.43 years
Outstanding at end of period	471,157	$14.79	4.98 years	$2,917
Exercisable at end of period	299,498	$14.17	3.21 years	$2,039

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	171,659	$15.87	179,659	$15.93
Vested	—	$—	(8,000)	$17.40
Outstanding at end of period	171,659	$15.87	171,659	$15.87

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	114,100	$20.34	119,100	$20.40
Vested	—	$—	(5,000)	$21.96
Outstanding at end of period	114,100	$20.34	114,100	$20.34

Note 11 - Income Taxes
Income tax expense was $3.6 million and $2.5 million, respectively, and the effective tax rate was 28.4% and 28.5%, respectively, for the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, income tax expense was $6.7 million and $4.3 million, respectively, and the effective tax rate was 28.4% and 28.3%, respectively.
At June 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of June 30, 2025, the Company is no longer subject to examination by taxing authorities for tax years before 2021 for federal taxes and before 2020 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.
Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2025	2024	2025	2024
Basic earnings per share:
Net income available to common shareholders	$8,984	$6,139	$16,679	$10,824
Less: income allocated to unvested restricted stock	(72)	(11)	(133)	(20)
Net income allocated to common stock	$8,912	$6,128	$16,546	$10,804
Weighted-average total common shares outstanding	14,327,132	14,262,269	14,356,613	14,262,252
Less: weighted-average unvested restricted stock	(114,100)	(25,186)	(114,127)	(26,001)
Weighted-average common shares outstanding, basic	14,213,032	14,237,083	14,242,486	14,236,251
Basic earnings per share	$0.63	$0.43	$1.16	$0.76
Diluted earnings per share:
Net income allocated to common stock	$8,912	$6,128	$16,546	$10,804
Weighted-average common shares outstanding, basic	14,213,032	14,237,083	14,242,486	14,236,251
Diluted effect of stock options	112,979	75,866	122,509	86,920
Weighted-average common shares outstanding, diluted	14,326,011	14,312,949	14,364,995	14,323,171
Diluted earnings per share	$0.62	$0.43	$1.15	$0.75

There were 60,000 and 286,700 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended June 30, 2025 and 2024, respectively. For six months ended June 30, 2025 and 2024, there were 60,000 and 263,000 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	June 30, 2025		December 31, 2024
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$14,196	$348,490	$12,923	$370,313
Unfunded loan commitments	—	12,255	—	17,339
Standby letters of credit	5,659	1,685	5,279	1,516
Commercial letters of credit	—	74	—	—
Total	$19,855	$362,504	$18,202	$389,168

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of June 30, 2025 and December 31, 2024, the Company maintained an ACL on off-balance sheet credit exposures of $1.3 million and $1.2 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Company and Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of June 30, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject. Historically, the Company has operated under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with total consolidated assets of less than $3.0 billion from the Federal Reserve's risk-based and leverage consolidated capital requirements. Because the Company's total consolidated assets exceeded $3.0 billion as of December 31, 2024, the Company is now subject to the Federal Reserve's consolidated capital requirements separate in addition to those of the Bank. The Company and the Bank’s capital conservation buffers were 6.64% and 6..47%, respectively, as of June 30, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Adequacy Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$313,274	11.14%	$126,539	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	417,232	14.84%	224,957	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	382,415	13.60%	168,718	6.0%	N/A	N/A
Tier 1 capital (to average assets)	382,415	11.81%	129,483	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$372,004	13.23%	$126,492	4.5%	$182,710	6.5%
Total capital (to risk-weighted assets)	406,821	14.47%	224,874	8.0%	281,092	10.0%
Tier 1 capital (to risk-weighted assets)	372,004	13.23%	168,655	6.0%	224,874	8.0%
Tier 1 capital (to average assets)	372,004	11.50%	129,441	4.0%	161,801	5.0%
December 31, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$303,423	11.44%	$119,387	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	404,383	15.24%	212,243	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	372,564	14.04%	159,182	6.0%	N/A	N/A
Tier 1 capital (to average assets)	372,564	12.45%	119,666	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$363,786	13.72%	$119,340	4.5%	$172,380	6.5%
Total capital (to risk-weighted assets)	395,606	14.92%	212,160	8.0%	265,200	10.0%
Tier 1 capital (to risk-weighted assets)	363,786	13.72%	159,120	6.0%	212,160	8.0%
Tier 1 capital (to average assets)	363,786	12.16%	119,636	4.0%	149,545	5.0%

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$30	$19	$59	$50
Account analysis fees	225	231	443	465
Non-sufficient funds charges	95	87	195	176
Other deposit related fees	25	27	50	51
Total service charges and fees on deposits	375	364	747	742
Debit card fees	117	18	203	99
Gain on sale of other real estate owned	—	—	—	13
Wire transfer fees	173	165	326	306
Other service charges	57	58	112	116
Total	$722	$605	$1,388	$1,276

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
The following table presents financial measures the CODM reviews to allocate resources to the Bank as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Interest income	$49,308	$44,945	$96,200	$88,500
Interest expense	23,318	23,210	45,927	45,766
Net interest income	25,990	21,735	50,273	42,734
Gain on sale of loans	1,465	763	2,352	1,841
Other income	1,832	1,722	3,525	3,589
Total revenue, net of interest expense	29,287	24,220	56,150	48,164
Expenses
Provision for credit losses	1,787	259	3,385	1,349
Salaries and employee benefits	8,844	9,225	17,919	18,443
Premises expense	1,831	1,750	3,556	3,557
Depreciation expense	548	550	1,112	1,101
Other expense	3,606	3,650	6,716	8,426
Total expense	16,616	15,434	32,688	32,876
Income before income taxes	12,671	8,786	23,462	15,288
Income taxes	3,600	2,505	6,656	4,322
Net income	$9,071	$6,281	$16,806	$10,966

Earnings per share, diluted	$0.62	$0.43	$1.15	$0.75
Return on average assets	1.13%	0.89%	1.07%	0.78%
Return on average shareholders’ equity	9.76%	7.19%	9.16%	6.29%
Net interest margin	3.33%	3.16%	3.30%	3.13%
Loans held-for-investment growth percentage	2.5%	2.1%	6.3%	5.4%
Total deposits growth percentage	4.0%	0.1%	7.9%	2.3%
Tier 1 leverage ratio (consolidated)	11.81%	12.66%	11.81%	12.66%
ACL on loans to loans held-for-investment	1.20%	1.17%	1.20%	1.17%

Note 17 - Subsequent Events
Dividend Declared on Common Stock
On July 23, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on or about August 15, 2025, to shareholders of record as of the close of business on August 8, 2025.
Extension of Stock Repurchase Plan
On July 23, 2025, the Company’s Board of Directors extended the term of the current stock repurchase program for an additional year, to expire on July 31, 2026. The stock repurchase program, which was first adopted on August 2, 2023 and as previously extended, was scheduled to expire on August 1, 2025.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and six months ended June 30, 2025. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Within the various economic scenarios considered as of June 30, 2025, the quantitative estimate of the ACL would increase by approximately $22.4 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

A portion of the collectively evaluated ACL on loans also includes qualitative adjustments for risk factors not reflected or captured by the quantitative modeled ACL but are relevant in estimating future expected credit losses. Qualitative adjustments may be related to and include, but are not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of ACL model data inputs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Average total shareholders' equity	$372,629	$351,221	$370,184	$350,583
Less: average preferred stock	69,141	69,141	69,141	69,141
Average tangible common equity	$303,488	$282,080	$301,043	$281,442
Net income	$9,071	$6,281	$16,806	$10,966
Annualized return on average shareholders’ equity	9.76%	7.19%	9.16%	6.29%
Net income available to common shareholders	$8,984	$6,139	$16,679	$10,824
Annualized return on average tangible common equity	11.87%	8.75%	11.17%	7.73%

($ in thousands, except per share data)	June 30, 2025	December 31, 2024	June 30, 2024
Total shareholders' equity	$376,500	$363,814	$353,469
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$307,359	$294,673	$284,328
Outstanding common shares	14,336,602	14,380,651	14,254,024
Book value per common share	$26.26	$25.30	$24.80
Tangible common equity per common share	$21.44	$20.49	$19.95
Total assets	$3,305,589	$3,063,971	$2,852,964
Total shareholders' equity to total assets	11.39%	11.87%	12.39%
Tangible common equity to total assets	9.30%	9.62%	9.97%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Selected balance sheet data:
Cash and cash equivalents	$263,567	$177,630	$263,567	$177,630
Securities available-for-sale	154,620	148,009	154,620	148,009
Loans held-for-sale	8,133	2,959	8,133	2,959
Loans held-for-investment	2,795,309	2,449,074	2,795,309	2,449,074
ACL on loans	(33,554)	(28,747)	(33,554)	(28,747)
Total assets	3,305,589	2,852,964	3,305,589	2,852,964
Total deposits	2,822,915	2,406,254	2,822,915	2,406,254
Shareholders’ equity	376,500	353,469	376,500	353,469
Selected income statement data:
Interest income	$49,308	$44,945	$96,200	$88,500
Interest expense	23,318	23,210	45,927	45,766
Net interest income	25,990	21,735	50,273	42,734
Provision for credit losses	1,787	259	3,385	1,349
Noninterest income	3,297	2,485	5,877	5,430
Noninterest expense	14,829	15,175	29,303	31,527
Income before income taxes	12,671	8,786	23,462	15,288
Income tax expense	3,600	2,505	6,656	4,322
Net income	9,071	6,281	16,806	10,966
Preferred stock dividends	87	142	127	142
Net income available to common shareholders	8,984	6,139	16,679	10,824
Per share data:
Earnings per common share, basic	$0.63	$0.43	$1.16	$0.76
Earnings per common share, diluted	0.62	0.43	1.15	0.75
Book value per common share (1)	26.26	24.80	26.26	24.80
Tangible common equity per common share (9)	21.44	19.95	21.44	19.95
Cash dividends declared per common share	0.20	0.18	0.40	0.36
Outstanding share data:
Number of common shares outstanding	14,336,602	14,254,024	14,336,602	14,254,024
Weighted-average common shares outstanding, basic	14,213,032	14,237,083	14,242,486	14,236,251
Weighted-average common shares outstanding, diluted	14,326,011	14,312,949	14,364,995	14,323,171
Selected performance ratios:
Return on average assets (2)	1.13%	0.89%	1.07%	0.78%
Return on average shareholders’ equity (2)	9.76%	7.19%	9.16%	6.29%
Dividend payout ratio (3)	31.75%	41.86%	34.48%	47.37%
Efficiency ratio (4)	50.63%	62.65%	52.19%	65.46%
Yield on average interest-earning assets (2)	6.31%	6.53%	6.32%	6.47%
Cost of average interest-bearing liabilities (2)	4.14%	4.88%	4.21%	4.87%
Net interest spread (2)	2.17%	1.65%	2.11%	1.60%
Net interest margin (2), (5)	3.33%	3.16%	3.30%	3.13%
Total loans to total deposits ratio (6)	99.31%	101.90%	99.31%	101.90%

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Asset quality:
Loans 30 to 89 days past due and still accruing	$2,553	$2,286	$2,553	$2,286
Nonperforming loans (7)	8,932	7,500	8,932	7,500
Nonperforming assets (8)	8,932	7,500	8,932	7,500
Net charge-offs (recoveries)	109	(86)	386	37
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.09%	0.09%	0.09%	0.09%
Nonperforming loans to loans held-for-investment	0.32%	0.31%	0.32%	0.31%
Nonperforming loans to ACL on loans	26.62%	26.09%	26.62%	26.09%
Nonperforming assets to total assets	0.27%	0.26%	0.27%	0.26%
ACL on loans to loans held-for-investment	1.20%	1.17%	1.20%	1.17%
ACL on loans to nonperforming loans	375.66%	383.29%	375.66%	383.29%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.02%	(0.01)%	0.03%	0.01%
Capital ratios:
Shareholders’ equity to total assets	11.39%	12.39%	11.39%	12.39%
Tangible common equity to total assets (9)	9.30%	9.97%	9.30%	9.97%
Average shareholders’ equity to average total assets	11.55%	12.31%	11.71%	12.38%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.14%	11.91%	11.14%	11.91%
Total capital (to risk-weighted assets)	14.84%	15.94%	14.84%	15.94%
Tier 1 capital (to risk-weighted assets)	13.60%	14.71%	13.60%	14.71%
Tier 1 capital (to average assets)	11.81%	12.66%	11.81%	12.66%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.23%	14.38%	13.23%	14.38%
Total capital (to risk-weighted assets)	14.47%	15.60%	14.47%	15.60%
Tier 1 capital (to risk-weighted assets)	13.23%	14.38%	13.23%	14.38%
Tier 1 capital (to average assets)	11.50%	12.37%	11.50%	12.37%

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

Executive Summary
Q2 2025 Financial Highlights
•Net income available for common shareholders was $9.0 million for the three months ended June 30, 2025, an increase of $2.8 million, or 46.3%, from $6.1 million for the three months ended June 30, 2024;
▪Recorded a provision for credit losses of $1.8 million for the three months ended June 30, 2025 compared with $259 thousand for the three months ended June 30, 2024;
▪ACL on loans to loans held-for-investment ratio was 1.20% at June 30, 2025 compared with 1.16% at December 31, 2024;
•Net interest income was $26.0 million for the three months ended June 30, 2025 compared with $21.7 million for the three months ended June 30, 2024. Net interest margin was 3.33% for the three months ended June 30, 2025 compared with 3.16% for the three months ended June 30, 2024;
•Gain on sale of loans was $1.5 million for the three months ended June 30, 2025 compared with $763 thousand for the three months ended June 30, 2024;
•Total assets were $3.31 billion at June 30, 2025, an increase of $241.6 million, or 7.9%, from $3.06 billion at December 31, 2024;
•Loans held-for-investment were $2.80 billion at June 30, 2025, an increase of $165.9 million, or 6.3%, from $2.63 billion at December 31, 2024; and
•Total deposits were $2.82 billion at June 30, 2025, an increase of $207.1 million, or 7.9%, from $2.62 billion at December 31, 2024.
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

The following tables present interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,782,200	$45,478	6.56%	$2,414,824	$40,626	6.77%
Mortgage backed securities	117,987	1,145	3.89%	104,538	911	3.50%
Collateralized mortgage obligation	20,616	203	3.95%	22,992	249	4.36%
SBA loan pool securities	5,368	46	3.44%	6,891	74	4.32%
Municipal bonds - tax exempt (2)	2,379	21	3.54%	3,238	29	3.60%
Corporate bonds	4,705	47	4.01%	4,157	47	4.55%
Interest-bearing deposits in other financial institutions	186,061	2,069	4.46%	199,634	2,736	5.51%
FHLB and other bank stock	14,814	299	8.10%	13,794	273	7.96%
Total interest-earning assets	3,134,130	49,308	6.31%	2,770,068	44,945	6.53%
Noninterest-earning assets:
Cash and due from banks	23,267			23,057
Allowance for credit losses on loans	(31,932)			(28,372)
Other assets	100,930			88,399
Total noninterest earning assets	92,265			83,084
Total assets	$3,226,395			$2,853,152
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$532,842	4,772	3.59%	$473,557	4,876	4.14%
Savings	5,334	4	0.30%	6,899	4	0.23%
Time deposits	1,649,034	17,729	4.31%	1,383,167	17,656	5.13%
Borrowings	71,286	813	4.57%	48,462	674	5.59%
Total interest-bearing liabilities	2,258,496	23,318	4.14%	1,912,085	23,210	4.88%
Noninterest-bearing liabilities:
Demand deposits	533,530			535,508
Other liabilities	61,740			54,338
Total noninterest-bearing liabilities	595,270			589,846
Total liabilities	2,853,766			2,501,931
Shareholders’ equity	372,629			351,221
Total liabilities and shareholders’ equity	$3,226,395			$2,853,152
Net interest income		$25,990			$21,735
Net interest spread (3)			2.17%			1.65%
Net interest margin (4)			3.33%			3.16%
Cost of deposits			3.32%			3.78%
Cost of funds (5)			3.35%			3.81%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $414 thousand and $339 thousand, respectively, and net accretion of discount on loans of $610 thousand and $791 thousand, respectively, are included in the interest income for the three months ended June 30, 2025 and 2024.
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
(6)    Annualized.

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,715,986	$88,504	6.57%	$2,392,426	$79,877	6.71%
Mortgage backed securities	115,420	2,220	3.88%	103,195	1,750	3.41%
Collateralized mortgage obligation	20,821	413	4.00%	23,377	503	4.33%
SBA loan pool securities	5,646	100	3.57%	7,104	152	4.30%
Municipal bonds - tax exempt (2)	2,402	43	3.61%	3,269	57	3.51%
Corporate bonds	4,521	94	4.19%	4,192	94	4.51%
Interest-bearing deposits in other financial institutions	190,671	4,217	4.46%	201,960	5,512	5.49%
FHLB and other bank stock	14,430	609	8.51%	13,255	555	8.42%
Total interest-earning assets	3,069,897	96,200	6.32%	2,748,778	88,500	6.47%
Noninterest-earning assets:
Cash and due from banks	23,958			22,211
Allowance for credit losses on loans	(31,308)			(27,975)
Other assets	99,763			88,592
Total noninterest earning assets	92,413			82,828
Total assets	$3,162,310			$2,831,606
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$508,520	9,069	3.60%	$463,679	9,541	4.14%
Savings	5,472	7	0.26%	6,548	8	0.25%
Time deposits	1,649,844	35,993	4.40%	1,375,190	34,954	5.11%
Borrowings	37,796	858	4.58%	45,324	1,263	5.60%
Total interest-bearing liabilities	2,201,632	45,927	4.21%	1,890,741	45,766	4.87%
Noninterest-bearing liabilities:
Demand deposits	525,126			539,159
Other liabilities	65,368			51,123
Total noninterest-bearing liabilities	590,494			590,282
Total liabilities	2,792,126			2,481,023
Shareholders’ equity	370,184			350,583
Total liabilities and shareholders’ equity	$3,162,310			$2,831,606
Net interest income		$50,273			$42,734
Net interest spread (3)			2.11%			1.60%
Net interest margin (4)			3.30%			3.13%
Cost of deposits			3.38%			3.75%
Cost of funds (5)			3.40%			3.79%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $680 thousand and $673 thousand, respectively, and net accretion of discount on loans of $1.5 million and $1.4 million, respectively, are included in the interest income for the six months ended June 30, 2025 and 2024.
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

	Three Months Ended June 30, 2025 vs. 2024			Six Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$6,343	$(1,491)	$4,852	$10,504	$(1,877)	$8,627
Investment securities	88	64	152	136	178	314
Other interest-earning assets	(175)	(466)	(641)	(288)	(953)	(1,241)
Total interest income	6,256	(1,893)	4,363	10,352	(2,652)	7,700
Interest incurred on:
Savings, NOW, and money market deposits	523	(627)	(104)	938	(1,411)	(473)
Time deposits	9,937	(9,864)	73	6,368	(5,329)	1,039
Borrowings	323	(184)	139	(211)	(194)	(405)
Total interest expense	10,783	(10,675)	108	7,095	(6,934)	161
Change in net interest income	$(4,527)	$8,782	$4,255	$3,257	$4,282	$7,539

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Interest and dividend income:
Loans, including fees	$45,478	$40,626	$4,852	11.9%
Investment securities	1,462	1,310	152	11.6%
Other interest-earning assets	2,368	3,009	(641)	(21.3)%
Total interest income	49,308	44,945	4,363	9.7%
Interest expense:
Deposits	22,505	22,536	(31)	(0.1)%
Borrowings	813	674	139	20.6%
Total interest expense	23,318	23,210	108	0.5%
Net interest income	$25,990	$21,735	$4,255	19.6%

Net interest income increased primarily due to a 13.1% increase in average balance of interest-earning assets and a 74 basis point decrease in average cost, partially offset by an 18.1% increase in average balance of interest-bearing liabilities and a 22 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 15.2% increase in average balance, partially offset by a 21 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates and net accretion of discount on loans, partially offset by an increase in net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 6.5% increase in average balance and a 16 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the three months ended June 30, 2025 and 2024, the average yield on total investment securities was 3.88% and 3.72%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 5.9% decrease in average balance and a 94 basis point decrease in average yield. The decrease in average yield was primarily due to a decrease in interest rate on cash held at the Federal Reserve Bank. For the three months ended June 30, 2025 and 2024, the average yield on total other interest-earning assets was 4.73% and 5.67%, respectively.

Interest expense on deposits decreased primarily due to a 73 basis point decrease in average cost of interest-bearing deposits, partially offset by a 17.4% increase in average balance of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the three months ended June 30, 2025 and 2024, average cost on total interest-bearing deposits was 4.13% and 4.86%, respectively, and average cost on total deposits were 3.32% and 3.78%, respectively.
Interest expense on other borrowings increased primarily due to a 47.1% increase in average balance, partially offset by a 102 basis point decrease in average cost.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table presents the components of net interest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Interest and dividend income:
Loans, including fees	$88,504	$79,877	$8,627	10.8%
Investment securities	2,870	2,556	314	12.3%
Other interest-earning assets	4,826	6,067	(1,241)	(20.5)%
Total interest income	96,200	88,500	7,700	8.7%
Interest expense:
Deposits	45,069	44,503	566	1.3%
Borrowings	858	1,263	(405)	(32.1)%
Total interest expense	45,927	45,766	161	0.4%
Net interest income	$50,273	$42,734	$7,539	17.6%

Net interest income increased primarily due to a 11.7% increase in average balance of interest-earning assets and a 66 basis point decrease in average cost, partially offset by a 16.4% increase in average balance of interest-bearing liabilities and a 15 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 13.5% increase in average balance, partially offset by a 14 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates.
Interest on investment securities increased primarily due to a 5.4% increase in average balance and a 25 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the six months ended June 30, 2025 and 2024, the average yield on total investment securities was 3.89% and 3.64%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 4.7% decrease in average balance and a 93 basis point decrease in average yield. The decrease in average yield was primarily due to a decrease in interest rate on cash held at the Federal Reserve Bank. For the six months ended June 30, 2025 and 2024, the average yield on total other interest-earning assets was 4.74% and 5.67%, respectively.
Interest expense on deposits increased primarily due to a 17.3% increase in average balance of interest-bearing deposits, partially offset by a 65 basis point decrease in average cost of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the six months ended June 30, 2025 and 2024, average cost on total interest-bearing deposits was 4.20% and 4.85%, respectively, and average cost on total deposits were 3.38% and 3.75%, respectively.
Interest expense on other borrowings decreased primarily due to a 16.6% decrease in average balance and a 102 basis point decrease in average cost.

Provision for Credit Losses
The following tables present a composition of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Provision for credit losses on loans	$1,721	$329	$1,392	423.1%
Provision (reversal) for credit losses on off-balance sheet credit exposure	66	(70)	136	NM
Total provision for credit losses	$1,787	$259	$1,528	590.0%

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Provision for credit losses on loans	$3,312	$1,251	$2,061	164.7%
Provision for credit losses on off-balance sheet credit exposure	73	98	(25)	(25.5)%
Total provision for credit losses	$3,385	$1,349	$2,036	150.9%

The provision for credit losses for the three and six months ended June 30, 2025 was primarily due to increases in loans held-for-investment, substandard and nonaccrual loans, net charge-offs, reserves on individually evaluated loans, and quantitatively measured loss reserves, partially offset by a decrease in the qualitative adjustment factors on commercial property loans. See further discussion in “Loans Held-For-Investment and Allowance for Credit Losses.”

Noninterest Income
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Service charges and fees on deposits	$375	$364	$11	3.0%
Loan servicing income	760	799	(39)	(4.9)%
Bank-owned life insurance income	253	236	17	7.2%
Gain on sale of loans	1,465	763	702	92.0%
Other income	444	323	121	37.5%
Total noninterest income	$3,297	$2,485	$812	32.7%

Loan servicing income decreased primarily due to a decrease in servicing fee income, partially offset by a decrease in servicing asset amortization. Servicing asset amortization was $490 thousand and $519 thousand, respectively, for the three months ended June 30, 2025 and 2024.
Gain on sale of loans increased primarily due to an increase in sale volume, partially offset by a decrease in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $26.9 million with a gain of $1.5 million during the three months ended June 30, 2025. During the three months ended June 30, 2024, the Company sold SBA loans of $13.6 million with a gain of $763 thousand.
Other income primarily included wire transfer fees of $173 thousand and $165 thousand, respectively, and debit card interchange fees of $117 thousand and $18 thousand, respectively, for the three months ended June 30, 2025 and 2024.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table presents the components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Service charges and fees on deposits	$747	$742	$5	0.7%
Loan servicing income	1,485	1,718	(233)	(13.6)%
Bank-owned life insurance income	500	464	36	7.8%
Gain on sale of loans	2,352	1,841	511	27.8%
Other income	793	665	128	19.2%
Total noninterest income	$5,877	$5,430	$447	8.2%

Loan servicing income decreased primarily due to a decrease in servicing fee income and an increase in servicing asset amortization. Servicing asset amortization was $1.0 million and $893 thousand, respectively, for the six months ended June 30, 2025 and 2024.
Gain on sale of loans increased primarily due to an increase in sale volume, partially offset by a decrease in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $43.6 million with a gain of $2.4 million during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold SBA loans of $33.0 million with a gain of $1.8 million.
Other income primarily included wire transfer fees of $326 thousand and $306 thousand, respectively, and debit card interchange fees of $203 thousand and $99 thousand, respectively, for the six months ended June 30, 2025 and 2024.

Noninterest Expense
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Salaries and employee benefits	$8,844	$9,225	$(381)	(4.1)%
Occupancy and equipment	2,379	2,300	79	3.4%
Professional fees	805	973	(168)	(17.3)%
Marketing and business promotion	597	318	279	87.7%
Data processing	317	495	(178)	(36.0)%
Director fees and expenses	225	221	4	1.8%
Regulatory assessments	358	327	31	9.5%
Other expenses	1,304	1,316	(12)	(0.9)%
Total noninterest expense	$14,829	$15,175	$(346)	(2.3)%

Salaries and employee benefits decreased primarily due to decreases in salaries, bonus and vacation accruals, as well as an increase in direct loan origination cost, which offsets and defers the recognition of salaries and benefits expense. The number of full-time equivalent employees was 266 at June 30, 2025 compared to 265 at June 30, 2024.
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
Other expenses included $132 thousand and $124 thousand in loan related expenses, $613 thousand and $543 thousand in office expense, and $179 thousand and $210 thousand in armed guard expense for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, the Company recognized an impairment of operating lease assets of $82 thousand for a sublease contract.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table presents the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Salaries and employee benefits	$17,919	$18,443	$(524)	(2.8)%
Occupancy and equipment	4,668	4,658	10	0.2%
Professional fees	1,433	2,057	(624)	(30.3)%
Marketing and business promotion	840	637	203	31.9%
Data processing	650	897	(247)	(27.5)%
Director fees and expenses	451	453	(2)	(0.4)%
Regulatory assessments	702	625	77	12.3%
Other expenses	2,640	3,757	(1,117)	(29.7)%
Total noninterest expense	$29,303	$31,527	$(2,224)	(7.1)%

Salaries and employee benefits decreased primarily due to decreases in salaries and vacation accrual, and an increase in direct loan origination cost, partially offset by an increase in bonus accrual. The number of full-time equivalent employees was 266 at June 30, 2025 compared to 265 at June 30, 2024.
Professional fees decreased primarily due to professional fees incurred during the six months ended June 30, 2024 related to a core system conversion that was completed in April 2024.
Marketing and business promotion expense increased primarily due to an increase in advertisements.
Data processing decreased primarily due to a decreased overall service charges after the core system conversion.
Regulatory assessments increased primarily due to an increase in the balance sheet.
Other expenses included $224 thousand and $218 thousand in loan related expenses, $1.1 million and $1.1 million in office expense, and $362 thousand and $414 thousand in armed guard expense for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company recognized impairments of operating lease assets of $228 thousand for sublease contracts and contingent liabilities for legal settlements of $183 thousand. During the six months ended June 30, 2024, the Company recognized termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guaranty.
Income Tax Expense
Income tax expense was $3.6 million and $2.5 million, respectively, and the effective tax rate was 28.4% and 28.5%, respectively, for the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, income tax expense was $6.7 million and $4.3 million, respectively, and the effective tax rate was 28.4% and 28.3%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities available-for-sale portfolio as of the dates indicated:

	June 30, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$130,228	$122,248	$(7,980)	$123,209	$112,439	$(10,770)
Residential collateralized mortgage obligations	21,263	20,313	(950)	22,753	21,237	(1,516)
SBA loan pool securities	5,048	4,829	(219)	6,328	6,008	(320)
Municipal bonds	2,458	2,409	(49)	2,452	2,420	(32)
Corporate bonds	5,000	4,821	(179)	5,000	4,245	(755)
Total securities available-for-sale	$163,997	$154,620	$(9,377)	$159,742	$146,349	$(13,393)

The fair value of total investment securities available-for-sale were $154.6 million at June 30, 2025, an increase of $8.3 million, or 5.7%, from $146.3 million at December 31, 2024. The increase was primarily due to purchases of $14.9 million and an increase in fair value of securities available-for-sale of $4.0 million, partially offset by principal paydowns of $10.5 million and net premium amortization of $65 thousand.
As of June 30, 2025 and December 31, 2024, 95.5% and 95.3%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of June 30, 2025 and December 31, 2024.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2025 and December 31, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	June 30, 2025
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$12	1.46%	$1,593	1.48%	$8,658	1.91%	$119,965	3.84%	$130,228	3.68%
Residential collateralized mortgage obligations	—	—%	6,358	4.73%	16	2.44%	14,889	3.30%	21,263	3.73%
SBA loan pool securities	152	2.42%	740	4.32%	1,753	2.55%	2,403	3.42%	5,048	3.22%
Municipal bonds	—	—%	83	2.99%	1,500	3.50%	875	3.61%	2,458	3.52%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$164	2.35%	$8,774	4.09%	$16,927	2.66%	$138,132	3.77%	$163,997	3.67%

Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration of premium amortization and discount accretion. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

Loans Held-For-Sale
Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the foreseeable future, subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred to held-for-sale at the lower of cost or fair value. Certain loans are transferred to held-for-sale with write-downs to the allowance for credit losses on loans.
Loans held-for-sale were $8.1 million at June 30, 2025, an increase of $1.8 million, or 29.3%, from $6.3 million at December 31, 2024. The increase was primarily due to new funding of $45.6 million, partially offset by sales of $43.6 million and pay-offs and pay-downs of $166 thousand.
Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$1,010,780	36.3%	$940,931	35.9%
Business property	635,648	22.7%	595,547	22.6%
Multifamily	212,738	7.6%	194,220	7.4%
Construction	27,294	1.0%	21,854	0.8%
Total commercial real estate	1,886,460	67.6%	1,752,552	66.7%
Commercial and industrial	492,857	17.6%	472,763	18.0%
Consumer:
Residential mortgage	406,682	14.5%	392,456	14.9%
Other consumer	9,310	0.3%	11,616	0.4%
Total consumer	415,992	14.8%	404,072	15.3%
Loans held-for-investment	2,795,309	100.0%	2,629,387	100.0%
Allowance for credit losses on loans	(33,554)		(30,628)
Net loans held-for-investment	$2,761,755		$2,598,759

ACL on loans to loans held-for-investment	1.20%		1.16%

Loans held-for-investment were $2.80 billion at June 30, 2025, an increase of $165.9 million, or 6.3%, from $2.63 billion at December 31, 2024. The increase was primarily due to new funding of term loans of $346.0 million and net increase of lines of credit of $16.8 million, partially offset by pay-downs and pay-offs of term loans of $196.4 million and charge-offs of $473 thousand.

The following table presents activities in ACL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
ACL on loans
Balance at beginning of period	$31,942	$28,332	$30,628	$27,533
Charge-offs	(120)	—	(473)	(185)
Recoveries	11	86	87	148
Provision for credit losses on loans	1,721	329	3,312	1,251
Balance at end of period	$33,554	$28,747	$33,554	$28,747
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,197	$1,445	$1,190	$1,277
Provision for credit losses on off-balance sheet credit exposure	66	(70)	73	98
Balance at end of period	$1,263	$1,375	$1,263	$1,375

The increase in overall ACL for the three and six months ended June 30, 2025 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve, as well as net charge-offs and increased reserves on individually evaluated loans, partially offset by a decrease in qualitative adjustment factors in commercial property loans.
The increase in the quantitatively measured loss reserve requirement was primarily due to the worsened year-over-year change in real GDP forecast and the increased unemployment rate forecast. The Company utilizes these forecasts published by the Federal Open Market Committee (“FOMC”). The 2025 year-end year-over-year change in forecasted real GDP decreased to 1.4% in the June 2025 FOMC meeting from 1.7% March 2025 and 2.1% in December 2024. The forecasted year-end national unemployment rate increased to 4.5% in June 2025 FOMC meeting from 4.4% in March 2025 and 4.3% in December 2024. Overall changes in macroeconomic projections resulted the increases of probability of default and loss given default rates across majority of the loan segments leading to higher overall expected loss measurements.
The decrease in the qualitative adjustment factors was primarily due to the credit quality improvements in commercial property loans, partially offset by increased problem loans in business property, and commercial and industrial loans.
Loans individually evaluated for impairment totaled $56.6 million and $52.0 million, respectively, and related reserve totaled $191 thousand and $59 thousand, respectively, at June 30, 2025 and December 31, 2024.
Management believes that the projections used are reasonable and aligns with the Company’s expectation of the economic environment over the next 4 quarters.

The following tables present net charge-offs (recoveries) as a percentage to the average loans held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$896,130	$—	—%	$840,158	$—	—%
Business property	748,641	(1)	(0.01)%	600,435	—	—%
Multifamily	190,955	—	—%	129,307	—	—%
Construction	25,115	—	—%	30,528	—	—%
Total commercial real estate	1,860,841	(1)	(0.01)%	1,600,428	—	—%
Commercial and industrial	487,621	37	0.03%	401,268	(70)	(0.07)%
Consumer:
Residential mortgage	406,559	—	—%	386,490	—	—%
Other consumer	9,932	73	2.94%	19,000	(16)	(0.34)%
Total consumer	416,491	73	0.07%	405,490	(16)	(0.02)%
Total	$2,764,953	$109	0.02%	$2,407,186	$(86)	(0.01)%

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$920,091	$—	—%	$850,151	$—	—%
Business property	681,206	(2)	(0.01)%	586,784	(2)	(0.01)%
Multifamily	194,520	—	—%	131,820	—	—%
Construction	23,852	—	—%	28,659	—	—%
Total commercial real estate	1,819,669	(2)	(0.01)%	1,597,414	(2)	(0.01)%
Commercial and industrial	467,743	317	0.14%	378,117	76	0.04%
Consumer:
Residential mortgage	403,687	—	—%	387,885	—	—%
Other consumer	10,434	71	1.36%	20,026	(37)	(0.37)%
Total consumer	414,121	71	0.03%	407,911	(37)	(0.02)%
Total	$2,701,533	$386	0.03%	$2,383,442	$37	0.01%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2025	December 31, 2024	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$1,497	$1,851	$(354)	(19.1)%
Business property	1,654	2,336	(682)	(29.2)%
Total commercial real estate	3,151	4,187	(1,036)	(24.7)%
Commercial and industrial	255	79	176	222.8%
Consumer:
Residential mortgage	5,526	403	5,123	1,271.2%
Other consumer	—	24	(24)	(100.0)%
Total consumer	5,526	427	5,099	1,194.1%
Total nonaccrual loans	8,932	4,693	4,239	90.3%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans	8,932	4,693	4,239	90.3%
Nonperforming loans held-for-sale	—	—	—	—%
Total nonperforming loans	8,932	4,693	4,239	90.3%
Other real estate owned	—	—	—	—%
Nonperforming assets	$8,932	$4,693	$4,239	90.3%

Nonaccrual loans to loans held-for-investment	0.32%	0.18%
Nonperforming assets to total assets	0.27%	0.15%
ACL on loans to nonaccrual loans	375.66%	652.63%

The increase in nonaccrual loans held-for-investment was primarily due to loans placed on nonaccrual status of $5.8 million, partially offset by paydowns and payoffs of $1.5 million and charge-offs of $1 thousand during the six months ended June 30, 2025.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $189 thousand and $333 thousand would have been recorded during the three and six months ended June 30, 2025, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	June 30, 2025	December 31, 2024	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$575,905	$547,853	$28,052	5.1%
Interest-bearing deposits:
Savings	5,695	5,765	(70)	(1.2)%
NOW	12,765	13,761	(996)	(7.2)%
Retail money market accounts	533,032	447,360	85,672	19.2%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	555,357	493,644	61,713	12.5%
More than $250,000	649,160	605,124	44,036	7.3%
Brokered time deposits	431,000	442,283	(11,283)	(2.6)%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	2,247,010	2,067,938	179,072	8.7%
Total deposits	$2,822,915	$2,615,791	$207,124	7.9%

Estimated total deposits not covered by deposit insurance	$1,164,592	$1,036,451	128,141	12.4%
Estimated time deposits not covered by deposit insurance	$495,704	$459,835	35,869	7.8%

The increase in retail time deposits was primarily due to new accounts of $279.8 million and renewals of the matured accounts of $604.5 million, partially offset by matured and closed accounts of $802.8 million.
As of June 30, 2025 and December 31, 2024, total deposits were comprised of 20.4% and 20.9%, respectively, of noninterest-bearing demand accounts, 19.5% and 17.9%, respectively, of savings, NOW and money market accounts, and 60.1% and 61.2%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $10.3 million and $6.0 million, respectively, at June 30, 2025 and December 31, 2024.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
June 30, 2025
Time deposits of $250,000 or less	$165,088	$389,877	$429,566	$1,826	$986,357
Time deposits of more than $250,000	210,502	214,154	281,459	3,045	709,160
Total	$375,590	$604,031	$711,025	$4,871	$1,695,517
Not covered by deposit insurance	$161,213	$137,765	$194,546	$2,180	$495,704
December 31, 2024
Time deposits of $250,000 or less	$310,662	$286,304	$336,629	$2,332	$935,927
Time deposits of more than $250,000	295,977	138,664	228,533	1,950	665,124
Total	$606,639	$424,968	$565,162	$4,282	$1,601,051
Not covered by deposit insurance	$217,542	$96,493	$144,232	$1,568	$459,835

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $376.5 million at June 30, 2025, an increase of $12.7 million, or 3.5%, from $363.8 million at December 31, 2024. The increase was primarily due to net income of $16.8 million, a decrease in accumulated other comprehensive loss of $2.8 million and proceeds from stock option exercises of $1.2 million, partially offset by dividends declared on common stock of $5.7 million, repurchases of common stock of $2.7 million and preferred stock dividends of $127 thousand.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital adequacy requirements applicable to the Company and the Bank and the minimum capital requirements for the Bank to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
June 30, 2025
Common tier 1 capital (to risk-weighted assets)	11.14%	13.23%	4.5%	6.5%
Total capital (to risk-weighted assets)	14.84%	14.47%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	13.60%	13.23%	6.0%	8.0%
Tier 1 capital (to average assets)	11.81%	11.50%	4.0%	5.0%
December 31, 2024
Common tier 1 capital (to risk-weighted assets)	11.44%	13.72%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.24%	14.92%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.04%	13.72%	6.0%	8.0%
Tier 1 capital (to average assets)	12.45%	12.16%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios adequacy requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffers were 6.64% and 6.47%, respectively, as of June 30, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024.
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
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company meet all Threshold Conditions as of June 30, 2025:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,593	$11,484	$18,374
Discount	64,548	57,657	50,767

The Company began paying quarterly dividends on the Series C Preferred Stock beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $87 thousand and $142 thousand for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, Dividends on the Series C Preferred Stock totaled $127 thousand and $142 thousand, respectively.
Stock Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023. On July 25, 2024, the Company announced that the term of the stock repurchase program would be extended to August 1, 2025.
During the six months ended June 30, 2025, the Company repurchased and retired 149,304 shares of common stock at a weighted-average price of $18.24 per share. As of June 30, 2025, the Company was authorized to purchase 428,473 additional shares under the stock repurchase program.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	June 30, 2025	December 31, 2024	Amount Change	Percentage Change
Cash and cash equivalents	$263,567	$198,792	$64,775	32.6%
Cash and cash equivalents to total assets	8.0%	6.5%
Available borrowing capacity:
FHLB advances	$750,671	$722,439	28,232	3.9%
Federal Reserve Discount Window	774,881	586,525	188,356	32.1%
Overnight federal funds lines	65,000	50,000	15,000	30.0%
Total	$1,590,552	$1,358,964	$231,588	17.0%
Total available borrowing capacity to total assets	48.1%	44.4%

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

	June 30, 2025		December 31, 2024
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$14,196	$348,490	$12,923	$370,313
Unfunded loan commitments	—	12,255	—	17,339
Standby letters of credit	5,659	1,685	5,279	1,516
Commercial letters of credit	—	74	—	—
Total	$19,855	$362,504	$18,202	$389,168

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2025
Time deposits	$1,690,646	$4,699	$172	$—	$1,695,517
FHLB advances	45,000	—	—	—	45,000
Operating leases	3,618	6,159	5,535	8,874	24,186
Total	$1,739,264	$10,858	$5,707	$8,874	$1,764,703
December 31, 2024
Time deposits	$1,596,769	$4,099	$183	$—	$1,601,051
Other short-term borrowings	15,000	—	—	—	15,000
Operating leases	3,397	5,716	4,910	9,111	23,134
Total	$1,615,166	$9,815	$5,093	$9,111	$1,639,185

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
The model incorporates deposit repricing assumptions impacting both consumer and wholesale deposits, deposit behavior assumption related to its non-maturity deposits, and prepayment assumptions related to its loan portfolio. The model modifications incorporated observed pricing and customer behavior in both rising and falling interest rate environments. As part of the Company’s continuous evaluation and periodic enhancements to its NII and EVE calculations, the model is updated annually and was last evaluated during the three months ended September 30, 2024.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	June 30, 2025		December 31, 2024
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	7.9%	(3.6)%	9.5%	(4.1)%
+100	4.0%	(1.3)%	4.7%	(1.9)%
-100	(5.9)%	(1.3)%	(6.2)%	(1.1)%
-200	(12.3)%	(5.4)%	(12.8)%	(4.5)%

On June 18, 2025, the FOMC maintained the upper range of the Fed Funds Target Rate at 4.50%. The FOMC acknowledged that the unemployment rate remains low, labor conditions remain solid, while inflation remains somewhat elevated. They added that while uncertainty about the economic outlook has diminished, they remain elevated. The Committee added that in considering the extent and timing of additional adjustment to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and balance of risks. They are attentive to the risk to both sides of its dual mandate and remain strongly committed to supporting maximum employment and returning inflation to its 2% objective.
As of June 30, 2025, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity analysis, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slight liability sensitive profile. The model result is highly sensitive to deposit behaviors as well as loan prepayment assumptions. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual results may vary from the Company’s EVE sensitivity analysis.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2025 because of a material weakness related to the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weakness in the Company’s internal control over financial reporting:
•The Company has not designed and maintained all applicable internal controls to ensure that unusual or infrequent derivative contracts are evaluated for proper accounting treatment and disclosure.
Management initially identified this material weakness during the preparation of the Company’s financial statements for the three months ended March 31, 2025, as reported in Item 4 to the Company’s Quarterly Report on Form 10-Q/A for such period.
Remediation Plans
Since identifying this material weakness, management has been developing and implementing a remediation plan to address the material weakness, which may include, among other things, having its disclosure committee discuss and review all new unusual or infrequent derivative or financial contracts each quarter and engaging a third party to assist in the evaluation of accounting matters with respect to such transactions that could have a potential impact on the Company’s financial statements.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies for legal claims of $190 thousand at June 30, 2025. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
As disclosed in “Part I - Item 4. Controls and Procedures,” of this Quarterly Report on Form 10-Q, management has identified a material weakness in the Company’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2025. The Company is working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts may place a burden on management and may result in additional expenses.
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
For additional information, see Note 9 to the Company’s Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2025.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From April 1, 2025 to April 30, 2025	98,228	$17.94	98,228	428,873
From May 1, 2025 to May 31, 2025	—	$—	—	428,873
From June 1, 2025 to June 30, 2025	400	$18.98	400	428,473
Total	98,628	$17.95	98,628

During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share.
During the six months ended June 30, 2025, the Company repurchased and retired 149,304 shares of common stock at a weighted-average price of $18.24 per share.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended June 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.1	May 23, 2024
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.1C	Third Amendment to Employee Agreement, dated December 28, 2023, among PCB Bancorp, PCB Bank and Henry Kim	10-Q	001-38621	10.1C	June 9, 2025
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
10.9	ECIP Securities Purchase Option Agreement between PCB Bancorp and the U.S. Department of the Treasury dated January 16, 2025	10-K	001-38621	10.1	March 13, 2025
19	Insider Trading Policy	10-K	001-38621	10.1	March 13, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024	10-K	001-38621	97	March 12, 2024
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	August 8, 2025	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2025	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)