Form 10-Q
period 2025-09-30
PCB BANCORP
filed 2025-11-07
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 31, 2025, the registrant had outstanding 14,260,754 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2025

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$24,366	$27,100
Interest-bearing deposits in other financial institutions	345,132	171,692
Total cash and cash equivalents	369,498	198,792
Securities available-for-sale, at fair value (amortized cost of $158,083 and $159,742, respectively, and allowance for credit losses of $0 and $0, respectively, at September 30, 2025 and December 31, 2024)	150,279	146,349
Loans held-for-sale, at lower of cost or fair value	9,634	6,292
Loans held-for-investment, net of deferred fees and costs	2,752,514	2,629,387
Allowance for credit losses on loans	(32,960)	(30,628)
Net loans held-for-investment	2,719,554	2,598,759
Premises and equipment, net	8,604	8,280
Federal Home Loan Bank and other restricted stock, at cost	14,978	14,042
Bank-owned life insurance	32,525	31,766
Deferred tax assets, net	7,164	7,249
Servicing assets	5,883	5,837
Operating lease assets	17,136	17,254
Accrued interest receivable	10,829	10,466
Other assets	17,422	18,885
Total assets	$3,363,506	$3,063,971
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$551,312	$547,853
Savings, NOW and money market accounts	669,374	466,887
Time deposits of $250,000 or less	961,299	935,927
Time deposits of more than $250,000	731,517	665,124
Total deposits	2,913,502	2,615,791
Other short-term borrowings	—	15,000
Operating lease liabilities	18,961	18,671
Accrued interest payable and other liabilities	46,542	50,695
Total liabilities	2,979,005	2,700,157
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,277,164 and 14,380,651 shares issued and outstanding, respectively, and included 116,900 and 119,100 shares of unvested restricted stock, respectively, at September 30, 2025 and December 31, 2024	140,580	143,195
Retained earnings	180,189	160,797
Accumulated other comprehensive loss, net	(5,409)	(9,319)
Total shareholders’ equity	384,501	363,814
Total liabilities and shareholders’ equity	$3,363,506	$3,063,971

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$46,193	$42,115	$134,697	$121,992
Tax-exempt investment securities	22	24	65	81
Taxable investment securities	1,452	1,360	4,279	3,859
Other interest-earning assets	3,804	2,499	8,630	8,566
Total interest income	51,471	45,998	147,671	134,498
Interest expense:
Deposits	23,995	23,057	69,064	67,560
Borrowings	498	222	1,356	1,485
Total interest expense	24,493	23,279	70,420	69,045
Net interest income	26,978	22,719	77,251	65,453
Provision (reversal) for credit losses	(381)	50	3,004	1,399
Net interest income after provision (reversal) for credit losses	27,359	22,669	74,247	64,054
Noninterest income:
Service charges and fees on deposits	377	399	1,124	1,141
Loan servicing income	719	786	2,204	2,504
Bank-owned life insurance income	259	239	759	703
Gain on sale of loans	1,617	750	3,969	2,591
Other income	442	446	1,235	1,111
Total noninterest income	3,414	2,620	9,291	8,050
Noninterest expense:
Salaries and employee benefits	9,293	8,801	27,212	27,244
Occupancy and equipment	2,372	2,261	7,040	6,919
Professional fees	541	599	1,974	2,656
Marketing and business promotion	669	667	1,509	1,304
Data processing	333	397	983	1,294
Director fees and expenses	223	226	674	679
Regulatory assessments	373	309	1,075	934
Other expense	1,065	1,342	3,705	5,099
Total noninterest expense	14,869	14,602	44,172	46,129
Income before income taxes	15,904	10,687	39,366	25,975
Income tax expense	4,492	2,873	11,148	7,195
Net income	11,412	7,814	28,218	18,780
Preferred stock dividends	86	346	213	488
Net income available to common shareholders	$11,326	$7,468	$28,005	$18,292

Earnings per common share, basic	$0.79	$0.52	$1.95	$1.28
Earnings per common share, diluted	$0.78	$0.52	$1.94	$1.27

Weighted-average common shares outstanding, basic	14,201,054	14,241,014	14,228,524	14,237,851
Weighted-average common shares outstanding, diluted	14,325,956	14,356,384	14,354,284	14,328,510

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$11,412	$7,814	$28,218	$18,780
Other comprehensive income:
Unrealized gain on securities available-for-sale arising during the period	1,573	5,256	5,589	3,527
Income tax expense related to items of other comprehensive income	(454)	(1,552)	(1,679)	(1,050)
Total other comprehensive income, net of tax	1,119	3,704	3,910	2,477
Total comprehensive income	$12,531	$11,518	$32,128	$21,257

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2024	69,141	14,254,024	$69,141	$142,698	$151,781	$(10,151)	$353,469
Comprehensive income
Net income	—	—	—	—	7,814	—	7,814
Other comprehensive income, net of tax	—	—	—	—	—	3,704	3,704
Issuance of restricted stock	—	1,500	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(150)	—	(3)	—	—	(3)
Share-based compensation expense	—	—	—	113	—	—	113
Stock options exercised	—	11,351	—	118	—	—	118
Preferred stock dividends	—	—	—	—	(346)	—	(346)
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(2,569)	—	(2,569)
Balance at September 30, 2024	69,141	14,266,725	$69,141	$142,926	$156,680	$(6,447)	$362,300

Balance at July 1, 2025	69,141	14,336,602	$69,141	$142,152	$171,735	$(6,528)	$376,500
Comprehensive income
Net income	—	—	—	—	11,412	—	11,412
Other comprehensive income, net of tax	—	—	—	—	—	1,119	1,119
Issuance of restricted stock	—	6,200	—	—	—	—	—
Forfeiture of restricted stock	—	(1,200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(300)	—	(7)	—	—	(7)
Repurchase of common stock	—	(106,463)	—	(2,242)	—	—	(2,242)
Share-based compensation expense	—	—	—	227	—	—	227
Stock options exercised	—	42,325	—	450	—	—	450
Preferred stock dividends	—	—	—	—	(86)	—	(86)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(2,872)	—	(2,872)
Balance at September 30, 2025	69,141	14,277,164	$69,141	$140,580	$180,189	$(5,409)	$384,501

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Nine Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	69,141	14,260,440	$69,141	$142,563	$146,092	$(8,924)	$348,872
Comprehensive income (loss)
Net income	—	—	—	—	18,780	—	18,780
Other comprehensive loss, net of tax	—	—	—	—	—	2,477	2,477
Issuance of restricted stock	—	1,500	—	—	—	—	—
Forfeiture of restricted stock	—	(420)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(150)	—	(3)	—	—	(3)
Repurchase of common stock	—	(14,947)	—	(222)	—	—	(222)
Share-based compensation expense	—	—	—	378	—	—	378
Stock options exercised	—	20,302	—	210	—	—	210
Preferred stock dividends	—	—	—	—	(488)	—	(488)
Cash dividends declared on common stock ($0.54 per share)	—	—	—	—	(7,704)	—	(7,704)
Balance at September 30, 2024	69,141	14,266,725	$69,141	$142,926	$156,680	$(6,447)	$362,300

Balance at January 1, 2025	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814
Comprehensive income
Net income	—	—	—	—	28,218	—	28,218
Other comprehensive income, net of tax	—	—	—	—	—	3,910	3,910
Issuance of restricted stock	—	6,200	—	—	—	—	—
Forfeiture of restricted stock	—	(1,200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(300)	—	(7)	—	—	(7)
Repurchase of common stock	—	(255,767)	—	(4,965)	—	—	(4,965)
Share-based compensation expense	—	—	—	689	—	—	689
Stock options exercised	—	147,580	—	1,668	—	—	1,668
Preferred stock dividends	—	—	—	—	(213)	—	(213)
Cash dividends declared on common stock ($0.60 per share)	—	—	—	—	(8,613)	—	(8,613)
Balance at September 30, 2025	69,141	14,277,164	$69,141	$140,580	$180,189	$(5,409)	$384,501

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$28,218	$18,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,677	1,677
Net amortization of premiums on securities	108	123
Net accretion of discounts on loans	(2,045)	(2,137)
Net accretion of deferred loan fees	(1,113)	(919)
Amortization of servicing assets	1,567	1,372
Provision for credit losses	3,004	1,399
Bank-owned life insurance income	(759)	(703)
Deferred tax benefit	(1,594)	(459)
Stock-based compensation	689	378
Gain on sale of loans	(3,969)	(2,591)
Originations of loans held-for-sale	(76,159)	(48,328)
Proceeds from sales of and principal collected on loans held-for-sale	76,692	51,761
Change in accrued interest receivable and other assets	1,491	(3,409)
Change in accrued interest payable and other liabilities	(4,144)	17,818
Net cash provided by operating activities	23,663	34,762
Cash flows from investing activities
Purchase of securities available-for-sale	(14,855)	(14,774)
Proceeds from maturities and paydowns of securities available-for-sale	16,406	13,866
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	—	676
Net change in loans held-for-investment	(122,040)	(141,948)
Purchase of Federal Home Loan Bank stock	(936)	(1,326)
Proceeds from sale of other real estate owned	—	2,571
Purchases of premises and equipment	(2,067)	(4,029)
Net cash used in investing activities	(123,492)	(144,964)
Cash flows from financing activities
Net change in deposits	297,711	108,070
Net change in short-term Federal Home Loan Bank advances and other borrowings	(15,000)	—
Proceeds from long-term Federal Home Loan Bank advances	—	50,000
Repayment of long-term Federal Home Loan Bank advances	—	(89,000)
Stock options exercised	1,668	210
Restricted stock surrendered due to employee tax liability	(7)	(3)
Repurchase of common stock	(4,965)	(222)
Cash dividends paid on preferred stock	(259)	(427)
Cash dividends paid on common stock	(8,613)	(7,704)
Net cash provided by financing activities	270,535	60,924
Net increase (decrease) in cash and cash equivalents	170,706	(49,278)
Cash and cash equivalents at beginning of period	198,792	242,342
Cash and cash equivalents at end of period	$369,498	$193,064

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Interest paid	$64,957	$59,112
Income taxes paid	19,133	4,187
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$—	$676
Loans transferred to other real estate owned	—	94
Right of use assets obtained in exchange for lease obligations	2,223	973

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. As of September 30, 2025, the Bank operated nine full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), one full-service branch in Georgia (Suwanee), and three loan production offices (“LPOs”) in Los Angeles and Orange Counties, California; and Bellevue, Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Adopted Accounting Pronouncements
During the nine months ended September 30, 2025, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$119,320	$—	$119,320
Residential collateralized mortgage obligations	—	19,263	—	19,263
SBA loan pool securities	—	4,428	—	4,428
Municipal bonds	—	2,467	—	2,467
Corporate bonds	—	4,801	—	4,801
Total securities available-for-sale	—	150,279	—	150,279
Total assets measured at fair value on a recurring basis	$—	$150,279	$—	$150,279
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$112,439	$—	$112,439
Residential collateralized mortgage obligations	—	21,237	—	21,237
SBA loan pool securities	—	6,008	—	6,008
Municipal bonds	—	2,420	—	2,420
Corporate bonds	—	4,245	—	4,245
Total securities available-for-sale	—	146,349	—	146,349
Total assets measured at fair value on a recurring basis	$—	$146,349	$—	$146,349
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025
Loans individually evaluated:
Business property	$—	$—	$325	$325
Total loans individually evaluated	—	—	325	325
Total assets measured at fair value on a non-recurring basis	$—	$—	$325	$325
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2024
Loans individually evaluated:
Business property	$—	$—	$994	$994
Total loans individually evaluated	—	—	994	994
Total assets measured at fair value on a non-recurring basis	$—	$—	$994	$994
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Weighted-Average
September 30, 2025
Loans individually evaluated:
Business property	$325	Fair value of collateral	Selling cost	6%
December 31, 2024
Loans individually evaluated:
Business property	$994	Fair value of collateral	Selling Cost	6%

The following table presents gains or losses, including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Loans individually evaluated:
Business property	$(6)	$3	$(132)	$47
Commercial and industrial	—	(1)	(37)	31
Net gains recognized	$(6)	$2	$(169)	$78

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Interest-bearing deposits in other financial institutions	$345,132	$345,132	$345,132	$—	$—
Securities available-for-sale	150,279	150,279	—	150,279	—
Loans held-for-sale	9,634	10,256	—	10,256	—
Net loans held-for-investment	2,719,554	2,709,523	—	—	2,709,523
Federal Home Loan Bank (“FHLB”) and other restricted stock	14,978	N/A	N/A	N/A	N/A
Accrued interest receivable	10,829	10,829	523	515	9,791
Financial liabilities:
Deposits	$2,913,502	$2,924,651	$—	$—	$2,924,651
Accrued interest payable	29,870	29,870	—	—	29,870
December 31, 2024
Financial assets:
Interest-bearing deposits in other financial institutions	$171,692	$171,692	$171,692	$—	$—
Securities available-for-sale	146,349	146,349	—	146,349	—
Loans held-for-sale	6,292	6,783	—	6,783	—
Net loans held-for-investment	2,598,759	2,593,839	—	—	2,593,839
FHLB and other restricted stock	14,042	N/A	N/A	N/A	N/A
Accrued interest receivable	10,466	10,466	139	548	9,779
Financial liabilities:
Deposits	$2,615,791	$2,620,750	$—	$—	$2,620,750
Other short-term borrowings	15,000	15,000	—	15,000	—
Accrued interest payable	24,407	24,407	—	2	24,405

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$125,921	$884	$(7,485)	$119,320
Residential collateralized mortgage obligations	20,071	65	(873)	19,263
SBA loan pool securities	4,631	—	(203)	4,428
Municipal bonds	2,460	8	(1)	2,467
Corporate bonds	5,000	—	(199)	4,801
Total securities available-for-sale	$158,083	$957	$(8,761)	$150,279
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$123,209	$168	$(10,938)	$112,439
Residential collateralized mortgage obligations	22,753	1	(1,517)	21,237
SBA loan pool securities	6,328	—	(320)	6,008
Municipal bonds	2,452	—	(32)	2,420
Corporate bonds	5,000	—	(755)	4,245
Total securities available-for-sale	$159,742	$169	$(13,562)	$146,349

As of September 30, 2025 and December 31, 2024, pledged securities were $74.8 million and $72.5 million, respectively. These securities were pledged as collateral securing deposits from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $515 thousand and $548 thousand at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, there were no holdings of securities available-for-sale of any one issuer, other than U.S. government agencies and U.S. government sponsored enterprise securities, in an amount greater than 10% of shareholders’ equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2025
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	83	83
Five to ten years	6,501	6,310
Greater than ten years	876	875
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	150,623	143,011
Total	$158,083	$150,279

The Company had no proceeds from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2025 or 2024.

The following table presents the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$—	—	$65,031	$(7,485)	112	$65,031	$(7,485)	112
Residential collateralized mortgage obligations	3,130	(7)	3	12,512	(866)	34	15,642	(873)	37
SBA loan pool securities	360	(1)	4	4,068	(202)	12	4,428	(203)	16
Municipal bonds	83	—	1	415	(1)	1	498	(1)	2
Corporate bonds	—	—	—	4,801	(199)	1	4,801	(199)	1
Total securities available-for-sale	$3,573	$(8)	8	$86,827	$(8,753)	160	$90,400	$(8,761)	168
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$26,250	$(392)	17	$67,640	$(10,546)	109	$93,890	$(10,938)	126
Residential collateralized mortgage obligations	4,963	(26)	3	13,375	(1,491)	36	18,338	(1,517)	39
SBA loan pool securities	396	(1)	3	5,316	(319)	13	5,712	(320)	16
Municipal bonds	2,050	(32)	6	—	—	—	2,050	(32)	6
Corporate bonds	—	—	—	4,245	(755)	1	4,245	(755)	1
Total securities available-for-sale	$33,659	$(451)	29	$90,576	$(13,111)	159	$124,235	$(13,562)	188

As of September 30, 2025 and December 31, 2024, 95.3% and 95.3%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of September 30, 2025 and December 31, 2024.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2025 and December 31, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
Commercial real estate:
Commercial property	$1,039,965	$940,931
Business property	639,596	595,547
Multifamily	172,098	194,220
Construction	25,911	21,854
Total commercial real estate	1,877,570	1,752,552
Commercial and industrial	465,424	472,763
Consumer:
Residential mortgage	401,653	392,456
Other consumer	7,867	11,616
Total consumer	409,520	404,072
Loans held-for-investment	2,752,514	2,629,387
Allowance for credit losses on loans	(32,960)	(30,628)
Net loans held-for-investment	$2,719,554	$2,598,759

In the ordinary course of business, the Company may grant loans to certain of its officers and directors, and the companies with which they are associated. As of September 30, 2025 and December 31, 2024, the Company had no such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Provision (reversal) for credit losses on loans	$(428)	$193	$2,884	$1,444
Provision (reversal) for credit losses on off-balance sheet credit exposures	47	(143)	120	(45)
Total provision (reversal) for credit losses	$(381)	$50	$3,004	$1,399

The following tables present the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at July 1, 2025	$10,756	$5,206	$2,993	$79	$11,215	$3,264	$41	$33,554
Charge-offs	—	(307)	—	—	(147)	—	—	(454)
Recoveries	—	1	—	—	287	—	—	288
Provision (reversal) for credit losses on loans	(128)	460	(1,488)	80	883	(250)	15	(428)
Balance at September 30, 2025	$10,628	$5,360	$1,505	$159	$12,238	$3,014	$56	$32,960

Balance at July 1, 2024	$11,900	$4,848	$1,661	$131	$7,186	$2,957	$64	$28,747
Charge-offs	—	(104)	—	—	—	—	(7)	(111)
Recoveries	—	1	—	—	8	—	92	101
Provision (reversal) for credit losses on loans	(1,515)	779	(14)	(38)	1,056	6	(81)	193
Balance at September 30, 2024	$10,385	$5,524	$1,647	$93	$8,250	$2,963	$68	$28,930

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2025	$12,923	$3,967	$2,371	$81	$8,713	$2,506	$67	$30,628
Charge-offs	—	(307)	—	—	(544)	—	(76)	(927)
Recoveries	—	3	—	—	367	—	5	375
Provision (reversal) for credit losses on loans	(2,295)	1,697	(866)	78	3,702	508	60	2,884
Balance at September 30, 2025	$10,628	$5,360	$1,505	$159	$12,238	$3,014	$56	$32,960

Balance at January 1, 2024	$12,665	$4,739	$1,441	$135	$6,245	$2,226	$82	$27,533
Charge-offs	—	(104)	—	—	(155)	—	(37)	(296)
Recoveries	—	3	—	—	87	—	159	249
Provision (reversal) for credit losses on loans	(2,280)	886	206	(42)	2,073	737	(136)	1,444
Balance at September 30, 2024	$10,385	$5,524	$1,647	$93	$8,250	$2,963	$68	$28,930

The decrease in overall ACL for the three months ended September 30, 2025 was primarily due to decreases in loans held-for-investment. The increase for the nine months ended September 30, 2025 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve requirement from the worsened year-over-year change in real GDP forecast and the increased unemployment rate forecast, partially offset by a decrease in qualitative adjustment factors.

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

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of September 30, 2025 and gross write offs for the nine months ended September 30, 2025. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
Commercial Real Estate:
Commercial property
Pass	$207,514	$191,411	$141,636	$244,202	$118,421	$116,990	$13,738	$2,138	$1,036,050
Special mention	—	—	—	924	—	—	—	—	924
Substandard	—	—	120	367	238	2,266	—	—	2,991
Doubtful	—	—	—	—	—	—	—	—	—
Total	$207,514	$191,411	$141,756	$245,493	$118,659	$119,256	$13,738	$2,138	$1,039,965
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$138,560	$91,679	$95,875	$85,952	$120,220	$91,095	$5,558	$3,671	$632,610
Special mention	—	—	—	—	5,553	—	—	—	5,553
Substandard	—	—	—	444	381	608	—	—	1,433
Doubtful	—	—	—	—	—	—	—	—	—
Total	$138,560	$91,679	$95,875	$86,396	$126,154	$91,703	$5,558	$3,671	$639,596
Year-to-date period gross write offs	$—	$—	$—	$307	$—	$—	$—	$—	$307
Multifamily
Pass	$30,853	$30,527	$13,886	$38,781	$37,333	$19,718	$1,000	$—	$172,098
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,853	$30,527	$13,886	$38,781	$37,333	$19,718	$1,000	$—	$172,098
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$—	$9,226	$16,685	$—	$—	$—	$—	$25,911
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$9,226	$16,685	$—	$—	$—	$—	$25,911
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025 (Continued)
Commercial and Industrial
Pass	$25,585	$37,323	$29,090	$17,057	$5,533	$6,962	$326,801	$16,695	$465,046
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	208	—	—	170	—	—	378
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,585	$37,323	$29,298	$17,057	$5,533	$7,132	$326,801	$16,695	$465,424
Year-to-date period gross write offs	$74	$—	$125	$—	$149	$196	$—	$—	$544
Consumer
Residential mortgage
Pass	$48,626	$33,551	$57,822	$140,290	$68,039	$47,955	$—	$—	$396,283
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,726	—	—	644	—	—	5,370
Doubtful	—	—	—	—	—	—	—	—	—
Total	$48,626	$33,551	$62,548	$140,290	$68,039	$48,599	$—	$—	$401,653
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$121	$—	$2,064	$2,445	$627	$72	$2,538	$—	$7,867
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$121	$—	$2,064	$2,445	$627	$72	$2,538	$—	$7,867
Year-to-date period gross write offs	$—	$71	$1	$—	$4	$—	$—	$—	$76
Total loans held-for-investment
Pass	$451,259	$384,491	$349,599	$545,412	$350,173	$282,792	$349,635	$22,504	$2,735,865
Special mention	—	—	—	924	5,553	—	—	—	6,477
Substandard	—	—	5,054	811	619	3,688	—	—	10,172
Doubtful	—	—	—	—	—	—	—	—	—
Total	$451,259	$384,491	$354,653	$547,147	$356,345	$286,480	$349,635	$22,504	$2,752,514
Year-to-date period gross write offs	$74	$71	$126	$307	$153	$196	$—	$—	$927

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2024. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Commercial Real Estate:
Commercial property
Pass	$196,454	$142,455	$259,222	$138,837	$76,462	$102,666	$21,031	$385	$937,512
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	131	399	258	—	2,631	—	—	3,419
Doubtful	—	—	—	—	—	—	—	—	—
Total	$196,454	$142,586	$259,621	$139,095	$76,462	$105,297	$21,031	$385	$940,931
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$93,973	$100,337	$95,024	$148,382	$44,239	$95,372	$6,431	$3,750	$587,508
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	—	447	859	—	1,699	—	—	3,005
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93,973	$100,337	$100,505	$149,241	$44,239	$97,071	$6,431	$3,750	$595,547
Year-to-date period gross write offs	$—	$—	$77	$—	$—	$27	$—	$—	$104
Multifamily
Pass	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Year-to-date period gross write offs	$—	$—	$—	$20	$—	$—	$—	$—	$20
Construction
Pass	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024 (Continued)
Commercial and Industrial
Pass	$46,644	$34,737	$21,700	$7,312	$3,125	$8,044	$347,605	$3,517	$472,684
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8	—	71	—	—	79
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,644	$34,737	$21,700	$7,320	$3,125	$8,115	$347,605	$3,517	$472,763
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$126	$248	$150	$524
Consumer
Residential mortgage
Pass	$37,548	$73,833	$151,922	$73,183	$10,840	$44,727	$—	$—	$392,053
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	403	—	—	403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,548	$73,833	$151,922	$73,183	$10,840	$45,130	$—	$—	$392,456
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$346	$2,914	$4,243	$1,530	$394	$8	$2,157	$—	$11,592
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	23	—	1	—	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346	$2,914	$4,266	$1,530	$395	$8	$2,157	$—	$11,616
Year-to-date period gross write offs	$—	$18	$15	$—	$10	$—	$—	$—	$43
Total loans held-for-investment
Pass	$409,955	$414,885	$585,360	$407,348	$160,811	$253,187	$378,225	$7,652	$2,617,423
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	131	869	1,125	1	4,804	—	—	6,930
Doubtful	—	—	—	—	—	—	—	—	—
Total	$409,955	$415,016	$591,263	$408,473	$160,812	$257,991	$378,225	$7,652	$2,629,387
Year-to-date period gross write offs	$—	$18	$92	$20	$10	$153	$248	$150	$691

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
September 30, 2025
Commercial real estate:
Commercial property	$1,448	$—	$—	$1,448	$—
Business property	962	458	132	962	132
Total commercial real estate	2,410	458	132	2,410	132
Commercial and industrial	378	280	283	305	209
Consumer:
Residential mortgage	5,370	—	—	5,370	—
Total consumer	5,370	—	—	5,370	—
Total	$8,158	$738	$415	$8,085	$341
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$1,851	$—
Business property	2,336	1,032	38	2,336	38
Total commercial real estate	4,187	1,032	38	4,187	38
Commercial and industrial	79	8	8	79	8
Consumer:
Residential mortgage	403	—	—	403	—
Other consumer	24	24	—	—	—
Total consumer	427	24	—	403	—
Total	$4,693	$1,064	$46	$4,669	$46

There were no nonaccrual loans guaranteed by a U.S. government agency at September 30, 2025 and December 31, 2024.

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

($ in thousands)	Hotel / Motel	Restaurant	Car Wash	Retail	Single Family Residential	Other	Total
September 30, 2025
Commercial real estate:
Commercial property	$1,448	$—	$—	$—	$—	$—	$1,448
Business property	—	382	—	547	—	33	962
Total commercial real estate	1,448	382	—	547	—	33	2,410
Commercial and industrial	8	—	—	—	297	—	305
Consumer:
Residential mortgage	—	—	—	—	5,370	—	5,370
Total consumer	—	—	—	—	5,370	—	5,370
Total	$1,456	$382	$—	$547	$5,667	$33	$8,085
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$—	$—	$—	$1,851
Business property	—	—	1,695	606	—	35	2,336
Total commercial real estate	1,851	—	1,695	606	—	35	4,187
Commercial and industrial	11	—	8	—	60	—	79
Consumer:
Residential mortgage	—	—	—	—	403	—	403
Total consumer	—	—	—	—	403	—	403
Total	$1,862	$—	$1,703	$606	$463	$35	$4,669

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
September 30, 2025
Commercial real estate:
Commercial property	$899	$—	$—	$899	$305	$777	$—	$1,082	$1,981
Business property	141	—	—	141	89	—	415	504	645
Total commercial real estate	1,040	—	—	1,040	394	777	415	1,586	2,626
Commercial and industrial	7	—	—	7	105	8	208	321	328
Consumer:
Residential mortgage	430	—	—	430	—	369	2,419	2,788	3,218
Other consumer	71	—	—	71	—	—	—	—	71
Total consumer	501	—	—	501	—	369	2,419	2,788	3,289
Total	$1,548	$—	$—	$1,548	$499	$1,154	$3,042	$4,695	$6,243
December 31, 2024
Commercial real estate:
Commercial property	$433	$—	$—	$433	$—	$984	$269	$1,253	$1,686
Business property	333	—	—	333	508	—	698	1,206	1,539
Total commercial real estate	766	—	—	766	508	984	967	2,459	3,225
Commercial and industrial	—	—	—	—	—	71	—	71	71
Consumer:
Residential mortgage	3,679	303	—	3,982	—	403	—	403	4,385
Other consumer	154	—	—	154	—	—	24	24	178
Total consumer	3,833	303	—	4,136	—	403	24	427	4,563
Total	$4,599	$303	$—	$4,902	$508	$1,458	$991	$2,957	$7,859

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
The following tables present loans that the borrowers were both experiencing financial difficulty and modified during the period indicated by loan segments and modification type:

	Three Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
September 30, 2025
Total	$—	$—	—%
September 30, 2024
Commercial real estate:
Business property	$1,183	$1,183	0.2%
Total commercial real estate	1,183	1,183	0.1%
Total	$1,183	$1,183	0.1%

	Nine Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
September 30, 2025
Commercial and industrial	50	50	0.1%
Total	$50	$50	0.1%
September 30, 2024
Commercial real estate:
Commercial property	$410	$410	0.1%
Business property	2,230	2,230	0.4%
Total commercial real estate	2,640	2,640	0.2%
Commercial and industrial	44	44	0.1%
Total	$2,684	$2,684	0.1%

The Company had no commitments to lend to any borrower included in the above table.
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicates:

	Three Months Ended	Nine Months Ended
	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Combination of Other-Than-Insignificant Payment Delay and Term Extension
September 30, 2025
Commercial and industrial		6-month interest-only payment and 6-month term extension
September 30, 2024
Commercial property		6-month fixed payment and 6-month term extension
Business property	6-month fixed payment and 6-month term extension	6-month fixed payment and 6-month term extension
Commercial and industrial		6-month interest-only payment and 6-month term extension

The following table presents the performance of loans that the borrowers were both experiencing financial difficulty and modified in the last 12 months:

($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total
September 30, 2025
Total	$—	$—	$—	$—
December 31, 2024
Commercial real estate:
Business property	$508	$—	$664	$1,172
Total commercial real estate	508	—	664	1,172
Total	$508	$—	$664	$1,172

Purchases, Sales, and Transfers
The following table presents a summary of loans that were transferred from loans held-for-investment to loans held-for-sale for the periods indicate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Consumer:
Residential mortgage	$—	$676	$—	$676
Total consumer	—	676	—	676
Total	$—	$676	$—	$676

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three and nine months ended September 30, 2025 or 2024.
The Company had no purchases of loans held-for-investment during the three and nine months ended September 30, 2025 or 2024.

Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	September 30, 2025	December 31, 2024
Commercial real estate:
Commercial property	$435	$3,307
Business property	5,927	713
Total commercial real estate	6,362	4,020
Commercial and industrial	3,272	2,272
Total	$9,634	$6,292

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

Note 5. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of year	$—	$—	$—	$2,558
Additions	—	466	—	466
Sales	—	—	—	(2,558)
Balance at end of year	$—	$466	$—	$466

The following table presents activity in OREO valuation allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of year	$—	$—	$—	$—
Additions	—	—	—	—
Net direct write-downs and removal from sale	—	—	—	—
Balance at end of year	$—	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net gain on sales	$—	$—	$—	$(13)
Operating expenses, net of rental income	—	5	—	7
Total expenses	$—	$5	$—	$(6)

The Company did not provide loans to finance the sale of its OREO properties during the nine months ended September 30, 2024.

Note 6 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $29.0 million and $13.5 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.6 million and $750 thousand, respectively, during the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the Company sold loans of $72.6 million and $46.5 million, respectively, with the servicing rights retained and recognized a net gain on sale of $4.0 million and $2.6 million, respectively. Loan servicing income was $719 thousand and $786 thousand, respectively, for the three months ended September 30, 2025 and 2024, and $2.2 million and $2.5 million, respectively, for the nine months ended September 30, 2025 and 2024.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	September 30, 2025				December 31, 2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$36	$5,162	$685	$5,883	$42	$5,226	$569	$5,837
Fair value	$79	$9,152	$1,133	$10,364	$84	$7,750	$894	$8,728
Discount rate	7.85%	13.50%	13.50%		7.85%	12.14%	15.85%
Prepayment speed	13.80%	16.64%	16.00%		13.93%	17.82%	13.02%
Weighted-average remaining life	17.6 years	20.1 years	7.5 years		23.8 years	20.7 years	7.4 years
Underlying loans being serviced	$7,838	$440,584	$69,887	$518,309	$9,072	$445,601	$70,909	$525,582

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended September 30,
	2025				2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$36	$5,107	$613	$5,756	$45	$5,656	$504	$6,205
Additions	—	520	135	655	—	107	69	176
Amortization	—	(465)	(63)	(528)	(2)	(420)	(57)	(479)
Balance at end of period	$36	$5,162	$685	$5,883	$43	$5,343	$516	$5,902

	Nine Months Ended September 30,
	2025				2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$42	$5,226	$569	$5,837	$49	$6,135	$482	$6,666
Additions	—	1,251	362	1,613	—	427	181	608
Amortization	(6)	(1,315)	(246)	(1,567)	(6)	(1,219)	(147)	(1,372)
Balance at end of period	$36	$5,162	$685	$5,883	$43	$5,343	$516	$5,902

Note 7 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Operating lease cost (1)	$960	$889	$2,833	$2,716
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$940	$849	$2,756	$2,577
Right of use assets obtained in exchange for lease obligations	$—	$973	$2,223	$973
Right of use assets impairment (2)	$10	$—	$238	$—

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
(2)    Included in Other Expense on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	September 30, 2025	December 31, 2024
Operating leases:
Operating lease assets	$17,136	$17,254
Operating lease liabilities	$18,961	$18,671
Weighted-average remaining lease term	7.3 years	7.8 years
Weighted-average discount rate	4.79%	4.72%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	September 30, 2025
Maturities:
2025	$912
2026	3,406
2027	3,031
2028	2,920
2029	2,760
After 2029	10,217
Total lease payment	23,246
Imputed Interest	(4,285)
Present value of operating lease liabilities	$18,961

Note 8 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had no FHLB advances at September 30, 2025 and December 31, 2024.
At September 30, 2025 and December 31, 2024, loans pledged to secure borrowings from the FHLB were $1.11 billion and $977.6 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $14.8 million and $13.9 million at September 30, 2025 and December 31, 2024, respectively. The Company had additional borrowing capacity of $826.1 million and $722.4 million from the FHLB as of September 30, 2025 and December 31, 2024, respectively.
Federal Reserve Discount Window
The Company had $808.7 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $1.00 billion with no outstanding borrowings at September 30, 2025. At December 31, 2024, the Company had $586.5 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $724.0 million with no outstanding borrowings.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company maintained available borrowing capacity of $65.0 million and had no borrowings at September 30, 2025. At December 31, 2024, the Company had an overnight borrowing of $15.0 million with an interest rate of 4.65% and unused borrowing capacity of $50.0 million.

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
The Series C Preferred Stock accrued no dividend for the first 24 months following the investment date. Thereafter, the dividend rate is adjusted based on the qualified lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends are payable quarterly in arrears on March 15, June 15, September 15, and December 15.
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
The Series C Preferred Stock may be redeemed at the option of the Company according to its terms on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations.
On January 16, 2025, the Company entered into an ECIP Securities Purchase Option Agreement (the “Option Agreement”) with the U.S. Treasury, which grants the Company the conditional option to repurchase the Series C Preferred Stock during the first 15 years following the Company’s issuance of the Series C Preferred Stock. The Option Agreement provides that if the Company meets certain conditions, the Company or the Company’s qualifying designee may repurchase the Series C Preferred Stock, potentially at a substantial discount (the “Repurchase Option”). The purchase price for the Preferred Stock under the Option Agreement is based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Option Agreement, together with any accrued and unpaid dividends thereon and could represent a discount from the Series C Preferred Stock’s liquidation amount.
The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (“the ECIP Period”) unless and until the Company meets at least one of the following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s total loan originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company meet all Threshold Conditions as of September 30, 2025:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,795	$11,987	$19,179
Discount	64,346	57,154	49,962

The Company began paying quarterly dividends on the Series C Preferred Stock beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $86 thousand and $346 thousand for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, Dividends on the Series C Preferred Stock totaled $213 thousand and $488 thousand, respectively.

Stock Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 authorizing the repurchase of up to 720,000 shares. On July 23, 2025, the Company announced that the term of the stock repurchase program would be extended to July 31, 2026.
During the nine months ended September 30, 2025, the Company repurchased and retired 255,767 shares of common stock at a weighted-average price of $19.41 per share. As of September 30, 2025, the Company was authorized to purchase 322,010 additional shares under the stock repurchase program.
Note 10 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for share-based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of September 30, 2025, there were 377,800 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Share-based compensation expense related to:
Stock options	$69	$69	$206	$213
Restricted stock awards	158	44	483	165
Total share-based compensation expense	$227	$113	$689	$378
Related tax benefits	$60	$26	$182	$89

The following table presents unrecognized share-based compensation expense as of the date indicated:

	September 30, 2025
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$316	1.3 years
Restricted stock awards	1,935	3.1 years
Total unrecognized share-based compensation expense	$2,251	2.8 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended September 30, 2025
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	471,157	$14.79	5.0 years	$2,917
Exercised	(42,325)	$10.64	0.2 years
Outstanding at end of period	428,832	$15.20	5.2 years	$2,488
Exercisable at end of period	260,173	$14.82	3.4 years	$1,609

	Nine Months Ended September 30, 2025
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	576,412	$14.20	5.0 years	$3,481
Exercised	(147,580)	$11.57	1.6 years
Outstanding at end of period	428,832	$15.20	5.2 years	$2,488
Exercisable at end of period	260,173	$14.82	3.4 years	$1,609

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	171,659	$15.87	179,659	$15.93
Vested	(3,000)	$20.28	(11,000)	$18.19
Outstanding at end of period	168,659	$15.79	168,659	$15.79

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	114,100	$20.34	119,100	$20.40
Granted	6,200	$21.91	6,200	$21.91
Vested	(2,200)	$17.61	(7,200)	$20.63
Forfeited	(1,200)	$20.29	(1,200)	$20.29
Outstanding at end of period	116,900	$20.47	116,900	$20.47

Note 11 - Income Taxes
Income tax expense was $4.5 million and $2.9 million, respectively, and the effective tax rate was 28.2% and 26.9%, respectively, for the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, income tax expense was $11.1 million and $7.2 million, respectively, and the effective tax rate was 28.3% and 27.7%, respectively.
At September 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits or related accrued interest.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of September 30, 2025, the Company is no longer subject to examination by taxing authorities for tax years before 2022 for federal taxes and before 2021 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.
Note 12 - Earnings Per Share
The following table presents the computations of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2025	2024	2025	2024
Basic earnings per share:
Net income available to common shareholders	$11,326	$7,468	$28,005	$18,292
Less: income allocated to unvested restricted stock	(91)	(11)	(223)	(31)
Net income allocated to common stock	$11,235	$7,457	$27,782	$18,261
Weighted-average total common shares outstanding	14,315,708	14,262,513	14,342,828	14,262,340
Less: weighted-average unvested restricted stock	(114,654)	(21,499)	(114,304)	(24,489)
Weighted-average common shares outstanding, basic	14,201,054	14,241,014	14,228,524	14,237,851
Basic earnings per share	$0.79	$0.52	$1.95	$1.28
Diluted earnings per share:
Net income allocated to common stock	$11,235	$7,457	$27,782	$18,261
Weighted-average common shares outstanding, basic	14,201,054	14,241,014	14,228,524	14,237,851
Diluted effect of stock options	124,902	115,370	125,760	90,659
Weighted-average common shares outstanding, diluted	14,325,956	14,356,384	14,354,284	14,328,510
Diluted earnings per share	$0.78	$0.52	$1.94	$1.27

There were 35,000 and 291,700 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended September 30, 2025 and 2024, respectively. For nine months ended September 30, 2025 and 2024, there were 55,000 and 283,000 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	September 30, 2025		December 31, 2024
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$13,127	$383,376	$12,923	$370,313
Unfunded loan commitments	—	10,614	—	17,339
Standby letters of credit	5,479	1,595	5,279	1,516
Total	$18,606	$395,585	$18,202	$389,168

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of September 30, 2025 and December 31, 2024, the Company maintained an ACL on off-balance sheet credit exposures of $1.3 million and $1.2 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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

Note 14 - Regulatory Matters
Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, the Company and Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of September 30, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject. Historically, the Company has operated under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with total consolidated assets of less than $3.0 billion from the Federal Reserve's risk-based and leverage consolidated capital requirements. Because the Company's total consolidated assets exceeded $3.0 billion as of December 31, 2024, the Company is now subject to the Federal Reserve's consolidated capital requirements separate in addition to those of the Bank. The Company and the Bank’s capital conservation buffers were 7.02% and 6.85%, respectively, as of September 30, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Adequacy Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$320,083	11.52%	$125,085	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	423,495	15.24%	222,373	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	389,224	14.00%	166,780	6.0%	N/A	N/A
Tier 1 capital (to average assets)	389,224	11.57%	134,543	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$378,284	13.61%	$125,036	4.5%	$180,608	6.5%
Total capital (to risk-weighted assets)	412,555	14.85%	222,287	8.0%	277,859	10.0%
Tier 1 capital (to risk-weighted assets)	378,284	13.61%	166,715	6.0%	222,287	8.0%
Tier 1 capital (to average assets)	378,284	11.25%	134,500	4.0%	168,125	5.0%
December 31, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$303,423	11.44%	$119,387	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	404,383	15.24%	212,243	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	372,564	14.04%	159,182	6.0%	N/A	N/A
Tier 1 capital (to average assets)	372,564	12.45%	119,666	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$363,786	13.72%	$119,340	4.5%	$172,380	6.5%
Total capital (to risk-weighted assets)	395,606	14.92%	212,160	8.0%	265,200	10.0%
Tier 1 capital (to risk-weighted assets)	363,786	13.72%	159,120	6.0%	212,160	8.0%
Tier 1 capital (to average assets)	363,786	12.16%	119,636	4.0%	149,545	5.0%

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
Note 15 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$31	$27	$90	$77
Account analysis fees	217	250	660	715
Non-sufficient funds charges	102	96	297	272
Other deposit related fees	27	26	77	77
Total service charges and fees on deposits	377	399	1,124	1,141
Debit card fees	100	154	303	253
Gain on sale of other real estate owned	—	—	—	13
Wire transfer fees	180	156	506	462
Other service charges	78	61	190	177
Total	$735	$770	$2,123	$2,046

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
The following table presents financial measures the CODM reviews to allocate resources to the Bank as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Interest income	$51,471	$45,998	$147,671	$134,498
Interest expense	24,493	23,279	70,420	69,045
Net interest income	26,978	22,719	77,251	65,453
Gain on sale of loans	1,617	750	3,969	2,591
Other income	1,797	1,870	5,322	5,459
Total revenue, net of interest expense	30,392	25,339	86,542	73,503
Expenses
Provision for credit losses	(381)	50	3,004	1,399
Salaries and employee benefits	9,293	8,801	27,212	27,244
Premises expense	1,807	1,684	5,363	5,242
Depreciation expense	565	577	1,677	1,677
Other expense	3,204	3,540	9,920	11,966
Total expense	14,488	14,652	47,176	47,528
Income before income taxes	15,904	10,687	39,366	25,975
Income taxes	4,492	2,873	11,148	7,195
Net income	$11,412	$7,814	$28,218	$18,780

Earnings per share, diluted	$0.78	$0.52	$1.94	$1.27
Return on average assets	1.35%	1.08%	1.17%	0.88%
Return on average shareholders’ equity	11.92%	8.70%	10.10%	7.11%
Net interest margin	3.28%	3.25%	3.29%	3.17%
Loans held-for-investment growth percentage	(1.5)%	0.7%	4.7%	6.1%
Total deposits growth percentage	3.2%	2.2%	11.4%	4.6%
Tier 1 leverage ratio (consolidated)	11.57%	12.79%	11.57%	12.79%
ACL on loans to loans held-for-investment	1.20%	1.17%	1.20%	1.17%

Note 17 - Subsequent Events
Dividend Declared on Common Stock
On October 22, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on or about November 14, 2025, to shareholders of record as of the close of business on November 7, 2025.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2025. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Within the various economic scenarios considered as of September 30, 2025, the quantitative estimate of the ACL would increase by approximately $18.0 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Average total shareholders' equity	$379,834	$357,376	$373,439	$352,866
Less: average preferred stock	69,141	69,141	69,141	69,141
Average tangible common equity	$310,693	$288,235	$304,298	$283,725
Net income	$11,412	$7,814	$28,218	$18,780
Annualized return on average shareholders’ equity	11.92%	8.70%	10.10%	7.11%
Net income available to common shareholders	$11,326	$7,468	$28,005	$18,292
Annualized return on average tangible common equity	14.46%	10.31%	12.30%	8.61%

($ in thousands, except per share data)	September 30, 2025	December 31, 2024	September 30, 2024
Total shareholders' equity	$384,501	$363,814	$362,300
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$315,360	$294,673	$293,159
Outstanding common shares	14,277,164	14,380,651	14,266,725
Book value per common share	$26.93	$25.30	$25.39
Tangible common equity per common share	$22.09	$20.49	$20.55
Total assets	$3,363,506	$3,063,971	$2,889,833
Total shareholders' equity to total assets	11.43%	11.87%	12.54%
Tangible common equity to total assets	9.38%	9.62%	10.14%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Selected balance sheet data:
Cash and cash equivalents	$369,498	$193,064	$369,498	$193,064
Securities available-for-sale	150,279	147,635	150,279	147,635
Loans held-for-sale	9,634	5,170	9,634	5,170
Loans held-for-investment	2,752,514	2,466,174	2,752,514	2,466,174
ACL on loans	(32,960)	(28,930)	(32,960)	(28,930)
Total assets	3,363,506	2,889,833	3,363,506	2,889,833
Total deposits	2,913,502	2,459,682	2,913,502	2,459,682
Shareholders’ equity	384,501	362,300	384,501	362,300
Selected income statement data:
Interest income	$51,471	$45,998	$147,671	$134,498
Interest expense	24,493	23,279	70,420	69,045
Net interest income	26,978	22,719	77,251	65,453
Provision for credit losses	(381)	50	3,004	1,399
Noninterest income	3,414	2,620	9,291	8,050
Noninterest expense	14,869	14,602	44,172	46,129
Income before income taxes	15,904	10,687	39,366	25,975
Income tax expense	4,492	2,873	11,148	7,195
Net income	11,412	7,814	28,218	18,780
Preferred stock dividends	86	346	213	488
Net income available to common shareholders	11,326	7,468	28,005	18,292
Per share data:
Earnings per common share, basic	$0.79	$0.52	$1.95	$1.28
Earnings per common share, diluted	0.78	0.52	1.94	1.27
Book value per common share (1)	26.93	25.39	26.93	25.39
Tangible common equity per common share (9)	22.09	20.55	22.09	20.55
Cash dividends declared per common share	0.20	0.18	0.60	0.54
Outstanding share data:
Number of common shares outstanding	14,277,164	14,266,725	14,277,164	14,266,725
Weighted-average common shares outstanding, basic	14,201,054	14,241,014	14,228,524	14,237,851
Weighted-average common shares outstanding, diluted	14,325,956	14,356,384	14,354,284	14,328,510
Selected performance ratios:
Return on average assets (2)	1.35%	1.08%	1.17%	0.88%
Return on average shareholders’ equity (2)	11.92%	8.70%	10.10%	7.11%
Dividend payout ratio (3)	25.32%	34.62%	30.77%	42.19%
Efficiency ratio (4)	48.92%	57.63%	51.04%	62.76%
Yield on average interest-earning assets (2)	6.26%	6.58%	6.30%	6.51%
Cost of average interest-bearing liabilities (2)	4.10%	4.85%	4.17%	4.86%
Net interest spread (2)	2.16%	1.73%	2.13%	1.65%
Net interest margin (2), (5)	3.28%	3.25%	3.29%	3.17%
Total loans to total deposits ratio (6)	94.81%	100.47%	94.81%	100.47%

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Asset quality:
Loans 30 to 89 days past due and still accruing	$1,548	$2,994	$1,548	$2,994
Nonperforming loans (7)	8,158	6,614	8,158	6,614
Nonperforming assets (8)	8,158	7,080	8,158	7,080
Net charge-offs	166	10	552	47
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.06%	0.12%	0.06%	0.12%
Nonperforming loans to loans held-for-investment	0.30%	0.27%	0.30%	0.27%
Nonperforming loans to ACL on loans	24.75%	22.86%	24.75%	22.86%
Nonperforming assets to total assets	0.24%	0.24%	0.24%	0.24%
ACL on loans to loans held-for-investment	1.20%	1.17%	1.20%	1.17%
ACL on loans to nonperforming loans	404.02%	437.41%	404.02%	437.41%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.02%	0.01%	0.03%	0.01%
Capital ratios:
Shareholders’ equity to total assets	11.43%	12.54%	11.43%	12.54%
Tangible common equity to total assets (9)	9.38%	10.14%	9.38%	10.14%
Average shareholders’ equity to average total assets	11.32%	12.47%	11.57%	12.41%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.52%	11.92%	11.52%	11.92%
Total capital (to risk-weighted assets)	15.24%	15.88%	15.24%	15.88%
Tier 1 capital (to risk-weighted assets)	14.00%	14.68%	14.00%	14.68%
Tier 1 capital (to average assets)	11.57%	12.79%	11.57%	12.79%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.61%	14.33%	13.61%	14.33%
Total capital (to risk-weighted assets)	14.85%	15.54%	14.85%	15.54%
Tier 1 capital (to risk-weighted assets)	13.61%	14.33%	13.61%	14.33%
Tier 1 capital (to average assets)	11.25%	12.49%	11.25%	12.49%

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

Executive Summary
Q3 2025 Financial Highlights
•Net income available for common shareholders was $11.3 million for the three months ended September 30, 2025, an increase of $3.9 million, or 51.7%, from $7.5 million for the three months ended September 30, 2024;
▪Recorded a provision (reversal) for credit losses of $(381) thousand for the three months ended September 30, 2025 compared with $50 thousand for the three months ended September 30, 2024;
▪ACL on loans to loans held-for-investment ratio was 1.20% at September 30, 2025 compared with 1.16% at December 31, 2024;
•Net interest income was $27.0 million for the three months ended September 30, 2025 compared with $22.7 million for the three months ended September 30, 2024. Net interest margin was 3.28% for the three months ended September 30, 2025 compared with 3.25% for the three months ended September 30, 2024;
•Gain on sale of loans was $1.6 million for the three months ended September 30, 2025 compared with $750 thousand for the three months ended September 30, 2024;
•Total assets were $3.36 billion at September 30, 2025, an increase of $299.5 million, or 9.8%, from $3.06 billion at December 31, 2024;
•Loans held-for-investment were $2.75 billion at September 30, 2025, an increase of $123.1 million, or 4.7%, from $2.63 billion at December 31, 2024; and
•Total deposits were $2.91 billion at September 30, 2025, an increase of $297.7 million, or 11.4%, from $2.62 billion at December 31, 2024.
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

The following tables present interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,784,148	$46,193	6.58%	$2,456,015	$42,115	6.82%
Mortgage backed securities	120,226	1,167	3.85%	111,350	1,000	3.57%
Collateralized mortgage obligation	19,957	197	3.92%	22,661	244	4.28%
SBA loan pool securities	4,686	41	3.47%	6,571	69	4.18%
Municipal bonds - tax exempt (2)	2,411	22	3.62%	2,698	24	3.54%
Corporate bonds	4,804	47	3.88%	4,248	47	4.40%
Interest-bearing deposits in other financial institutions	312,659	3,484	4.42%	161,669	2,202	5.42%
FHLB and other bank stock	14,978	320	8.48%	14,042	297	8.41%
Total interest-earning assets	3,263,869	51,471	6.26%	2,779,254	45,998	6.58%
Noninterest-earning assets:
Cash and due from banks	23,539			24,098
Allowance for credit losses on loans	(33,548)			(28,797)
Other assets	100,728			92,152
Total noninterest earning assets	90,719			87,453
Total assets	$3,354,588			$2,866,707
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$612,527	5,698	3.69%	$496,158	5,129	4.11%
Savings	5,519	3	0.22%	6,204	4	0.26%
Time deposits	1,708,124	18,294	4.25%	1,390,644	17,924	5.13%
Borrowings	43,109	498	4.58%	15,848	222	5.57%
Total interest-bearing liabilities	2,369,279	24,493	4.10%	1,908,854	23,279	4.85%
Noninterest-bearing liabilities:
Demand deposits	541,243			534,761
Other liabilities	64,232			65,716
Total noninterest-bearing liabilities	605,475			600,477
Total liabilities	2,974,754			2,509,331
Shareholders’ equity	379,834			357,376
Total liabilities and shareholders’ equity	$3,354,588			$2,866,707
Net interest income		$26,978			$22,719
Net interest spread (3)			2.16%			1.73%
Net interest margin (4)			3.28%			3.25%
Cost of deposits			3.32%			3.78%
Cost of funds (5)			3.34%			3.79%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $433 thousand and $246 thousand, respectively, and net accretion of discount on loans of $563 thousand and $773 thousand, respectively, are included in the interest income for the three months ended September 30, 2025 and 2024.
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
(6)    Annualized.

	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,738,957	$134,697	6.58%	$2,413,777	$121,992	6.75%
Mortgage backed securities	117,040	3,387	3.87%	105,933	2,750	3.47%
Collateralized mortgage obligation	20,530	610	3.97%	23,137	747	4.31%
SBA loan pool securities	5,322	141	3.54%	6,925	221	4.26%
Municipal bonds - tax exempt (2)	2,405	65	3.61%	3,077	81	3.52%
Corporate bonds	4,617	141	4.08%	4,211	141	4.47%
Interest-bearing deposits in other financial institutions	231,781	7,701	4.44%	188,432	7,714	5.47%
FHLB and other bank stock	14,615	929	8.50%	13,519	852	8.42%
Total interest-earning assets	3,135,267	147,671	6.30%	2,759,011	134,498	6.51%
Noninterest-earning assets:
Cash and due from banks	23,817			22,845
Allowance for credit losses on loans	(32,063)			(28,251)
Other assets	100,101			89,784
Total noninterest earning assets	91,855			84,378
Total assets	$3,227,122			$2,843,389
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$543,570	14,767	3.63%	$474,584	14,670	4.13%
Savings	5,488	10	0.24%	6,432	12	0.25%
Time deposits	1,669,484	54,287	4.35%	1,380,379	52,878	5.12%
Borrowings	39,586	1,356	4.58%	35,427	1,485	5.60%
Total interest-bearing liabilities	2,258,128	70,420	4.17%	1,896,822	69,045	4.86%
Noninterest-bearing liabilities:
Demand deposits	530,558			537,682
Other liabilities	64,997			56,019
Total noninterest-bearing liabilities	595,555			593,701
Total liabilities	2,853,683			2,490,523
Shareholders’ equity	373,439			352,866
Total liabilities and shareholders’ equity	$3,227,122			$2,843,389
Net interest income		$77,251			$65,453
Net interest spread (3)			2.13%			1.65%
Net interest margin (4)			3.29%			3.17%
Cost of deposits			3.36%			3.76%
Cost of funds (5)			3.38%			3.79%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $1.1 million and $919 thousand, respectively, and net accretion of discount on loans of $1.5 million and $2.1 million, respectively, are included in the interest income for the nine months ended September 30, 2025 and 2024.
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

	Three Months Ended September 30, 2025 vs. 2024			Nine Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$5,807	$(1,729)	$4,078	$16,276	$(3,571)	$12,705
Investment securities	45	45	90	181	223	404
Other interest-earning assets	2,177	(872)	1,305	1,697	(1,633)	64
Total interest income	8,029	(2,556)	5,473	18,154	(4,981)	13,173
Interest incurred on:
Savings, NOW, and money market deposits	1,215	(647)	568	1,808	(1,713)	95
Time deposits	4,729	(4,359)	370	10,693	(9,284)	1,409
Borrowings	384	(108)	276	175	(304)	(129)
Total interest expense	6,328	(5,114)	1,214	12,676	(11,301)	1,375
Change in net interest income	$1,701	$2,558	$4,259	$5,478	$6,320	$11,798

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Interest and dividend income:
Loans, including fees	$46,193	$42,115	$4,078	9.7%
Investment securities	1,474	1,384	90	6.5%
Other interest-earning assets	3,804	2,499	1,305	52.2%
Total interest income	51,471	45,998	5,473	11.9%
Interest expense:
Deposits	23,995	23,057	938	4.1%
Borrowings	498	222	276	124.3%
Total interest expense	24,493	23,279	1,214	5.2%
Net interest income	$26,978	$22,719	$4,259	18.7%

Net interest income increased primarily due to a 17.4% increase in average balance of interest-earning assets and a 75 basis point decrease in average cost, partially offset by a 24.1% increase in average balance of interest-bearing liabilities and a 32 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 13.4% increase in average balance, partially offset by a 24 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates and net accretion of discount on loans, partially offset by an increase in net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 3.1% increase in average balance and a 12 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the three months ended September 30, 2025 and 2024, the average yield on total investment securities was 3.85% and 3.73%, respectively.
Interest income on other interest-earning assets increased primarily due to an 86.5% increase in average balance, partially offset by a 105 basis point decrease in average yield. The decrease in average yield was primarily due to a decrease in interest rate on cash held at the Federal Reserve Bank. For the three months ended September 30, 2025 and 2024, the average yield on total other interest-earning assets was 4.61% and 5.66%, respectively.

Interest expense on deposits decreased primarily due to a 76 basis point decrease in average cost of interest-bearing deposits, partially offset by a 22.9% increase in average balance of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the three months ended September 30, 2025 and 2024, average cost on total interest-bearing deposits was 4.09% and 4.85%, respectively, and average cost on total deposits were 3.32% and 3.78%, respectively.
Interest expense on other borrowings increased primarily due to a 172.0% increase in average balance, partially offset by a 99 basis point decrease in average cost.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table presents the components of net interest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Interest and dividend income:
Loans, including fees	$134,697	$121,992	$12,705	10.4%
Investment securities	4,344	3,940	404	10.3%
Other interest-earning assets	8,630	8,566	64	0.7%
Total interest income	147,671	134,498	13,173	9.8%
Interest expense:
Deposits	69,064	67,560	1,504	2.2%
Borrowings	1,356	1,485	(129)	(8.7)%
Total interest expense	70,420	69,045	1,375	2.0%
Net interest income	$77,251	$65,453	$11,798	18.0%

Net interest income increased primarily due to a 13.6% increase in average balance of interest-earning assets and a 69 basis point decrease in average cost, partially offset by a 19.0% increase in average balance of interest-bearing liabilities and a 21 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 13.5% increase in average balance, partially offset by a 17 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates.
Interest on investment securities increased primarily due to a 4.6% increase in average balance and a 20 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the nine months ended September 30, 2025 and 2024, the average yield on total investment securities was 3.87% and 3.67%, respectively.
Interest income on other interest-earning assets increased primarily due to a 22.0% increase in average balance, partially offset by a 99 basis point decrease in average yield. The decrease in average yield was primarily due to a decrease in interest rate on cash held at the Federal Reserve Bank. For the nine months ended September 30, 2025 and 2024, the average yield on total other interest-earning assets was 4.68% and 5.67%, respectively.
Interest expense on deposits increased primarily due to a 19.2% increase in average balance of interest-bearing deposits, partially offset by a 69 basis point decrease in average cost of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the nine months ended September 30, 2025 and 2024, average cost on total interest-bearing deposits was 4.16% and 4.85%, respectively, and average cost on total deposits were 3.36% and 3.76%, respectively.
Interest expense on other borrowings decreased primarily due to a 102 basis point decrease in average cost, partially offset by an 11.7% increase in average balance.

Provision for Credit Losses
The following tables present a composition of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Provision (reversal) for credit losses on loans	$(428)	$193	$(621)	NM
Provision (reversal) for credit losses on off-balance sheet credit exposures	47	(143)	190	NM
Total Provision (reversal) for credit losses	$(381)	$50	$(431)	NM

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Provision for credit losses on loans	$2,884	$1,444	$1,440	99.7%
Provision (reversal) for credit losses on off-balance sheet credit exposures	120	(45)	165	NM
Total provision for credit losses	$3,004	$1,399	$1,605	114.7%

Reversal for credit losses for the three months ended September 30, 2025 was primarily due to decreases in loans held-for-investment. Provision for credit losses for the nine months ended September 30, 2025 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve requirement from the worsened year-over-year change in real GDP forecast and the increased unemployment rate forecast. See further discussion in “Loans Held-For-Investment and Allowance for Credit Losses.”

Noninterest Income
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Service charges and fees on deposits	$377	$399	$(22)	(5.5)%
Loan servicing income	719	786	(67)	(8.5)%
Bank-owned life insurance income	259	239	20	8.4%
Gain on sale of loans	1,617	750	867	115.6%
Other income	442	446	(4)	(0.9)%
Total noninterest income	$3,414	$2,620	$794	30.3%

Loan servicing income decreased primarily due to a decrease in servicing fee income and an increase in servicing asset amortization. Servicing asset amortization was $528 thousand and $479 thousand, respectively, for the three months ended September 30, 2025 and 2024.
Gain on sale of loans increased primarily due to an increase in sale volume, partially offset by a decrease in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $29.0 million with a gain of $1.6 million during the three months ended September 30, 2025. During the three months ended September 30, 2024, the Company sold SBA loans of $13.5 million with a gain of $750 thousand and a residential mortgage loan of $676 thousand at par.
Other income primarily included wire transfer fees of $180 thousand and $156 thousand, respectively, and debit card interchange fees of $100 thousand and $154 thousand, respectively, for the three months ended September 30, 2025 and 2024.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table presents the components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Service charges and fees on deposits	$1,124	$1,141	$(17)	(1.5)%
Loan servicing income	2,204	2,504	(300)	(12.0)%
Bank-owned life insurance income	759	703	56	8.0%
Gain on sale of loans	3,969	2,591	1,378	53.2%
Other income	1,235	1,111	124	11.2%
Total noninterest income	$9,291	$8,050	$1,241	15.4%

Loan servicing income decreased primarily due to a decrease in servicing fee income and an increase in servicing asset amortization. Servicing asset amortization was $1.6 million and $1.4 million, respectively, for the nine months ended September 30, 2025 and 2024.
Gain on sale of loans increased primarily due to an increase in sale volume, partially offset by a decrease in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $72.6 million with a gain of $4.0 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold SBA loans of $46.5 million with a gain of $2.6 million and a residential mortgage loan of $676 thousand at par.
Other income primarily included wire transfer fees of $506 thousand and $462 thousand, respectively, and debit card interchange fees of $303 thousand and $253 thousand, respectively, for the nine months ended September 30, 2025 and 2024.

Noninterest Expense
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Salaries and employee benefits	$9,293	$8,801	$492	5.6%
Occupancy and equipment	2,372	2,261	111	4.9%
Professional fees	541	599	(58)	(9.7)%
Marketing and business promotion	669	667	2	0.3%
Data processing	333	397	(64)	(16.1)%
Director fees and expenses	223	226	(3)	(1.3)%
Regulatory assessments	373	309	64	20.7%
Other expenses	1,065	1,342	(277)	(20.6)%
Total noninterest expense	$14,869	$14,602	$267	1.8%

Salaries and employee benefits increased primarily due to increases in salaries, and bonus and vacation accruals, partially offset by a decrease in direct loan origination cost, which offsets and defers the recognition of salaries and benefits expense. The number of full-time equivalent employees was 270 at September 30, 2025 compared to 264 at September 30, 2024.
Professional fees decreased primarily due to professional fees incurred during the year-ago quarter related to a core system conversion that was completed in April 2024.
Data processing decreased primarily due to a decreased overall service charges after the core system conversion.
Regulatory assessments increased primarily due to an increase in the balance sheet.
Other expenses included $140 thousand and $97 thousand in loan related expenses, $467 thousand and $625 thousand in office expense, and $191 thousand and $221 thousand in armed guard expense for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, the Company recognized an impairment of operating lease assets of $10 thousand for a sublease contract.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table presents the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Salaries and employee benefits	$27,212	$27,244	$(32)	(0.1)%
Occupancy and equipment	7,040	6,919	121	1.7%
Professional fees	1,974	2,656	(682)	(25.7)%
Marketing and business promotion	1,509	1,304	205	15.7%
Data processing	983	1,294	(311)	(24.0)%
Director fees and expenses	674	679	(5)	(0.7)%
Regulatory assessments	1,075	934	141	15.1%
Other expenses	3,705	5,099	(1,394)	(27.3)%
Total noninterest expense	$44,172	$46,129	$(1,957)	(4.2)%

Salaries and employee benefits decreased primarily due to decreases in salaries and an increase in direct loan origination cost, partially offset by an increase in bonus accrual. The number of full-time equivalent employees was 270 at September 30, 2025 compared to 264 at September 30, 2024.
Professional fees decreased primarily due to professional fees incurred during the nine months ended September 30, 2024 related to a core system conversion that was completed in April 2024, partially offset by professional fees incurred during the three months ended June 30, 2025 related to evaluating the accounting for a preferred stock purchase option.
Marketing and business promotion expense increased primarily due to an increase in advertisements.
Data processing decreased primarily due to a decreased overall service charges after the core system conversion.
Regulatory assessments increased primarily due to an increase in the balance sheet.
Other expenses included $364 thousand and $315 thousand in loan related expenses, $1.6 million and $1.7 million in office expense, and $553 thousand and $635 thousand in armed guard expense for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company recognized impairments of operating lease assets of $238 thousand for sublease contracts and contingent liabilities for legal settlements of $183 thousand. During the nine months ended September 30, 2024, the Company recognized termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guaranty.
Income Tax Expense
Income tax expense was $4.5 million and $2.9 million, respectively, and the effective tax rate was 28.2% and 26.9%, respectively, for the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, income tax expense was $11.1 million and $7.2 million, respectively, and the effective tax rate was 28.3% and 27.7%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities available-for-sale portfolio as of the dates indicated:

	September 30, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Loss
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$125,921	$119,320	$(6,601)	$123,209	$112,439	$(10,770)
Residential collateralized mortgage obligations	20,071	19,263	(808)	22,753	21,237	(1,516)
SBA loan pool securities	4,631	4,428	(203)	6,328	6,008	(320)
Municipal bonds	2,460	2,467	7	2,452	2,420	(32)
Corporate bonds	5,000	4,801	(199)	5,000	4,245	(755)
Total securities available-for-sale	$158,083	$150,279	$(7,804)	$159,742	$146,349	$(13,393)

The fair value of total investment securities available-for-sale were $150.3 million at September 30, 2025, an increase of $3.9 million, or 2.7%, from $146.3 million at December 31, 2024. The increase was primarily due to purchases of $14.9 million and an increase in fair value of securities available-for-sale of $5.6 million, partially offset by principal paydowns of $16.4 million and net premium amortization of $108 thousand.
As of September 30, 2025 and December 31, 2024, 95.3% and 95.3%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of September 30, 2025 and December 31, 2024.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2025 and December 31, 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	September 30, 2025
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$12	1.36%	$1,709	1.53%	$10,747	1.75%	$113,453	3.90%	$125,921	3.68%
Residential collateralized mortgage obligations	—	—%	5,753	4.64%	9	2.44%	14,309	3.29%	20,071	3.67%
SBA loan pool securities	—	—%	690	4.31%	1,676	2.55%	2,265	3.40%	4,631	3.23%
Municipal bonds	—	—%	83	3.00%	1,501	3.50%	876	3.68%	2,460	3.55%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$12	1.36%	$8,235	3.95%	$18,933	2.49%	$130,903	3.82%	$158,083	3.67%

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
Loans held-for-sale were $9.6 million at September 30, 2025, an increase of $3.3 million, or 53.1%, from $6.3 million at December 31, 2024. The increase was primarily due to new funding of $76.2 million, partially offset by sales of $72.6 million and pay-offs and pay-downs of $248 thousand.
Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2025		December 31, 2024
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$1,039,965	37.8%	$940,931	35.9%
Business property	639,596	23.2%	595,547	22.6%
Multifamily	172,098	6.3%	194,220	7.4%
Construction	25,911	0.9%	21,854	0.8%
Total commercial real estate	1,877,570	68.2%	1,752,552	66.7%
Commercial and industrial	465,424	16.9%	472,763	18.0%
Consumer:
Residential mortgage	401,653	14.6%	392,456	14.9%
Other consumer	7,867	0.3%	11,616	0.4%
Total consumer	409,520	14.9%	404,072	15.3%
Loans held-for-investment	2,752,514	100.0%	2,629,387	100.0%
Allowance for credit losses on loans	(32,960)		(30,628)
Net loans held-for-investment	$2,719,554		$2,598,759

ACL on loans to loans held-for-investment	1.20%		1.16%

Loans held-for-investment were $2.75 billion at September 30, 2025, an increase of $123.1 million, or 4.7%, from $2.63 billion at December 31, 2024. The increase was primarily due to new funding of term loans of $443.1 million and net increase of lines of credit of $19.3 million, partially offset by pay-downs and pay-offs of term loans of $299.8 million and charge-offs of $927 thousand.

The following table presents activities in ACL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
ACL on loans
Balance at beginning of period	$33,554	$28,747	$30,628	$27,533
Charge-offs	(454)	(111)	(927)	(296)
Recoveries	288	101	375	249
Provision for credit losses on loans	(428)	193	2,884	1,444
Balance at end of period	$32,960	$28,930	$32,960	$28,930
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,263	$1,375	$1,190	$1,277
Provision for credit losses on off-balance sheet credit exposure	47	(143)	120	(45)
Balance at end of period	$1,310	$1,232	$1,310	$1,232

The decrease for the three months ended September 30, 2025 was primarily due to decreases in loans held-for-investment.
The increase for the nine months ended September 30, 2025 was primarily due to increases in loans held-for-investment and quantitatively measured loss reserve requirement from the worsened year-over-year change in real GDP forecast and the increased unemployment rate forecast. The increase in the quantitatively measured loss reserve requirement was primarily due to the worsened year-over-year change in real GDP forecast and the increased unemployment rate forecast. The Company utilizes these forecasts published by the Federal Open Market Committee (“FOMC”). The 2025 year-end year-over-year change in forecasted real GDP decreased to 1.6% in the September 2025 FOMC meeting from 2.1% in December 2024. The forecasted year-end national unemployment rate increased to 4.5% in September 2025 FOMC meeting from 4.3% in December 2024. Overall changes in macroeconomic projections resulted in the increases of probability of default and loss given default rates across majority of the loan segments leading to higher overall expected loss measurements.
Loans individually evaluated for impairment totaled $51.5 million and $52.0 million, respectively, and related reserve totaled $426 thousand and $59 thousand, respectively, at September 30, 2025 and December 31, 2024.
Management believes that the projections used are reasonable and align with the Company’s expectation of the economic environment over the next 4 quarters.

The following tables present net charge-offs (recoveries) as a percentage to the average loans held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$927,979	$—	—%	$840,158	$—	—%
Business property	763,592	306	0.15%	600,435	103	0.07%
Multifamily	166,206	—	—%	129,307	—	—%
Construction	27,636	—	—%	30,528	—	—%
Total commercial real estate	1,885,413	306	0.05%	1,600,428	103	0.03%
Commercial and industrial	471,871	(140)	(0.12)%	401,268	(8)	(0.01)%
Consumer:
Residential mortgage	402,225	—	—%	386,490	—	—%
Other consumer	8,668	—	—%	19,000	(85)	(1.79)%
Total consumer	410,893	—	—%	405,490	(85)	(0.08)%
Total	$2,768,177	$166	0.02%	$2,407,186	$10	0.01%

	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$922,750	$—	—%	$854,822	$—	—%
Business property	708,970	304	0.06%	584,282	101	0.02%
Multifamily	184,978	—	—%	146,934	—	—%
Construction	25,127	—	—%	27,756	—	—%
Total commercial real estate	1,841,825	304	0.02%	1,613,794	101	0.01%
Commercial and industrial	469,134	177	0.05%	386,714	68	0.02%
Consumer:
Residential mortgage	403,195	—	—%	386,845	—	—%
Other consumer	9,839	71	0.96%	18,334	(122)	(0.89)%
Total consumer	413,034	71	0.02%	405,179	(122)	(0.04)%
Total	$2,723,993	$552	0.03%	$2,405,687	$47	0.01%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2025	December 31, 2024	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$1,448	$1,851	$(403)	(21.8)%
Business property	962	2,336	(1,374)	(58.8)%
Total commercial real estate	2,410	4,187	(1,777)	(42.4)%
Commercial and industrial	378	79	299	378.5%
Consumer:
Residential mortgage	5,370	403	4,967	1,232.5%
Other consumer	—	24	(24)	(100.0)%
Total consumer	5,370	427	4,943	1,157.6%
Total nonaccrual loans	8,158	4,693	3,465	73.8%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans	8,158	4,693	3,465	73.8%
Nonperforming loans held-for-sale	—	—	—	—%
Total nonperforming loans	8,158	4,693	3,465	73.8%
Other real estate owned	—	—	—	—%
Nonperforming assets	$8,158	$4,693	$3,465	73.8%

Nonaccrual loans to loans held-for-investment	0.30%	0.18%
Nonperforming assets to total assets	0.24%	0.15%
ACL on loans to nonaccrual loans	404.02%	652.63%

The increase in nonaccrual loans held-for-investment was primarily due to loans placed on nonaccrual status of $6.0 million, partially offset by paydowns and payoffs of $2.1 million and charge-offs of $377 thousand during the nine months ended September 30, 2025.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $177 thousand and $509 thousand would have been recorded during the three and nine months ended September 30, 2025, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	September 30, 2025	December 31, 2024	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$551,312	$547,853	$3,459	0.6%
Interest-bearing deposits:
Savings	5,287	5,765	(478)	(8.3)%
NOW	13,411	13,761	(350)	(2.5)%
Retail money market accounts	650,675	447,360	203,315	45.4%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	580,300	493,644	86,656	17.6%
More than $250,000	671,516	605,124	66,392	11.0%
Brokered time deposits	381,000	442,283	(61,283)	(13.9)%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	2,362,190	2,067,938	294,252	14.2%
Total deposits	$2,913,502	$2,615,791	$297,711	11.4%

Estimated total deposits not covered by deposit insurance	$1,275,127	$1,036,451	238,676	23.0%
Estimated time deposits not covered by deposit insurance	$519,787	$459,835	59,952	13.0%

The increase in retail time deposits was primarily due to new accounts of $394.8 million and renewals of the matured accounts of $845.2 million, partially offset by matured and closed accounts of $1.12 billion.
As of September 30, 2025 and December 31, 2024, total deposits were comprised of 18.9% and 20.9%, respectively, of noninterest-bearing demand accounts, 23.0% and 17.9%, respectively, of savings, NOW and money market accounts, and 58.1% and 61.2%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $10.4 million and $6.0 million, respectively, at September 30, 2025 and December 31, 2024.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
September 30, 2025
Time deposits of $250,000 or less	$395,734	$238,002	$326,432	$1,131	$961,299
Time deposits of more than $250,000	226,890	293,366	208,738	2,523	731,517
Total	$622,624	$531,368	$535,170	$3,654	$1,692,816
Not covered by deposit insurance	$149,730	$219,945	$148,024	$2,088	$519,787
December 31, 2024
Time deposits of $250,000 or less	$310,662	$286,304	$336,629	$2,332	$935,927
Time deposits of more than $250,000	295,977	138,664	228,533	1,950	665,124
Total	$606,639	$424,968	$565,162	$4,282	$1,601,051
Not covered by deposit insurance	$217,542	$96,493	$144,232	$1,568	$459,835

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $384.5 million at September 30, 2025, an increase of $20.7 million, or 5.7%, from $363.8 million at December 31, 2024. The increase was primarily due to net income of $28.2 million, a decrease in accumulated other comprehensive loss of $3.9 million and proceeds from stock option exercises of $1.7 million, partially offset by dividends declared on common stock of $8.6 million, repurchases of common stock of $5.0 million and preferred stock dividends of $213 thousand.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital adequacy requirements applicable to the Company and the Bank and the minimum capital requirements for the Bank to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
September 30, 2025
Common tier 1 capital (to risk-weighted assets)	11.52%	13.61%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.24%	14.85%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.00%	13.61%	6.0%	8.0%
Tier 1 capital (to average assets)	11.57%	11.25%	4.0%	5.0%
December 31, 2024
Common tier 1 capital (to risk-weighted assets)	11.44%	13.72%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.24%	14.92%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.04%	13.72%	6.0%	8.0%
Tier 1 capital (to average assets)	12.45%	12.16%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios adequacy requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffers were 7.02% and 6.85%, respectively, as of September 30, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024.
Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment qualifies as tier 1 capital for purposes of the bank regulatory capital requirements.
The Series C Preferred Stock accrued no dividend for the first 24 months following the investment date. Thereafter, the dividend rate is adjusted based on the qualified lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends are payable quarterly in arrears on March 15, June 15, September 15, and December 15.
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
The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (“the ECIP Period”) unless and until the Company meets at least one of the following Threshold Conditions: (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s total loan originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company meet all Threshold Conditions as of September 30, 2025:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,795	$11,987	$19,179
Discount	64,346	57,154	49,962

The Company began paying quarterly dividends on the Series C Preferred Stock beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $86 thousand and $346 thousand for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, Dividends on the Series C Preferred Stock totaled $213 thousand and $488 thousand, respectively.
Stock Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 authorizing the repurchase of up to 720,000 shares. On July 23, 2025, the Company announced that the term of the stock repurchase program would be extended to July 31, 2026.
During the nine months ended September 30, 2025, the Company repurchased and retired 255,767 shares of common stock at a weighted-average price of $19.41 per share. As of September 30, 2025, the Company was authorized to purchase 322,010 additional shares under the stock repurchase program.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	September 30, 2025	December 31, 2024	Amount Change	Percentage Change
Cash and cash equivalents	$369,498	$198,792	$170,706	85.9%
Cash and cash equivalents to total assets	11.0%	6.5%
Available borrowing capacity:
FHLB advances	$826,136	$722,439	103,697	14.4%
Federal Reserve Discount Window	808,651	586,525	222,126	37.9%
Overnight federal funds lines	65,000	50,000	15,000	30.0%
Total	$1,699,787	$1,358,964	$340,823	25.1%
Total available borrowing capacity to total assets	50.5%	44.4%

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

	September 30, 2025		December 31, 2024
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$13,127	$383,376	$12,923	$370,313
Unfunded loan commitments	—	10,614	—	17,339
Standby letters of credit	5,479	1,595	5,279	1,516
Total	$18,606	$395,585	$18,202	$389,168

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2025
Time deposits	$1,689,162	$3,526	$128	$—	$1,692,816
Operating leases	3,509	6,055	5,445	8,237	23,246
Total	$1,692,671	$9,581	$5,573	$8,237	$1,716,062
December 31, 2024
Time deposits	$1,596,769	$4,099	$183	$—	$1,601,051
Other short-term borrowings	15,000	—	—	—	15,000
Operating leases	3,397	5,716	4,910	9,111	23,134
Total	$1,615,166	$9,815	$5,093	$9,111	$1,639,185

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	September 30, 2025		December 31, 2024
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	7.0%	(3.5)%	9.5%	(4.1)%
+100	3.5%	(1.1)%	4.7%	(1.9)%
-100	(5.8)%	(1.3)%	(6.2)%	(1.1)%
-200	(11.6)%	(5.0)%	(12.8)%	(4.5)%

On September 17, 2025, the FOMC lowered the upper range of the Fed Funds Target Rate to 4.25%. The Committee noted that recent indicators suggest growth of economic activity moderated in the first half of the year. Job gains have slowed, and unemployment rate has edged up but remain low. They added that uncertainty about the economic outlook remains elevated. The Committee remains attentive to the risks to both sides of its dual mandate but judges that downside risks to employment have risen. The Committee added that in considering the extent and timing of additional adjustment to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and balance of risks.
As of September 30, 2025, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to increase when interest rates rise, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity analysis, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slight liability sensitive profile. The model result is highly sensitive to deposit behaviors as well as loan prepayment assumptions. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual results may vary from the Company’s EVE sensitivity analysis.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2025 because of a material weakness related to the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weakness in the Company’s internal control over financial reporting:
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
Remediation Plans
Since identifying this material weakness, management has been developing and implementing a remediation plan to address the material weakness, which may include, among other things, having its Controller's office search and review all contract with potential accounting implication and disclosure committee discuss and review all new unusual or infrequent derivative or financial contracts each quarter, and engaging a third party to assist in the evaluation of accounting matters with respect to such transactions that could have a potential impact on the Company’s financial statements.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies for legal claims of $190 thousand at September 30, 2025. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
As disclosed in “Part I - Item 4. Controls and Procedures,” of this Quarterly Report on Form 10-Q, management has identified a material weakness in the Company’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2025. The Company is working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts may place a burden on management and may result in additional expenses.
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
For additional information, see Note 9 to the Company’s Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2025.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From July 1, 2025 to July 31, 2025	—	$—	—	428,473
From August 1, 2025 to August 31, 2025	85,812	$21.02	85,812	342,661
From September 1, 2025 to September 30, 2025	20,651	$21.24	20,651	322,010
Total	106,463	$21.06	106,463

During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share.
During the nine months ended September 30, 2025, the Company repurchased and retired 255,767 shares of common stock at a weighted-average price of $19.41 per share.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended September 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

PCB Bancorp

Date:	November 7, 2025	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2025	/s/ Timothy Chang
Timothy Chang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)