Form 10-K
period 2025-12-31
PCB BANCORP
filed 2026-03-16
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $225.1 million. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
As of February 28, 2026, the registrant had outstanding 14,225,579 shares of common stock.
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PCB Bancorp and Subsidiary
Annual Report on Form 10-K
December 31, 2025

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
•the effects of sanctions, tariffs and other trade policies of the United States (“U.S.”) and its global trading partners and trade tensions related to the same;
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
•our ability to satisfy the lending and other conditions necessary to repurchase our Series C Preferred Stock under our Option Agreement with the U.S. Treasury and to qualify to pay a lower rate of dividends on such preferred stock; and

•changes in federal tax laws or policies.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” included in this Annual Report on Form 10-K and our other documents filed with the U.S. Securities Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
As of December 31, 2025, the Bank is a single operating segment that operates nine full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and one full-service branch in Georgia (Suwanee). The Bank also has loan originators of primarily SBA loans in Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
Legal Lending Limits
With certain exceptions, the Bank is permitted under the applicable laws to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital, allowance for credit losses (“ACL”) on loans, and certain capital notes and debentures issued by the Bank. As of December 31, 2025, the Bank’s lending limit was approximately $61.8 million per borrower for unsecured loans. In addition to unsecured loans, the Bank is permitted to make collateral-secured loans in an additional amount of up to 10% (for combined total of 25%) for a total of approximately $103.0 million to one borrower as of December 31, 2025.
For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. As of December 31, 2025, the largest aggregate carrying value of loans that the Bank had outstanding to any one borrower and related entities was $58.1 million, which were performing at that date.

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
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	December 31,
	2025		2024
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$1,071,396	38.0%	$940,931	35.9%
Business property	638,063	22.6%	595,547	22.6%
Multifamily	175,579	6.2%	194,220	7.4%
Construction	18,561	0.7%	21,854	0.8%
Total commercial real estate	1,903,599	67.5%	1,752,552	66.7%
Commercial and industrial	508,662	18.0%	472,763	18.0%
Consumer:
Residential mortgage	401,337	14.3%	392,456	14.9%
Other consumer	6,802	0.2%	11,616	0.4%
Total consumer	408,139	14.5%	404,072	15.3%
Loans held-for-investment	$2,820,400	100.0%	$2,629,387	100.0%

The following table presents the composition of the Company’s loans held-for-sale as of the date indicated:

	December 31,
	2025		2024
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$3,750	31.1%	$3,307	52.6%
Business property	2,734	22.6%	713	11.3%
Total commercial real estate	6,484	53.7%	4,020	63.9%
Commercial and industrial	5,593	46.3%	2,272	36.1%
Loans held-for-sale	$12,077	100.0%	$6,292	100.0%

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
C&I Loans: C&I loans include commercial term loans and commercial lines of credit. Commercial term loans are typically extended to finance business acquisitions, permanent working capital needs, and/or equipment purchases. Commercial term loans guaranteed by SBA are provided to small businesses to finance permanent working capital needs and/or equipment purchases. Commercial lines of credit are generally provided to finance short-term working capital needs and warehouse lending credit facilities. Warehouse lending is a line of credit given to a loan originator. The funds are ultimately used to finance residential mortgages to purchase property or to refinance existing CRE loans.
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

Consumer Loans. Consumer loans includes residential mortgage loans and other consumer loans. Residential mortgage loans are typically collateralized by primary residential properties located in the Company’s market areas to enable borrowers to purchase or refinance existing homes. The other consumer loans portfolio consists of automobile loans, unsecured lines of credit and term loans to high net worth individuals.
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
In connection with such loans, the Company retains a valid lien on the real estate, obtains a title insurance policy that insures that the property is free from encumbrances, and requires hazard insurance. Loan fees on these products, interest rates and other provisions of residential mortgage loans are determined by the Company on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on ARM loans generally are adjusted every six months based on the Secured Overnight Financing Rate (“SOFR”) 30-day average. The spreads are fixed and thus the interest rate on these loans change in parallel with any changes in the applicable selected rates. While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all residential mortgage loans contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. As of December 31, 2025 and 2024, approximately 86.1% and 87.0%, respectively, of residential mortgage loans were ARM loans.
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
All of SBA loan underwriting is centralized and processed through the Company’s Los Angeles headquarters SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. The Bank has attained SBA Preferred Lender status nationwide. SBA loans are originated through the branch staff, lending officers, marketing officers, and brokers.
As of December 31, 2025, CRE SBA and C&I SBA loans totaled $129.4 million (including loans held-for-sale of $6.5 million) and $29.2 million (including loans held-for-sale of $5.6 million), respectively.

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
For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposits Activities
The Company offers customers traditional retail deposit products through its branch network and the ability to access their accounts through online and mobile banking platforms. The Company offers a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. Core deposits, defined as all deposits except for time deposits exceeding $250,000 and internet or brokered deposits, are the primary and most valuable low-cost funding source for the lending business, and represented 64.6% of total deposits as of December 31, 2025.
The Company strives to retain an attractive deposit mix from both large and small customers as well as a broad market reach. As of December 31, 2025, the Company’s top 10 customers, excluding wholesale deposits, accounted for 9.6% of total deposits. The Company believes the competitive pricing and products, convenient branch locations, and quality personal customer service enable the Company to attract and retain deposits. The Company employs conventional marketing initiatives and advertising and in addition leverages its community and board relationships to generate new accounts. The Company offers deposit products to its loan customers by encouraging them, depending on the circumstances and the type of relationship, to maintain deposit accounts as a condition of granting loans. To enhance the relationships with customers and to identify and meet their particular needs, each customer (including SBA loan borrowers) is assigned a relationship officer.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, rates offered by other Korean-American focused banks, general market interest rates, liquidity requirements, and the Company’s deposit growth goals. Wholesale deposits are also utilized to supplement core retail deposits for funding purposes, including brokered accounts and California State Treasurer’s time deposits. As of December 31, 2025, wholesale deposits totaled $340.5 million, or 12.2% of total deposits.
As of December 31, 2025, total deposits were $2.80 billion, and the average cost of deposits was 3.33% for the year ended December 31, 2025. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
FHLB functions as a reserve credit capacity for qualifying financial institutions. As a member, the Company is required to own capital stock in FHLB and may apply for advances from FHLB by utilizing qualifying loans and securities as collateral. FHLB offers a full range of borrowing programs with terms ranging from one day to 30 years, at competitive rates. A prepayment penalty is usually imposed for early repayment of these advances. As of December 31, 2025, the Company had overnight FHLB advances of $34.0 million and maintained additional borrowing capacity of $840.6 million.
The Company also maintains overnight federal funds lines with correspondent financial institutions. The Company has no outstanding borrowings and unused borrowing capacity of $65.0 million at December 31, 2025.
For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Other Products and Services
The Company offers banking products and services that are competitively priced with a focus on convenience and accessibility. A full suite of online banking solutions is available, which includes access to account balances, online transfers, online bill payment and electronic delivery of customer statements, and mobile banking solutions, including remote check deposit and mobile bill pay. The Company also offers automated teller machines (“ATMs”) and banking by telephone, mail, personal appointment, debit cards, direct deposit, cashier’s checks, as well as treasury management, wire transfer and automated clearing house (“ACH”) services.
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

Market Area and Competition
The Company is headquartered in Los Angeles, California and operates nine full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and one full-service branch in Georgia (Suwanee) as of December 31, 2025. The Company also has loan originators of primarily SBA loans in Washington.
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
Human Capital
As of December 31, 2025, the Company had a total of 262 full-time employees and 3 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory. It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve. Working within, and giving back to, the local community is the hallmark of a true community bank.
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
The Company invests in its employees’ future by sponsoring and prioritizing continued education throughout its employee ranks. The Company encourages its employees to participate in educational activities, which improve or maintain their skills in their current position, as well as enhance future opportunities at the Company. The Company's employees are notified periodically of available internal course offerings. Employees may also choose to take external extension courses for a maximum of two courses per quarter or semester. All employees are able to participate in regular educational seminars run by outside parties, including but not limited to the American Bankers Association and Bankers Compliance Group.
As part of the Company’s human capital strategy, we seek to foster a workforce that reflects our corporate values and is actively engaged in the communities we serve. The Company believes that employee well‑being and professional development are strengthened when employees participate in meaningful community outreach activities. To support this objective, the Company regularly sponsors community outreach programs that provide employees with opportunities to build local connections and contribute to community development initiatives.
Our employees’ strong interest in civic involvement enables the Company to support a range of recurring community programs, including:
•Annual PCB Scholarship Program, which provides financial assistance to graduating high school students from low‑to‑moderate‑income families;
•Financial literacy training delivered to seniors residing in affordable housing facilities; and
•Participation in the Volunteer Income Tax Assistance program, through which employees assist eligible individuals with free tax preparation services.
These initiatives support our commitment to community reinvestment and contribute to the personal and professional development of our employees, while promoting stronger relationships within the communities in which we operate.

Supervision and Regulation
General
Depository institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (“CDFPI”), the Federal Reserve System (“Federal Reserve”), the FDIC, and the Bureau of Consumer Financial Protection (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, Bank Secrecy Act (“BSA”) and Anti-Money Laundering laws enforced by the U.S. Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as the U.S. SBA, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiary, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
The Basel III Capital Rules apply to both banks and their holding companies, on a consolidated basis. Historically, the Company has operated under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with total consolidated assets of less than $3.0 billion from the Federal Reserve’s risk-based- and leverage consolidated capital requirements. The Company’s total consolidated assets exceeded the $3.0 billion threshold as of December 31, 2024, at which time the Company became subject to Federal Reserve’s consolidated capital requirements separate and in addition to those of the Bank.
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
As of December 31, 2025, the Bank’s capital ratios exceeded the required minimums under the Basel III Capital Rules, including the capital conservation buffer.
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
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2025, the Bank’s capital ratios exceeded the minimum required to be “well-capitalized” for purposes of the prompt corrective action regulations.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders and shares repurchases if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If the Company fails to adhere to these policies, the Federal Reserve could find that the Company is operating in an unsafe and unsound manner.
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
Brokered Deposit Restrictions
Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2025, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
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
Deposit Insurance
The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to the maximum amount permitted by law. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC assesses a quarterly deposit insurance premium on each insured institution based on the assets levels and risk characteristics of the institution. The FDIC may impose special assessments in emergency situations or based on the adequacy of the reserves of the Deposit Insurance Fund. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2025, the Bank paid $1.5 million in aggregate FDIC deposit insurance premiums.
The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Supervisory Assessments
California-chartered banks are required to pay supervisory assessments to the CDFPI to fund its operations. The amount of the assessment paid by a California bank to the CDFPI is calculated on the basis of the institution’s total assets in California, including consolidated subsidiaries, as reported to the CDFPI. During the year ended December 31, 2025, the Bank paid supervisory assessments to the CDFPI totaling $289 thousand.
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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Capital Rule, institutions must maintain a capital conservation buffer of 2.5% in CET1 attributable to avoid restrictions on dividend payments. See “Supervision and Regulation - Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2025.
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
A banking organization that experiences a computer-security incident must notify its primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident” as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred.

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
Anti-Money Laundering
The BSA, as amended by, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), and its implementing regulations and other laws and regulations that impose anti-money laundering obligations require financial institutions among other duties, implement and maintain an effective anti-money laundering and countering the financing of terrorism (“AML/CFT”) compliance program and file reports, such as suspicious activity reports and currency transaction reports. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate AML/CFT programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions or new branch offices when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities may also impose cease and desist orders and civil money penalties against institutions found to be violating these obligations.
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
As of December 31, 2025, using regulatory definitions in the CRE Concentration Guidance, the Bank’s CRE loans represented 307.7% of total risk-based capital, as compared to 297.0%, 280.7% and 253.9% as of December 31, 2024, 2023 and 2022, respectively. The Bank is actively working to manage its CRE concentration and the management has discussed the CRE Concentration Guidance with the FDIC and believes that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

Consumer Financial Services
Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Fund Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Flood Disaster Protection Act, Gramm-Leach-Bliley Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act, Servicemembers Civil Relief Act, Military Lending Act and Real Estate Settlement Procedures Act.
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

Enforcement Powers of Federal and State Banking Agencies
The federal bank regulatory agencies have broad enforcement powers. If a federal banking agency determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of depository institution’s or its bank holding company’s operations are unsatisfactory or that it or its management was in violation of any law or regulation, the agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against it or its officers or directors; to remove officers and directors of the bank; and if the federal banking agency concludes that such conditions at the bank holding company or the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. The CDFPI has similarly broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. For the year ended December 31, 2025, total loans were 87.4% of our average interest-earning assets. Our net interest income exhibited a positive 4.5% sensitivity to rising interest rates and a negative 5.7% sensitivity to declining interest rates in a twelve-month 100 basis point parallel shock at December 31, 2025.

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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources, could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits, a significant portion of which are time deposits. Such deposit balances can decrease when customers perceive they can earn higher interest on their interest-bearing deposits elsewhere, or alternative investments, such as the stock market, provide a better risk/return tradeoff. If customers move money to other financial institutions, or out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.
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
The BSA, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML/CFT program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other AML/CFT requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liabilities, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with acquisitions and certain aspects of our business plan.
Failures to maintain and implement adequate AML/CFT programs could also have serious reputational consequences for us. Any of these results could reduce the Company’s ability to receive any necessary regulatory approvals for acquisitions or new branch openings. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Our business and operations are sensitive to general business and economic conditions in the U.S., generally, and particularly the state of California and the Los Angeles/Orange County region, as well as the greater New York City/New Jersey metropolitan area, Texas and Georgia,, where our branch offices are located. Unfavorable or uncertain economic and market conditions in these areas could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. The impact of the current administration’s ongoing policy changes regarding international trade, tariffs, renewable energy, immigration, domestic taxation, among other actions and policies of the current administration, may have on economic and market conditions is uncertain.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including the use of artificial intelligence and machine learning to interact with customers and to review and analyze data. In addition to allowing us to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area.
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
Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Impact Our Business.
Our primary market is located in California, which is subject to earthquakes and other weather or disasters, such as severe rainstorms, wildfire or flood, as well as health epidemics or pandemics (or expectations about them). These events could interrupt our business operations unexpectedly. Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties located in coastal areas at risk to rise in sea level. The properties pledged as collateral in our loan portfolio could also be damaged by tsunamis, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate impact on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.
As we expand our business outside of California markets, we will encounter risks that could adversely affect us.
We primarily operate in California markets with a concentration of Korean-American individuals and businesses as customers. We also currently have branch operations in New York, New Jersey, Georgia and Texas, and may evaluate additional branch expansion opportunities in other Korean-American populated markets. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our need to hire adequate staffing, attract sufficient business in new markets, to manage operations in non-contiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.
We have a limited service area. This lack of geographic and ethnic diversification increases our risk profile.
Our operations are conducted through 15 branches located principally in Los Angeles and Orange Counties of Southern California and to a lesser extent in Georgia, Texas and the New York/New Jersey regions. Our business focuses on Korean-American individuals and businesses in these markets. As a result of these geographic and demographics concentrations, our results depend largely upon economic and business conditions in these areas. Any significant deterioration in economic and business conditions in our service areas or in the Korean-American community could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn could have a material adverse effect on our results of operations.

We may not qualify to repurchase our Series C Preferred Stock on favorable terms.
On May 24, 2022, we sold shares of our Series C Preferred Stock to the U.S. Treasury for the purchase price of $69.1 million under the Emergency Capital Investment Program, or “ECIP.” Under the ECIP program, the Treasury invested in depository institutions that are Community Development Financial Institutions or minority depository institutions (“MDIs”) to encourage lending to small businesses, minority-owned businesses and consumers in low-income and underserved communities.
In January of 2025, we entered into an ECIP Securities Purchase Option Agreement with Treasury that grants us or our qualifying designee may repurchase the Series C Preferred Stock, potentially at a substantial discount if we meet certain conditions (the “Repurchase Option”). To be eligible to exercise the Repurchase Option, we must, among other things, meet certain thresholds for “deep impact lending” or “qualified lending” (as defined in the ECIP’s guidelines), comply with the ECIP agreements and rules, continue to qualify as an MDI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The earliest possible date by which we could exercise the repurchase options (assuming we meet all required conditions) is June 30, 2026. There can be no assurance that we will ever satisfy the lending and other requirements necessary to exercise the Repurchase Option.
For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Shareholders’ Equity and Regulatory Capital - Emergency Capital Investment Program”
Risks Related to Our Loans
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2025, approximately 81.7% of our loans held-for-investment portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability.
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
We expect that gains on the sale of U.S. government guaranteed loans, primarily 7(a) loans, will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2025 was $4.6 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates and current market conditions. Significant errors in assumptions used to compute gains on sale of these loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.

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
We originated $119.4 million and $87.7 million, respectively, of SBA loans (total commitment basis) during the years ended December 31, 2025 and 2024. During the same time periods, we sold $85.8 million and $71.1 million, respectively, of the guaranteed portion of our SBA loans. As of December 31, 2025, we held $158.6 million of SBA loans on our balance sheet, $146.0 million of which consisted of the non-guaranteed portion of SBA loans and $12.7 million or 8.0% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans. When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated.
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
At December 31, 2025 we had $2.41 billion of commercial loans, consisting of $1.90 billion of CRE loans and $508.7 million of C&I loans, for which real estate is not the primary source of collateral. Commercial loans represented 85.5% of our total loan portfolio at December 31, 2025. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy.
Our high concentration in commercial real estate could cause our regulators to restrict our ability to grow and could adversely affect our results of operations and financial condition.
CRE lending continues to be a significant focus of federal and state bank regulators with multiple guidelines issued in an attempt by regulators to manage CRE lending risk across the banking system. These various guidelines and pronouncements were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. For example, bank regulators have issued guidance (referred to as the CRE Concentration Guidance) that identifies certain CRE concentration levels that, if exceeded, will expose an institution to additional supervisory analysis with regard to the institution’s CRE concentration risk.
The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied CRE are not included for purposes of CRE Concentration calculation. As of December 31, 2025, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 307.7% of our total risk-based capital, as compared to 297.0%, 280.7% and 253.9% as of December 31, 2024, 2023 and 2022, respectively. The FDIC may become concerned about our CRE loan concentrations, and they may inhibit our organic growth by restricting our ability to execute on our strategic plan.

Our residential mortgage loan product consists primarily of non-qualified residential mortgage loans which may be considered riskier and less liquid than qualified residential mortgage loans.
As of December 31, 2025, our residential mortgage loan portfolio amounted to $401.3 million or 14.3% of our total loans held-for-investment portfolio. As of such date, all of our residential mortgage loans consisted of non-qualified residential mortgage loans. Non-qualified loans are residential loans that do not comply with certain standards set by the Dodd-Frank Act and its related regulations. These non-qualified residential mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two residential mortgage products: a lower LTV, alternative document non-qualified residential mortgage loan, and a qualified residential mortgage loan.
We originated non-qualified residential mortgage loans of $65.3 million and $36.0 million, respectively, for the years ended December 31, 2025 and 2024. We originated no qualified residential mortgage loans for the years ended December 31, 2025 or 2024. As of December 31, 2025, our non-qualified residential mortgage loans had a weighted average LTV of 62.0% and a weighted average Fair Isaac Corporation (“FICO”) score of 771.
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
As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations. The gain on sale of SBA loans was $4.6 million and $3.8 million, respectively, or 39.0% and 33.8%, respectively, of the total noninterest income, for the years ended December 31, 2025 and 2024.
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
Real estate construction loans, including land development loans, comprised 0.7% of our total loans held-for-investment portfolio as of December 31, 2025, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.
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
As of December 31, 2025, our nonperforming loans (“NPLs”) held-for-investment totaled $7.9 million, or 0.28% of our loans held-for-investment portfolio. Our NPAs, which include NPLs and other real estate owned (“OREO”), totaled $7.9 million, or 0.24% of total assets. A loan is placed on nonaccrual status if: (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) payment in full of principal or interest is not expected, or (iii) principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. In addition, we had $955 thousand in accruing loans that were 30-89 days past due as of December 31, 2025.
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
As of December 31, 2025, we had no OREO on our books. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. The Company initially records OREO at fair value at the time of foreclosure. Thereafter, OREO is recorded at the lower of cost or fair value based on their subsequent changes in fair value. The fair value of OREO is generally based on recent real estate appraisals adjusted for estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
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
Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing deposit accounts earn interest at rates established by management based on competitive market factors. Our cost of deposits decreased from 3.72% for the year ended December 31, 2024, to 3.33% for the year ended December 31, 2025. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products.
A large percentage of our deposits is attributable to a relatively small number of customers, which could adversely affect our liquidity, financial condition and results of operations.
Our ten largest depositor relationships, excluding wholesale deposits, accounted for approximately 9.6% of our deposits at December 31, 2025. Our largest depositor relationship accounted for approximately 1.4% of our deposits at December 31, 2025. The Bank maintained brokered deposits of $280.5 million and $442.3 million, respectively, and deposits from California State Treasurer of $60.0 million and $60.0 million, respectively, at December 31, 2025 and 2024. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits. Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would be likely to adversely affect our liquidity and require us to raise deposit interest rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.
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
Like all financial institutions, the Bank maintains an ACL to provide for loan defaults and non-performance. ACL on loans, expressed as a percentage of loans held-for-investment, was 1.18%, 1.16% and 1.19%, respectively, at December 31, 2025, 2024 and 2023. ACL is funded from a provision (reversal) for credit losses, which is a charge to our income statement. Our provision (reversal) for credit losses, was $4.0 million, $3.4 million and $(132) thousand, respectively, for the years ended December 31, 2025, 2024 and 2023.
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
We have grown our consolidated assets from $2.15 billion as of December 31, 2021 to $3.28 billion as of December 31, 2025, and our deposits from $1.87 billion as of December 31, 2021 to $2.80 billion as of December 31, 2025. We intend to continue to grow our business through organic loan and deposit growth, and we anticipate that much of our future growth will be dependent on our ability to successfully implement our organic growth strategy, which may include establishing additional branches or new loan production offices in new or existing markets. A risk exists, however, that we will not be able to gain regulatory approval or identify suitable locations and management teams to execute this strategy. Further, our ability to grow organically loan and deposits is dependent on the financial health of our target demographic of Korean-Americans, which is in turn based on the financial health not only of their relevant geographic locations in the U.S. but also more broadly on the economic health of Korea. A decline in economic and business conditions in our market areas or in Korea could have a material impact on our loan portfolio or the demand for our products or services, which in turn may have a material adverse effect on our financial condition and results of operations.

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
The Company is a separate legal entity from its subsidiary, the Bank. The Company receives substantially all of its revenue from the Bank in the form of dividends, which is the Company’s principal source of funds to pay cash dividends to the Company's shareholders, repurchase shares and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends to its shareholders or repurchase its outstanding shares. As a result, it could have an adverse effect on Company's stock price and investment value.
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

Prolonged trade tensions or the ongoing implementation of tariffs could negatively impact the broader economic environment, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services. As a result, our financial performance, including credit quality and loan growth, could be adversely affected by these policy changes. While we actively monitor these developments and work closely with our agricultural customers, there is no assurance that we can fully mitigate the risks posed by potential tariff initiatives or other trade-related disruptions. These factors could materially affect our business, financial condition, and results of operations.
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
The Company has designed and assess its cybersecurity program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and the guidance of banking and other regulatory agencies. The Company’s information security team has primary responsibility for overall cybersecurity risk management program. The Company’s cybersecurity professionals are led by the Information Security Officer, who has over 25 years of experience in the information technology field, including over 3 years of experience focusing solely on the cybersecurity space. The Information Security Officer has Security+ and Network+ certifications and is currently working on obtaining Certified Information Systems Security Professional certification. The Company’s cybersecurity risk management is integrated as part of its overall risk management program, and the Company’s Chief Risk Officer and Information Security Officer, in conjunction with Chief Information Officer, work together to develop and maintain the cybersecurity program.
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

Item 2. Properties
As of December 31, 2025, the Company’s headquarters office is located at 3701 Wilshire Boulevard, Suite 900, Los Angeles, California 90010. This office is located in the Wilshire Center/Koreatown District of Los Angeles and houses the Company’s management unit, including compliance and Bank Security Act groups, information technology, SBA lending management, branch management, CRE and C&I lending groups, credit administration and administrative groups. The lease expires in September 2033. The Bank leases all of its branch locations with expiration dates ranging from 2026 through 2035.
As of December 31, 2025, the Bank maintained 15 branch locations, with seven in Los Angeles County (three in Koreatown, Rowland Heights, Downtown Fashion District, Cerritos, and Torrance), two in Orange County (Fullerton and Irvine), three on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two in Texas (Carrollton and Dallas) and one in Georgia (Suwanee).
Item 3. Legal Proceedings
In the normal course of business, the Company and the Bank are involved in various legal claims. The Company has reviewed all legal claims with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining its accrued loss contingency. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to determine the ultimate outcome of each proceeding or the estimate of the range of additional losses that are reasonably possible. There were, however, no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank at December 31, 2025.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: PCB) is listed on the NASDAQ Global Select Market. Based on the records of the Company’s transfer agent, the approximate number of holders of record of the Company’s common stock as of December 31, 2025 was 233. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is somewhat greater.
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
Issuer Purchase of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2025.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From October 1, 2025 to October 31, 2025	75,562	$20.66	75,562	246,448
From November 1, 2025 to November 30, 2025	25,776	21.37	25,776	220,672
From December 1, 2025 to December 31, 2025	1,146	21.44	1,146	219,526
Total	102,484	$20.85	102,484

During the year ended December 31, 2025, the Company repurchased and retired 358,251 shares of common stock at a weighted-average price of $19.82 per share under a stock repurchase program first approved by the Board of Directors on August 2, 2023 authorizing the repurchase of up to 720,000 shares. On July 23, 2025, the Company announced that the term of the stock repurchase program would be extended to July 31, 2026. As of December 31, 2025, the Company was authorized to purchase 219,526 additional shares under the stock repurchase program.
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share. During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share.
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
Allowance for Credit Losses
On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 326, “Financial Instruments - Credit Losses (Topic 326).” The adoption of ASC 326 changes the way the Company estimates the ACL on certain financial assets. The adoption of ASC 326 requires the Company to measure and record current expected credit losses for financial assets within the scope of ASC 326, which for the Company currently consist substantially of loans, off-balance sheet credit exposures and securities available-for-sale. Measuring credit losses under the current expected credit losses (“CECL”) framework requires a significant amount of judgment, including the incorporation of reasonable and supportable forecasts about future conditions that may ultimately impact the level of credit losses the Company may recognize. Under the CECL framework, current expected credit losses are recorded on financial assets within the scope of ASC 326 at the time of their origination or acquisition.
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
Within the various economic scenarios considered as of December 31, 2025, the quantitative estimate of the ACL would increase by approximately $21.0 million under sole consideration of the more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.
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

	Year Ended December 31,
($ in thousands)	2025	2024	2023	2022	2021
Average total shareholders' equity	$376,990	$355,620	$340,509	$306,440	$242,766
Less: average preferred stock	69,141	69,141	69,141	42,053	—
Average tangible common equity	$307,849	$286,479	$271,368	$264,387	$242,766
Net income	$37,453	$25,810	$30,705	$34,987	$40,103
Return on average shareholders' equity	9.93%	7.26%	9.02%	11.42%	16.52%
Net income available to common shareholders	$37,153	$24,976	$30,705	$34,987	$40,103
Return on average tangible common equity	12.07%	8.72%	11.31%	13.23%	16.52%

	December 31,
($ in thousands, except per share data)	2025	2024	2023	2022	2021
Total shareholders' equity	$390,026	$363,814	$348,872	$335,442	$256,286
Less: preferred stock	69,141	69,141	69,141	69,141	—
Tangible common equity	$320,885	$294,673	$279,731	$266,301	$256,286
Outstanding common shares	14,230,428	14,380,651	14,260,440	14,625,474	14,865,825
Book value per common share	$27.41	$25.30	$24.46	$22.94	$17.24
Tangible common equity per common share	$22.55	$20.49	$19.62	$18.21	$17.24
Total assets	$3,281,771	$3,063,971	$2,789,506	$2,420,036	$2,149,735
Total shareholders' equity to total assets	11.88%	11.87%	12.51%	13.86%	11.92%
Tangible common equity to total assets	9.78%	9.62%	10.03%	11.00%	11.92%

Five-Year Summary of Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023	2022	2021
Selected balance sheet data:
Cash and cash equivalents	$207,142	$198,792	$242,342	$147,031	$203,285
Securities available-for-sale	160,009	146,349	143,323	141,863	123,198
Loans held-for-sale	12,077	6,292	5,155	22,811	37,026
Loans held-for-investment	2,820,400	2,629,387	2,323,452	2,046,063	1,732,205
ACL on loans (1)	(33,381)	(30,628)	(27,533)	(24,942)	(22,381)
Total assets	3,281,771	3,063,971	2,789,506	2,420,036	2,149,735
Total deposits	2,795,412	2,615,791	2,351,612	2,045,983	1,867,134
Shareholders’ equity	390,026	363,814	348,872	335,442	256,286
Selected income statement data:
Interest income	$197,536	$180,817	$151,177	$101,751	$81,472
Interest expense	93,658	92,200	62,673	12,119	4,335
Net interest income	103,878	88,617	88,504	89,632	77,137
Provision (reversal) for credit losses (1)	4,028	3,401	(132)	3,602	(4,596)
Noninterest income	11,836	11,093	10,683	14,499	18,434
Noninterest expense	59,198	60,023	56,057	51,126	43,208
Income before income taxes	52,488	36,286	43,262	49,403	56,959
Income tax expense	15,035	10,476	12,557	14,416	16,856
Net income	37,453	25,810	30,705	34,987	40,103
Preferred stock dividends	300	834	—	—	—
Net income available to common shareholders	37,153	24,976	30,705	34,987	40,103
Per share data:
Earnings per common share, basic	$2.59	$1.75	$2.14	$2.35	$2.66
Earnings per common share, diluted	2.58	1.74	2.12	2.31	2.62
Book value per common share (2)	27.41	25.30	24.46	22.94	17.24
Tangible common equity per common share (8)	22.55	20.49	19.62	18.21	17.24
Cash dividends declared per common share	0.80	0.72	0.69	0.60	0.44
Outstanding share data:
Number of common shares outstanding	14,230,428	14,380,651	14,260,440	14,625,474	14,865,825
Weighted-average common shares outstanding, basic	14,204,468	14,242,057	14,301,691	14,822,018	15,017,637
Weighted-average common shares outstanding, diluted	14,279,130	14,342,361	14,417,938	15,065,175	15,253,820
Selected performance ratios:
Return on average assets	1.15%	0.90%	1.20%	1.54%	1.96%
Return on average shareholders’ equity	9.93%	7.26%	9.02%	11.42%	16.52%
Return on average tangible common equity (8)	12.07%	8.72%	11.31%	13.23%	16.52%
Dividend payout ratio (3)	30.89%	41.14%	32.24%	25.53%	16.54%
Efficiency ratio (4)	51.16%	60.20%	56.52%	49.10%	45.21%
Yield on average interest-earning assets	6.26%	6.47%	6.10%	4.63%	4.05%
Cost of average interest-bearing liabilities	4.12%	4.79%	4.05%	1.08%	0.41%
Net interest spread	2.14%	1.68%	2.05%	3.55%	3.64%
Net interest margin (5)	3.29%	3.17%	3.57%	4.08%	3.83%
Total loans to total deposits ratio (6)	101.33%	100.76%	99.02%	101.12%	94.76%

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2025	2024		2023	2022	2021
Asset quality:
Loans 30 to 89 days past due and still accruing	$955	$4,902	0	$1,428	$134	$554
Loans past due 90 days or more and still accruing	—	—		—	—	—
Nonaccrual loans held-for-investment	7,910	4,693		3,916	3,360	994
NPLs held-for-investment	7,910	4,693		3,916	3,360	994
NPLs held-for-sale	—	—		—	4,000	—
Total NPLs	7,910	4,693		3,916	7,360	994
NPAs (7)	7,910	4,693		3,916	7,360	994
Net charge-offs (recoveries)	922	393		(1,027)	1,041	(467)
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.03%	0.19%		0.06%	0.01%	0.03%
Nonaccrual loans held-for-investment to loans held-for-investment	0.28%	0.18%		0.17%	0.16%	0.06%
Nonaccrual loans held-for-investment to ACL on loans (1)	23.70%	15.32%		14.22%	13.47%	4.44%
NPLs held-for-investment to loans held-for-investment	0.28%	0.18%		0.17%	0.16%	0.06%
NPLs held-for-investment to ACL on loans (1)	23.70%	15.32%		14.22%	13.47%	4.44%
NPAs to total assets	0.24%	0.15%		0.23%	0.30%	0.05%
ACL on loans (1) to loans held-for-investment	1.18%	1.16%		1.19%	1.22%	1.29%
ACL on loans (1) to nonaccrual loans held-for-investment	422.01%	652.63%		703.09%	742.32%	2,251.61%
ACL on loans (1) to NPLs held-for-investment	422.01%	652.63%		703.09%	742.32%	2,251.61%
Net charge-offs (recoveries) to average loans held-for-investment	0.03%	0.02%		(0.05)%	0.06%	(0.03)%
Capital ratios:
Shareholders’ equity to total assets	11.88%	11.87%		12.51%	13.86%	11.92%
Tangible common equity to total assets (8)	9.78%	9.62%		10.03%	11.00%	11.92%
Average equity to average assets	11.61%	12.36%		13.35%	13.49%	11.86%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.46%	11.44%		12.23%	13.29%	14.79%
Total capital (to risk-weighted assets)	15.13%	15.24%		16.39%	17.83%	16.04%
Tier 1 capital (to risk-weighted assets)	13.89%	14.04%		15.16%	16.62%	14.79%
Tier 1 capital (to average assets)	11.89%	12.45%		13.43%	14.33%	12.11%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.49%	13.72%		14.85%	16.30%	14.48%
Total capital (to risk-weighted assets)	14.72%	14.92%		16.07%	17.52%	15.73%
Tier 1 capital (to risk-weighted assets)	13.49%	13.72%		14.85%	16.30%	14.48%
Tier 1 capital (to average assets)	11.55%	12.16%		13.16%	14.05%	11.85%

(1)    ACL and provision (reversal) for credit losses for the years ended December 31, 2025, 2024 and 2023 are presented under ASC 326, while prior period comparisons continue to be presented under legacy ASC 450 and ASC 310. Provision (reversal) for credit losses on off-balance sheet credit exposures of $85 thousand and $(24) thousand, respectively, for the years ended December 31, 2022 and 2021 is recorded in Other Expense on the Consolidated Income Statement.
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

Executive Summary
Financial Highlights
•Net income available for common shareholders was $37.2 million for the year ended December 31, 2025, an increase of $12.2 million, or 48.8%, from $25.0 million for the year ended December 31, 2024 and an increase of $6.4 million, or 21.0%, from $30.7 million for the year ended December 31, 2023;
◦Provision (reversal) for credit losses was $4.0 million, $3.4 million and $(132) thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
◦Diluted earnings per common share was $2.58, $1.74 and $2.12 for the years ended December 31, 2025, 2024 and 2023, respectively.
◦Net interest margin was 3.29%, 3.17% and 3.57% for the years ended December 31, 2025, 2024 and 2023, respectively.
•Total assets were $3.28 billion at December 31, 2025, an increase of $217.8 million, or 7.1%, from $3.06 billion at December 31, 2024;
•Loans held-for-investment were $2.82 billion at December 31, 2025, an increase of $191.0 million, or 7.3%, from $2.63 billion at December 31, 2024;
•Total deposits were $2.80 billion at December 31, 2025, an increase of $179.6 million, or 6.9%, from $2.62 billion at December 31, 2024;
•The Company declared and paid cash dividends of $0.80, $0.72 and $0.69 per common share for the years ended December 31, 2025, 2024 and 2023, respectively; and
•The Company purchased and retired 358,251, 14,947 and 512,657 shares of common stock for the years ended December 31, 2025, 2024 and 2023, respectively.
The increase in net income for the year ended December 31, 2025 compared with the year ended December 31, 2024 was primarily due to an increase in net interest income and noninterest income and a decrease in noninterest expense, partially offset by an increase in provision for credit losses of $4.0 million for the year ended December 31, 2025 compared with $3.4 million for the year ended December 31, 2024.
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
The increase in total assets for the year ended December 31, 2025 was primarily due to increases in loans held-for-investment and securities available-for-sale.
The Company is committed to making corporate decisions that directly benefit its shareholders, and during the year ended December 31, 2025, increased its dividend per common share by $0.08, or 11.1%, to $0.80 from $0.72 for the year ended December 31, 2024. During the year ended December 31, 2025, the Company also repurchased 358,251 shares of common stock, totaling $7.1 million. Overall, the Company returned 49.6% of its earnings to common shareholders through dividends and common share repurchases during the year ended December 31, 2025.
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

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the periods indicated:

	Year Ended December 31,
	2025			2024			2023
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$2,757,090	$180,345	6.54%	$2,445,080	$164,301	6.72%	$2,137,851	$136,029	6.36%
Mortgage-backed securities	119,335	4,614	3.87%	107,768	3,780	3.51%	98,903	3,001	3.03%
Collateralized mortgage obligation	20,160	794	3.94%	22,806	975	4.28%	25,466	1,039	4.08%
SBA loan pool securities	5,074	177	3.49%	6,756	283	4.19%	8,166	325	3.98%
Municipal securities - tax exempt (2)	2,424	87	3.59%	2,917	102	3.50%	3,788	126	3.33%
Corporate bonds	4,660	188	4.03%	4,208	188	4.47%	4,273	188	4.40%
Interest-bearing deposits in other financial institutions	232,652	10,076	4.33%	189,628	10,031	5.29%	186,850	9,621	5.15%
FHLB and other bank stock	14,706	1,255	8.53%	13,651	1,157	8.48%	11,959	848	7.09%
Total interest-earning assets	3,156,101	197,536	6.26%	2,792,814	180,817	6.47%	2,477,256	151,177	6.10%
Noninterest-earning assets:
Cash and due from banks	23,999			23,044			21,565
ACL on loans	(32,267)			(28,397)			(25,495)
Other assets	99,631			90,425			76,444
Total noninterest-earning assets	91,363			85,072			72,514
Total assets	$3,247,464			$2,877,886			$2,549,770
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$578,796	20,840	3.60%	$475,754	19,149	4.02%	$470,750	16,190	3.44%
Savings	5,448	13	0.24%	6,312	16	0.25%	7,499	18	0.24%
Time deposits	1,657,709	71,408	4.31%	1,410,878	71,322	5.06%	1,059,985	45,957	4.34%
Other borrowings	30,619	1,397	4.56%	31,033	1,713	5.52%	9,192	508	5.53%
Total interest-bearing liabilities	2,272,572	93,658	4.12%	1,923,977	92,200	4.79%	1,547,426	62,673	4.05%
Noninterest-bearing liabilities:
Demand deposits	532,426			539,263			629,774
Other liabilities	65,476			59,026			32,061
Total noninterest-bearing liabilities	597,902			598,289			661,835
Total liabilities	2,870,474			2,522,266			2,209,261
Shareholders’ equity	376,990			355,620			340,509
Total liabilities and shareholders’ equity	$3,247,464			$2,877,886			$2,549,770
Net interest income		$103,878			$88,617			$88,504
Net interest spread (3)			2.14%			1.68%			2.05%
Net interest margin (4)			3.29%			3.17%			3.57%
Cost of deposits			3.33%			3.72%			2.87%
Cost of funds (5)			3.34%			3.74%			2.88%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees (cost) of $1.4 million, $1.2 million and $1.1 million, respectively, and net accretion of discount on loans of $2.8 million, $2.8 million and $2.2 million, respectively, are included in the interest income for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Year Ended December 31, 2025 vs. 2024			Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$20,966	$(4,922)	$16,044	$19,549	$8,723	$28,272
Investment securities	265	267	532	128	521	649
Other interest-earning assets	2,426	(2,283)	143	235	484	719
Total interest income	23,657	(6,938)	16,719	19,912	9,728	29,640
Interest paid on:
Savings, NOW, and money market deposits	4,062	(2,374)	1,688	129	2,828	2,957
Time deposits	12,478	(12,392)	86	15,213	10,152	25,365
Other borrowings	(23)	(293)	(316)	1,207	(2)	1,205
Total interest expense	16,517	(15,059)	1,458	16,549	12,978	29,527
Change in net interest income	$7,140	$8,121	$15,261	$3,363	$(3,250)	$113

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Interest income:
Interest and fees on loans	$180,345	$164,301	$16,044	9.8%
Interest on investment securities	5,860	5,328	532	10.0%
Interest and dividends on other interest-earning assets	11,331	11,188	143	1.3%
Total interest income	197,536	180,817	16,719	9.2%
Interest expense:
Interest on deposits	92,261	90,487	1,774	2.0%
Interest on other borrowings	1,397	1,713	(316)	(18.4)%
Total interest expense	93,658	92,200	1,458	1.6%
Net interest income	$103,878	$88,617	$15,261	17.2%

Net interest income increased primarily due to a 13.0% increase in average balance of interest-earning assets and a 67 basis point decrease in average cost of interest-bearing liabilities, partially offset by an 18.1% increase in average balance of interest-bearing liabilities and a 21 basis point decrease in average yield on interest-earning assets. The increase in average balance of interest-earning assets was primarily due to growth in loans and investment securities as well as other interest-earning assets, supported by deposit growth. The decreases in average yield on interest-earning assets and average cost of interest-bearing liabilities were primarily due to re-pricing at evaluated rates and originations at lower market rates during the year ended December 31, 2025.
Interest and fees on loans increased primarily due to a 12.8% increase in average balance, partially offset by an 18 basis point decrease in average yield. The increase in average balance was primarily due to an increase in commercial real estate, commercial and industrial, and residential mortgage loans, partially offset by a decrease in other consumer loans. The decrease in average yield was primarily due to the lower market rates.
Interest on investment securities increased primarily due to a 5.0% increase in average balance and a 17 basis point increase in average yield. The Company purchased $31.7 million and $23.5 million, respectively, of investment securities during the years ended December 31, 2025 and 2024. The increase in average yield was primarily due to new investment securities purchased at higher rates and a decrease in net amortization of premium on investment securities. For the years ended December 31, 2025 and 2024, average yield on total investment securities was 3.86% and 3.69%, respectively.

Interest income on other interest-earning assets increased primarily due to a 21.7% increase in average balance, partially offset by a 92 basis point decrease in average yield. The decrease in average yield was primarily due to the lower market rates, partially offset by an increase in dividend on FHLB stock. The increase in average balance was primarily due to an increase in average balance of deposits, partially offset by an increase in loans. For the years ended December 31, 2025 and 2024, yield on total other interest-earning assets was 4.58% and 5.50%, respectively.
Interest expense on deposits increased primarily due to an 18.4% increase in average balance of interest-bearing deposits, partially offset by a 66 basis point decrease in average cost of interest-bearing deposits. The increase in average balance was primarily due to an increase in time deposits, and NOW and money market accounts, partially offset by decreases in savings. The decrease in average cost was primarily due to the lower market rates. For the years ended December 31, 2025 and 2024, average cost on total interest-bearing deposits was 4.12% and 4.78%, respectively.
Interest expense on other borrowings decreased primarily due to a 1.3% decrease in average balance and a 96 basis point decrease in average cost.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents the components of net interest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2024	2023
Interest income:
Interest and fees on loans	$164,301	$136,029	$28,272	20.8%
Interest on investment securities	5,328	4,679	649	13.9%
Interest and dividends on other interest-earning assets	11,188	10,469	719	6.9%
Total interest income	180,817	151,177	29,640	19.6%
Interest expense:
Interest on deposits	90,487	62,165	28,322	45.6%
Interest on borrowings	1,713	508	1,205	237.2%
Total interest expense	92,200	62,673	29,527	47.1%
Net interest income	$88,617	$88,504	$113	0.1%

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
Provision (reversal) for Credit Losses
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Provision (reversal) for credit losses on loans	$3,675	$3,488	$497
Provision (reversal) for credit losses on off-balance sheet credit exposure	353	(87)	(629)
Total provision (reversal) for credit losses	$4,028	$3,401	$(132)

Provision for credit losses on loans for the year ended December 31, 2025 was primarily due to increases in loans held-for-investment, quantitatively measured loss reserves and reserves on individually evaluated loans, partially offset by a decrease in overall reserve related to qualitative adjustment factors. See further discussion in “Allowance for Credit Losses.”

Noninterest Income
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Service charges and fees on deposits	$1,540	$1,545	$(5)	(0.3)%
Loan servicing income	2,945	3,365	(420)	(12.5)%
Bank-owned life insurance income	1,030	949	81	8.5%
Gain on sale of loans	4,617	3,752	865	23.1%
Other income	1,704	1,482	222	15.0%
Total noninterest income	$11,836	$11,093	$743	6.7%

Service charges and fees on deposits decreased primarily due to a decrease in fee-based transactions.
Loan servicing income represents fees received on loans that the Company services, net of amortization of servicing assets. The decrease was primarily due to an increase in amortization of servicing assets from higher prepayments of loans being serviced.
Bank-owned life insurance income represents the increase in cash surrender value of the insurance policy.
Gain on sale of loans increased primarily due to increases in gain margin and sales volume. The Company sold SBA loans of $85.8 million with a gain of $4.6 million during the year ended December 31, 2025. During the year ended December 31, 2024, the Company sold SBA loans of $71.1 million with a gain of $3.8 million and a residential mortgage loan of $676 thousand with no gain.
Other income included wire and remittance fees of $699 thousand and $626 thousand, respectively, and debit card interchange fees of $396 thousand and $340 thousand, respectively, for the years ended December 31, 2025 and 2024.
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
Gain on sale of loans increased primarily due to an increase in gain margin, partially offset by a decrease in sales volume. The Company sold SBA loans of $71.1 million with a gain of $3.8 million and a residential mortgage loan of $676 thousand with no gain during the year ended December 31, 2024. During the year ended December 31, 2023, the Company sold SBA loans of $82.3 million with a gain of $3.6 million.
Other income included wire and remittance fees of $626 thousand and $625 thousand, respectively, and debit card interchange fees of $340 thousand and $339 thousand, respectively, for the years ended December 31, 2024 and 2023.

Noninterest Expense
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Salaries and employee benefits	$36,551	$35,661	$890	2.5%
Occupancy and equipment	9,242	9,117	125	1.4%
Professional fees	2,808	3,408	(600)	(17.6)%
Marketing and business promotion	2,116	1,886	230	12.2%
Data processing	1,334	1,499	(165)	(11.0)%
Director fees and expenses	898	906	(8)	(0.9)%
Regulatory assessments	1,464	1,256	208	16.6%
Other expenses	4,785	6,290	(1,505)	(23.9)%
Total noninterest expense	$59,198	$60,023	$(825)	(1.4)%

Salaries and employee benefits increased primarily due to increases in bonus accrual, group insurance and stock compensation expenses, partially offset by an increase in direct loan origination cost, which offsets and defers the recognition of salaries and benefits expense. The number of full-time equivalent employees averaged 264.3 for the year ended December 31, 2025 compared to 265.8 for the year ended December 31, 2024.
Occupancy and equipment expense increased primarily due to increases in rent expenses and additional fixture, furniture and equipment purchases.
Professional fees decreased primarily due to additional professional fees related to a core system conversion completed in April 2024 for the year ended December 31, 2024, partially offset by professional fees related to evaluating the accounting for a preferred stock purchase option for the year ended December 31, 2025.
Marketing and business promotion expense increased primarily due to a higher volume of advertisements.
Data processing expense decreased primarily due to a decrease in overall service charges after the core system conversion, partially offset by one-time new relationship credit recognized during the year-ago quarter from the core system conversion completed during the year ended December 31, 2024.
Regulatory assessment expense increased primarily due to an increase in balance sheet.
Other expense included other loan related legal expenses of $505 thousand and $432 thousand, respectively, armed guard expense of $760 thousand and $867 thousand, respectively, office expenses of $2.0 million and $2.2 million, respectively, for the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, the Company recognized the impairment on operating lease assets of $238 thousand and contingent accrual for legal settlements of $217 thousand. During the year ended December 31, 2024, the Company recognized a termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was ultimately determined to be ineligible for the SBA guarantee during the second quarter of 2024.

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

Salaries and employee benefits increased primarily due to increases in salaries, bonus accrual, and incentives tied to SBA loan sales, partially offset by a decrease in vacation accruals. The number of full-time equivalent employees averaged 265.8 for the year ended December 31, 2024 compared to 272.5 for the year ended December 31, 2023.
Occupancy and equipment expense increased primarily due to an expansion of headquarters location in the second half of 2023 and a relocation of a regional office and the consolidation of two branches into one location in Orange County, California in 2024.
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
Other expense included other loan related legal expenses of $432 thousand and $534 thousand, respectively, armed guard expense of $867 thousand and $798 thousand, respectively, office expenses of $2.2 million and $2.2 million, respectively, for the years ended December 31, 2024 and 2023. In addition, during the year ended December 31, 2024, the Company recognized a termination charge for the legacy core system of $508 thousand and an expense of $815 thousand for a reimbursement for an SBA loan guarantee previously paid by the SBA on a loan originated in 2014 that subsequently defaulted and was determined by the SBA to be ineligible for the guarantee.
Income Tax Expense
Income tax expense was $15.0 million, $10.5 million and $12.6 million, respectively, and the effective tax rate was 28.6%, 28.9% and 29.0%, respectively, for the years ended December 31, 2025, 2024 and 2023.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	December 31,
	2025			2024
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$135,728	$129,822	$(5,906)	$123,209	$112,439	$(10,770)
Collateralized mortgage obligations	19,499	18,762	(737)	22,753	21,237	(1,516)
SBA loan pool securities	4,363	4,193	(170)	6,328	6,008	(320)
Municipal bonds	2,463	2,484	21	2,452	2,420	(32)
Corporate bonds	5,000	4,748	(252)	5,000	4,245	(755)
Total securities available-for-sale	$167,053	$160,009	$(7,044)	$159,742	$146,349	$(13,393)

Total carrying value of investment securities were $160.0 million at December 31, 2025, an increase of $13.7 million, or 9.3%, from $146.3 million at December 31, 2024. The increase was primarily due to purchases of $31.7 million and an increase in fair value of securities available-for-sale of $6.3 million, partially offset by principal paydowns and calls of $24.2 million and net premium amortization of $146 thousand.
As of December 31, 2025 and 2024, 95.5% and 95.3%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of December 31, 2025 and 2024.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2025 and 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company recorded no ACL on securities available-for-sale.

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

	December 31, 2025
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$12	1.35%	$1,491	1.52%	$12,103	1.62%	$122,122	4.04%	$135,728	3.80%
Collateralized mortgage obligations	—	—%	5,686	4.20%	8	2.43%	13,805	3.24%	19,499	3.52%
SBA loan pool securities	—	—%	639	4.05%	1,598	2.54%	2,126	3.26%	4,363	3.11%
Municipal bonds	—	—%	83	3.00%	1,503	3.50%	877	3.68%	2,463	3.55%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$12	1.35%	$7,899	3.67%	$20,212	2.36%	$138,930	3.95%	$167,053	3.74%

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

	December 31,
	2025		2024		2023		January 1, 2023
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$1,071,396	38.0%	$940,931	35.9%	$855,270	36.8%	$772,020	37.8%
Business property	638,063	22.6%	595,547	22.6%	558,772	24.0%	526,513	25.7%
Multifamily	175,579	6.2%	194,220	7.4%	132,500	5.7%	124,751	6.1%
Construction	18,561	0.7%	21,854	0.8%	24,843	1.1%	17,054	0.8%
Total commercial real estate	1,903,599	67.5%	1,752,552	66.7%	1,571,385	67.6%	1,440,338	70.4%
Commercial and industrial	508,662	18.0%	472,763	18.0%	342,002	14.7%	249,250	12.2%
Consumer:
Residential mortgage	401,337	14.3%	392,456	14.9%	389,420	16.8%	333,726	16.3%
Other consumer	6,802	0.2%	11,616	0.4%	20,645	0.9%	22,749	1.1%
Total consumer	408,139	14.5%	404,072	15.3%	410,065	17.7%	356,475	17.4%
Loans held-for-investment	$2,820,400	100.0%	$2,629,387	100.0%	$2,323,452	100.0%	$2,046,063	100.0%
ACL on loans	(33,381)		(30,628)		(27,533)		(26,009)
Net loans held-for-investment	$2,787,019		$2,598,759		$2,295,919		$2,020,054

The following table presents the composition of the Company’s loans held-for-investment by legacy loan segments as of the dates indicated:

	December 31,
	2022		2021
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Real estate loans:
Commercial property	$1,288,392	63.0%	$1,105,843	63.9%
Residential property	333,726	16.3%	209,485	12.1%
SBA property	134,892	6.6%	129,661	7.5%
Construction	17,054	0.8%	8,252	0.5%
Total real estate loans	1,774,064	86.7%	1,453,241	84.0%
Commercial and industrial loans:
Commercial term	77,700	3.8%	73,438	4.2%
Commercial lines of credit	154,142	7.5%	100,936	5.8%
SBA commercial term	16,211	0.8%	17,640	1.0%
SBA PPP	1,197	0.1%	65,329	3.8%
Total commercial and industrial loans	249,250	12.2%	257,343	14.8%
Other consumer loans	22,749	1.1%	21,621	1.2%
Loans held-for-investment	2,046,063	100.0%	1,732,205	100.0%
Allowance for loan losses	(24,942)		(22,381)
Net loans held-for-investment	$2,021,121		$1,709,824

The following table presents activities in loans held-for-investment for the period indicated:

	Year Ended December 31, 2025
($ in thousands)	December 31, 2024	Term Loan Funding	Term Loan Pay-downs and Pay-offs(1)	Lines of Credit Increase (Decrease)	Charge-offs	Re-classification	December 31, 2025
Commercial real estate:
Commercial property	$940,931	$248,409	$(117,275)	$(5,474)	$—	$4,805	$1,071,396
Business property	595,547	226,585	(178,056)	(901)	(307)	(4,805)	638,063
Multifamily	194,220	40,361	(59,002)	—	—	—	175,579
Construction	21,854	—	—	(3,293)	—	—	18,561
Total commercial real estate	1,752,552	515,355	(354,333)	(9,668)	(307)	—	1,903,599
Commercial and industrial	472,763	76,469	(33,045)	(6,606)	(919)	—	508,662
Consumer:
Residential mortgage	392,456	60,592	(51,711)	—	—	—	401,337
Other consumer	11,616	—	(4,839)	107	(82)	—	6,802
Total consumer	404,072	60,592	(56,550)	107	(82)	—	408,139
Loans held-for-investment	$2,629,387	$652,416	$(443,928)	$(16,167)	$(1,308)	$—	$2,820,400

(1) Net of changes in deferred loan fees and discount on loans
The following table presents the contractual maturities of loans held-for-investment and the distribution between fixed and floating interest rate loans at the date indicated:

	December 31, 2025
($ in thousands)	Within One Year	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Commercial real estate:
Commercial property	$157,883	$619,320	$269,240	$24,953	$1,071,396
Business property	56,388	337,165	150,788	93,722	638,063
Multifamily	11,101	127,623	36,855	—	175,579
Construction	18,561	—	—	—	18,561
Total commercial real estate	243,933	1,084,108	456,883	118,675	1,903,599
Commercial and industrial	342,232	70,062	96,368	—	508,662
Consumer:
Residential mortgage	—	—	—	401,337	401,337
Other consumer	3,095	3,707	—	—	6,802
Total consumer	3,095	3,707	—	401,337	408,139
Loans held-for-investment	$589,260	$1,157,877	$553,251	$520,012	$2,820,400
Loans with variable (floating) interest rates	$459,490	$398,067	$186,622	$164,711	$1,208,890
Loans with adjustable (fixed to floating) interest rates	—	403,694	366,629	348,031	1,118,354
Loans with predetermined (fixed) interest rates	129,770	356,116	—	7,270	493,156
Total	$589,260	$1,157,877	$553,251	$520,012	$2,820,400

The following table reflects the allocation of the ACL on loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2025		2024		2023		January 1, 2023
($ in thousands)	ACL on Loans	Percentage of Loans to Total Loans	ACL on Loans	Percentage of Loans to Total Loans	ACL on Loans	Percentage of Loans to Total Loans	ACL on Loans	Percentage of Loans to Total Loans
Commercial real estate:
Commercial property	$9,348	38.0%	$12,923	35.9%	$12,665	36.8%	$6,740	37.8%
Business property	4,347	22.6%	3,967	22.6%	4,739	24.0%	6,645	25.7%
Multifamily	1,282	6.2%	2,371	7.4%	1,441	5.7%	1,390	6.1%
Construction	123	0.7%	81	0.8%	135	1.1%	151	0.8%
Total commercial real estate	15,100	67.5%	19,342	66.7%	18,980	67.6%	14,926	70.4%
Commercial and industrial	15,357	18.0%	8,713	18.0%	6,245	14.7%	9,846	12.2%
Consumer:
Residential mortgage	2,871	14.3%	2,506	14.9%	2,226	16.8%	1,157	16.3%
Other consumer	53	0.2%	67	0.4%	82	0.9%	80	1.1%
Total consumer	2,924	14.5%	2,573	15.3%	2,308	17.7%	1,237	17.4%
Total	$33,381	100.0%	$30,628	100.0%	$27,533	100.0%	$26,009	100.0%
ACL on loans to loans held-for-investment	1.18%		1.16%		1.19%		1.27%

The following table reflects the allocation of the allowance for loan losses by legacy loan segments and the ratio of each legacy loan category to total loans as of the dates indicated:

	December 31,
	2022		2021
($ in thousands)	Allowance for Loan Losses	Percentage of Loans to Total Loans	Allowance for Loan Losses	Percentage of Loans to Total Loans
Real estate loans:
Commercial property	$14,059	63.0%	$13,586	63.9%
Residential property	3,691	16.3%	1,869	12.1%
SBA property	1,326	6.6%	1,253	7.5%
Construction	151	0.8%	89	0.5%
Total real estate loans	19,227	86.7%	16,797	84.0%
Commercial and industrial loans:
Commercial term	2,100	3.8%	2,715	4.2%
Commercial lines of credit	3,036	7.5%	2,071	5.8%
SBA commercial term	366	0.8%	524	1.0%
SBA PPP	—	0.1%	—	3.8%
Total commercial and industrial loans	5,502	12.2%	5,310	14.8%
Other consumer loans	213	1.1%	274	1.2%
Total	$24,942	100.0%	$22,381	100.0%
Allowance for loan losses to loans held-for-investment	1.22%		1.29%

The following table presents activities in ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023	2022	2021
ACL on loans
Balance at beginning of period	$30,628	$27,533	$24,942	$22,381	$26,510
Impact of ASC 326 adoption	—	—	1,067	—	—
Charge-offs	(1,308)	(691)	(132)	(1,199)	(227)
Recoveries	386	298	1,159	158	694
Provision (reversal) for credit losses on loans	3,675	3,488	497	3,602	(4,596)
Balance at end of period	$33,381	$30,628	$27,533	$24,942	$22,381
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,190	$1,277	$299	$214	$238
Impact of ASC 326 adoption	—	—	1,607	—
Provision (reversal) for credit losses on off-balance sheet credit exposure (1)	353	(87)	(629)	85	(24)
Balance at end of period	$1,543	$1,190	$1,277	$299	$214

(1)     Provision (reversal) for credit losses on off-balance sheet credit exposures for the years ended December 31, 2022 and 2021 was recorded in Other Expense on the Consolidated Income Statement.
The increase in ACL for the year ended December 31, 2025 was primarily due to increases in loans held-for-investment, quantitatively measured loss reserves and reserves on individually evaluated loans, partially offset by a decrease in overall reserve related to qualitative adjustment factors.
The increase in the quantitatively measured loss reserve requirement was primarily due to the changes in the macroeconomics outlook and prepayment assumption updates. The Company utilizes forecasts published by the Federal Open Market Committee (“FOMC”). The next year-end year-over-year change in forecasted real GDP increased to 2.3% in the December 2025 FOMC meeting from 2.1% in December 2024. However, the projected percent change in year-over-year real GDP over the first 3 quarters of the forecast period were lower for December 2025 ACL measurement than those used prior year. The forecasted next year-end national unemployment rate increased to 4.4% in the December 2025 FOMC meeting from 4.3% in December 2024. Overall changes in macroeconomic projections resulted in the increases of PD and LGD rates across majority of the loan segments leading to higher overall expected loss measurements.
The decrease in qualitative reserve was primarily due to decreases in the maximum loss rate of few large segments combined with general improvements in the factors that impacted the risk status ratings across loan segments. Also, management implemented an expanded risk status ratings scale during the year that made each risk rating more granular. This change enabled the Bank to apply rating changes in a comparatively more reactive manner to the changes in the underlying factors.
Loans individually evaluated for impairment totaled $53.2 million and $52.0 million, respectively, and related reserve totaled $206 thousand and $59 thousand, respectively, at December 31, 2025 and 2024.
Management believes that the projections used are reasonable and align with the Company’s expectation of the economic environment over the next 4 quarters.

The following table presents net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories for the periods indicated:

	For the Year Ended December 31,
	2025			2024			2023
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$927,453	$—	—%	$862,697	$—	—%	$794,642	$—	—%
Business property	721,715	303	0.04%	584,664	100	0.02%	537,044	(5)	(0.01)%
Multifamily	177,019	—	—%	156,965	20	0.01%	127,338	—	—%
Construction	25,288	—	—%	26,136	—	—%	18,565	—	—%
Total commercial real estate	1,851,475	303	0.02%	1,630,462	120	0.01%	1,477,589	(5)	(0.01)%
Commercial and industrial	478,565	542	0.11%	403,172	398	0.11%	263,447	(1,062)	(0.40)%
Consumer:
Residential mortgage	403,190	—	—%	386,512	—	—%	358,303	—	—%
Other consumer	9,223	77	0.83%	16,923	(125)	(0.92)%	21,602	40	0.19%
Total consumer	412,413	77	0.02%	403,435	(125)	(0.04)%	379,905	40	0.01%
Total loans held-for-investment	$2,742,453	$922	0.03%	$2,437,069	$393	0.02%	$2,120,941	$(1,027)	(0.05)%

The following table presents net charge-offs as a percentage to the average loan held for investment balances in each of the legacy loan categories for the periods indicated:

	For the Year Ended December 31,
	2022			2021
($ in thousands)	Average Balance	Net Charge-offs (Recoveries)	Percentage	Average Balance	Net Charge-offs (Recoveries)	Percentage
Real estate loans:
Commercial property	$1,201,405	$—	—%	$983,129	$—	—%
Residential property	261,576	—	—%	197,741	—	—%
SBA property	115,488	—	—%	125,051	(39)	(0.03)%
Construction	12,202	—	—%	12,715	—	—%
Total real estate loans	1,590,671	—	—%	1,318,636	(39)	(0.01)%
Commercial and industrial loans:
Commercial term	74,934	(8)	(0.01)%	77,383	(200)	(0.26)%
Commercial lines of credit	111,864	1,063	0.95%	92,874	(146)	(0.16)%
SBA commercial term	16,262	(21)	(0.13)%	19,390	(104)	(0.54)%
SBA PPP	13,732	—	—%	150,043	—	—%
Total commercial and industrial loans	216,792	1,034	0.48%	339,690	(450)	(0.13)%
Other consumer loans	21,991	7	0.03%	21,101	22	0.10%
Total loans held-for-investment	$1,829,454	$1,041	0.06%	$1,679,427	$(467)	(0.03)%

Loans 30 to 89 Days Past Due and Still Accruing
The following table presents a summary of loans 30 to 89 days past due and still accruing as of the dates indicated:

	December 31,
($ in thousands)	2025	2024	2023	2022	2021
Commercial real estate:
Commercial property	$—	$433	$—	N/A	N/A
Business property	140	333	560	N/A	N/A
Total commercial real estate	140	766	560	$—	$—
Commercial and industrial	26	—	217	—	—
Consumer:
Residential mortgage	674	3,982	604	—	461
Other consumer	115	154	47	134	93
Total consumer	789	4,136	651	134	554
Total	$955	$4,902	$1,428	$134	$554

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total NPLs and NPAs as of the dates indicated:

	December 31,
($ in thousands)	2025	2024	2023	2022	2021
Nonaccrual loans held-for-investment:
Commercial real estate:
Commercial property (1)	N/A	N/A	N/A	$2,400	$—
SBA property (1)	N/A	N/A	N/A	585	746
Commercial property	$1,403	$1,851	$958	N/A	N/A
Business property	938	2,336	2,865	N/A	N/A
Multifamily	—	—	—	—	0
Construction	—	—	—	—	0
Total commercial real estate	2,341	4,187	3,823	2,985	746
Commercial and industrial	161	79	68	—	213
Consumer:
Residential property	5,403	403	—	372	—
Other consumer	5	24	25	3	35
Total consumer	5,408	427	25	375	35
Total nonaccrual loans held-for-investment	7,910	4,693	3,916	3,360	994
Loans past due 90 days or more still on accrual	—	—	—	—	—
NPLs held-for-investment	7,910	4,693	3,916	3,360	994
NPLs held-for-sale	—	—	—	4,000	—
Total NPLs	7,910	4,693	3,916	7,360	994
Other real estate owned	—	—	2,558	—	—
NPAs	$7,910	$4,693	$6,474	$7,360	$994

Nonaccrual loans held-for-investment to loans held-for-investment	0.28%	0.18%	0.17%	0.16%	0.06%
NPLs held-for-investment to loans held-for-investment	0.28%	0.18%	0.17%	0.16%	0.06%
NPAs to total assets	0.24%	0.15%	0.23%	0.30%	0.05%
ACL on loans to nonaccrual loans held-for-investment	422.01%	652.63%	703.09%	742.32%	2,251.61%

(1) Under the legacy loan segments
Total nonaccrual loans held-for-investment were $7.9 million at December 31, 2025, an increase of $3.2 million, or 68.5%, from $4.7 million at December 31, 2024. The increase was primarily due to loans placed on nonaccrual status during the year ended December 31, 2025 of $6.1 million, partially offset by payoffs and paydowns of $2.3 million and charge-offs of $582 thousand.

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
Additional income of approximately $624 thousand would have been recorded during the year ended December 31, 2025, had these loans been paid in accordance with their original terms throughout the periods indicated.
CRE Concentration
The Bank has policies and procedures in place to monitor compliance with the CRE Concentration Guidance. The Bank has set targets for CRE concentration limits as a percentage of total capital in accordance with interagency guidelines and actively manages the Bank’s exposure to CRE lending. The Bank’s construction and land development loans remain a small portion of the loan portfolio and as a percentage of total capital (as defined by the federal bank regulators) were 7.7% and 6.3%, respectively, at December 31, 2025 and 2024. As of December 31, 2025, using regulatory definitions in the CRE Concentration Guidance, CRE loans represented 307.7% of total risk-based capital, as compared to 297.0%, 280.7%, 253.9% and 269.8% as of December 31, 2024, 2023, 2022 and 2021, respectively.
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
The following table presents the composition of the Company’s loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2025	2024	2023	2022	2021
Commercial real estate:
SBA property (1)	N/A	N/A	N/A	$16,473	$33,603
Commercial property	$3,750	$3,307	$—	N/A	N/A
Business property	2,734	713	2,802	N/A	N/A
Total commercial real estate	6,484	4,020	2,802	16,473	33,603
Commercial and industrial	5,593	2,272	2,353	6,338	3,423
Loans held-for-sale	$12,077	$6,292	$5,155	$22,811	$37,026

(1) Under the legacy loan segments
Loans held-for-sale were $12.1 million at December 31, 2025, an increase of $5.8 million, or 91.9%, from $6.3 million at December 31, 2024. The increase was primarily due to originations of $92.2 million, partially offset by sales of $85.8 million and pay-downs and pay-offs of $643 thousand.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Noninterest-bearing demand deposits	$555,645	$547,853	$7,792	1.4%
Interest-bearing deposits:
Savings	6,077	5,765	312	5.4%
NOW	13,928	13,761	167	1.2%
Retail money market accounts	656,069	447,360	208,709	46.7%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	574,519	493,644	80,875	16.4%
More than $250,000	648,633	605,124	43,509	7.2%
Brokered time deposits	280,540	442,283	(161,743)	(36.6)%
Time deposits from California State Treasurer	60,000	60,000	—	—%
Total interest-bearing deposits	2,239,767	2,067,938	171,829	8.3%
Total deposits	$2,795,412	$2,615,791	$179,621	6.9%

Total deposits not covered by deposit insurance	$1,270,159	$1,036,451	$233,708	22.5%
Time deposits not covered by deposit insurance	$499,745	$459,835	$39,910	8.7%

The increase in retail time deposits was primarily due to new accounts of $367.4 million, renewals of the matured accounts of $898.6 million and balance increases of $44.1 million, partially offset by matured and closed accounts of $1.18 billion.
As of December 31, 2025 and 2024, total deposits were comprised of 19.9% and 20.9%, respectively, of noninterest-bearing demand accounts, 24.2% and 17.9%, respectively, of savings, NOW and money market accounts and 55.9% and 61.2%, respectively, of time deposits.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
December 31, 2025
Time deposits of $250,000 or less	$243,468	$316,179	$293,888	$1,524	$855,059
Time deposits of more than $250,000	309,465	147,875	248,401	2,892	708,633
Total	$552,933	$464,054	$542,289	$4,416	$1,563,692
Not covered by deposit insurance	$233,697	$103,783	$159,928	$2,337	$499,745
December 31, 2024
Time deposits of $250,000 or less	$310,662	$286,304	$336,629	$2,332	$935,927
Time deposits of more than $250,000	295,977	138,664	228,533	1,950	665,124
Total	$606,639	$424,968	$565,162	$4,282	$1,601,051
Not covered by deposit insurance	$217,542	$96,493	$144,232	$1,568	$459,835

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $390.0 million at December 31, 2025, an increase of $26.2 million, or 7.2%, from $363.8 million at December 31, 2024. The increase was primarily due to the net income of $37.5 million, a decrease in other comprehensive loss from the fair value change in securities available-for-sale of $4.5 million and stock options exercised of $2.3 million, partially offset by cash dividends declared on common stock of $11.5 million, preferred stock dividends of $300 thousand and repurchase of common stock of $7.1 million.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2025
Common tier 1 capital (to risk-weighted assets)	11.46%	13.49%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.13%	14.72%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	13.89%	13.49%	6.0%	8.0%
Tier 1 capital (to average assets)	11.89%	11.55%	4.0%	5.0%
December 31, 2024
Common tier 1 capital (to risk-weighted assets)	11.44%	13.72%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.24%	14.92%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.04%	13.72%	6.0%	8.0%
Tier 1 capital (to average assets)	12.45%	12.16%	4.0%	5.0%

The Company and the Bank’s capital conservation buffer was 6.96% and 6.72%, respectively, as of December 31, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024.
Stock Repurchases
During the year ended December 31, 2025, the Company repurchased and retired 358,251 shares of common stock at a weighted-average price of $19.82 per share under a stock repurchase program approved by the Board of Directors on August 2, 2023 authorizing the repurchase of up to 720,000 shares. On July 23, 2025, the Company announced that the term of the stock repurchase program would be extended to July 31, 2026. As of December 31, 2025, the Company was authorized to purchase 219,526 additional shares under the stock repurchase program.
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share.
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share.
From January 1, 2021 through December 31, 2025, the Company has repurchased and retired at total of 1,928,681 shares of common stock at a weighted-average price of $17.51 per share under several stock repurchase programs.

Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment qualifies as tier 1 capital for the purposes of the bank regulatory capital requirements.
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
The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (the “ECIP Period”) unless and until the Company meets at least one of following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s “total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company met all Threshold Conditions as of December 31, 2025:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,742	$11,855	$18,969
Discount	64,399	57,286	50,172

The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $300 thousand and $834 thousand for the years ended December 31, 2025 and 2024, respectively.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

	December 31,		Amount Change	Percentage Change
($ in thousands)	2025	2024
Cash and cash equivalents	$207,142	$198,792	$8,350	4.2%
Cash and cash equivalents to total assets	6.3%	6.5%
Available borrowing capacity:
FHLB advances	$840,607	$722,439	118,168	16.4%
Federal Reserve Discount Window	841,563	586,525	255,038	43.5%
Overnight federal funds lines	65,000	50,000	15,000	30.0%
Total	$1,747,170	$1,358,964	$388,206	28.6%
Total available borrowing capacity to total assets	53.2%	44.4%

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

	December 31,
	2025		2024
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,663	$348,287	$12,923	$370,313
Unfunded loan commitments	—	7,132	—	17,339
Standby letters of credit	5,705	1,625	5,279	1,516
Total	$18,368	$357,044	$18,202	$389,168

The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of December 31, 2025 and 2024, the Company maintained an ACL on off-balance sheet credit exposures of $1.5 million and $1.2 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2025
Time deposits	$1,559,276	$4,293	$123	$—	$1,563,692
FHLB advances	34,000	—	—	—	34,000
Operating leases	3,562	6,277	5,708	7,585	23,132
Total	$1,596,838	$10,570	$5,831	$7,585	$1,620,824
December 31, 2024
Time deposits	$1,596,769	$4,099	$183	$—	$1,601,051
Other short-term borrowings	15,000	—	—	—	15,000
Operating leases	3,397	5,716	4,910	9,111	23,134
Total	$1,615,166	$9,815	$5,093	$9,111	$1,639,185

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
The model incorporates deposit repricing assumptions impacting both consumer and wholesale deposits, deposit behavior assumption related to its non-maturity deposits, and prepayment assumptions related to its loan portfolio. The model modifications incorporated observed pricing and customer behavior in both rising and falling interest rate environments. The model is updated annually and was last evaluated during the three months ended December 31, 2025.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of the dates indicated:

	December 31,
	2025		2024
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	8.7%	(3.8)%	9.5%	(4.1)%
+100	4.5%	(1.3)%	4.7%	(1.9)%
-100	(5.7)%	(2.7)%	(6.2)%	(1.1)%
-200	(10.8)%	(6.1)%	(12.8)%	(4.5)%

On December 10, 2025, the FOMC lowered the upper range of the Fed Funds Target Rate from 4.00% to 3.75%. In the accompanying statement, noted economic activity has been expanding at a moderate pace but highlighted that unemployment rate has edged up through September. Inflation has moved up since earlier in the year and remained somewhat elevated. The Committee reiterated that they remain attentive to the risks to both sides of its dual mandate but judged that downside risks to employment rose in recent months. In considering the extent and timing of additional adjustments to the target range of the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks.
As of December 31, 2025, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to decrease when interest rates decline, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
The Company’s EVE sensitivity reflects a slight liability sensitive profile due to the deposit mix shift away from non-maturity deposits to time deposits. The model result is highly sensitive to deposit behaviors as well as loan prepayment assumptions. Due to the uncertainty of the current economic forecast, and timing and direction of future interest rate movements, actual results may vary from the Company’s EVE sensitivity results.

Item 8. Financial Statements

PCB Bancorp and Subsidiary

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of PCB Bancorp
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PCB Bancorp and Subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for Credit Losses – Qualitative Factors
As described in Notes 1 and 4 to the financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss methodology. The allowance for credit losses on loans (“ACL”) was a significant estimate recorded within the Company’s consolidated financial statements with a reported balance of $33.4 million as of December 31, 2025.
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
Los Angeles, California
March 13, 2026

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2025	2024
Assets
Cash and due from banks	$25,319	$27,100
Interest-bearing deposits in other financial institutions	181,823	171,692
Total cash and cash equivalents	207,142	198,792
Securities available-for-sale, at fair value (amortized cost of $167,053 and $159,742, respectively, and allowance for credit losses of $0 and $0, respectively, at December 31, 2025 and 2024)	160,009	146,349
Loans held-for-sale	12,077	6,292
Loans held-for-investment, net of deferred loan costs (fees)	2,820,400	2,629,387
Allowance for credit losses on loans	(33,381)	(30,628)
Net loans held-for-investment	2,787,019	2,598,759
Premises and equipment, net	8,194	8,280
Federal Home Loan Bank and other restricted stock, at cost	14,978	14,042
Bank-owned life insurance	32,796	31,766
Deferred tax assets, net	9,210	7,249
Servicing assets	5,627	5,837
Operating lease assets	17,158	17,254
Accrued interest receivable	10,669	10,466
Other assets	16,892	18,885
Total assets	$3,281,771	$3,063,971
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$555,645	$547,853
Savings, NOW and money market accounts	676,075	466,887
Time deposits of $250,000 or less	855,059	935,927
Time deposits of more than $250,000	708,633	665,124
Total deposits	2,795,412	2,615,791
Other short-term borrowings	—	15,000
Federal Home Loan Bank advances	34,000	—
Operating lease liabilities	18,996	18,671
Accrued interest payable and other liabilities	43,337	50,695
Total liabilities	2,891,745	2,700,157
Commitments and contingent liabilities
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at December 31, 2025 and 2024, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; issued and outstanding 14,230,428 and 14,380,651 shares, respectively, and included 90,850 and 119,100 shares of unvested restricted stock, respectively, at December 31, 2025 and 2024	139,256	143,195
Retained earnings	186,485	160,797
Accumulated other comprehensive loss, net	(4,856)	(9,319)
Total shareholders’ equity	390,026	363,814
Total liabilities and shareholders’ equity	$3,281,771	$3,063,971

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Interest and dividend income:
Loans, including fees	$180,345	$164,301	$136,029
Tax-exempt investment securities	87	102	126
Taxable investment securities	5,773	5,226	4,553
Other interest-earning assets	11,331	11,188	10,469
Total interest income	197,536	180,817	151,177
Interest expense:
Deposits	92,261	90,487	62,165
Other borrowings	1,397	1,713	508
Total interest expense	93,658	92,200	62,673
Net interest income	103,878	88,617	88,504
Provision (reversal) for credit losses	4,028	3,401	(132)
Net interest income after provision (reversal) for credit losses	99,850	85,216	88,636
Noninterest income:
Service charges and fees on deposits	1,540	1,545	1,475
Loan servicing income	2,945	3,365	3,330
Bank-owned life insurance income	1,030	949	753
Gain on sale of loans	4,617	3,752	3,570
Other income	1,704	1,482	1,555
Total noninterest income	11,836	11,093	10,683
Noninterest expense:
Salaries and employee benefits	36,551	35,661	34,572
Occupancy and equipment	9,242	9,117	7,924
Professional fees	2,808	3,408	3,087
Marketing and business promotion	2,116	1,886	2,327
Data processing	1,334	1,499	1,552
Director fees and expenses	898	906	756
Regulatory assessments	1,464	1,256	1,103
Other expenses	4,785	6,290	4,736
Total noninterest expense	59,198	60,023	56,057
Income before income taxes	52,488	36,286	43,262
Income tax expense	15,035	10,476	12,557
Net income	37,453	25,810	30,705
Preferred stock dividends	300	834	—
Net income available to common shareholders	$37,153	$24,976	$30,705

Earnings per common share, basic	$2.59	$1.75	$2.14
Earnings per common share, diluted	$2.58	$1.74	$2.12

Weighted-average common shares outstanding, basic	14,204,468	14,242,057	14,301,691
Weighted-average common shares outstanding, diluted	14,279,130	14,342,361	14,417,938

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$37,453	$25,810	$30,705
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the year	6,348	(541)	2,263
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,885)	146	(676)
Total other comprehensive income (loss), net of tax	4,463	(395)	1,587
Total comprehensive income	$41,916	$25,415	$32,292

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2023	69,141	14,625,474	69,141	149,631	127,181	(10,511)	335,442
Cumulative effect adjustment upon adoption of ASC 326	—	—	—	—	(1,886)	—	(1,886)
Adjusted balance at January 1, 2023	69,141	14,625,474	69,141	149,631	125,295	(10,511)	333,556
Comprehensive income
Net income	—	—	—	—	30,705	—	30,705
Other comprehensive income, net of tax	—	—	—	—	—	1,587	1,587
Issuance of restricted stock	—	3,300	—	—	—	—	—
Forfeiture of restricted stock	—	(500)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(99)	—	(2)	—	—	(2)
Repurchase of common stock	—	(512,657)	—	(8,828)	—	—	(8,828)
Stock repurchase excise tax	—	—	—	(76)	—	—	(76)
Share-based compensation expense	—	—	—	488	—	—	488
Stock options exercised	—	144,922	—	1,350	—	—	1,350
Cash dividends declared on common stock ($0.69 per share)	—	—	—	—	(9,908)	—	(9,908)
Balance at December 31, 2023	69,141	14,260,440	69,141	142,563	146,092	(8,924)	348,872
Comprehensive income (loss)
Net income	—	—	—	—	25,810	—	25,810
Other comprehensive loss, net of tax	—	—	—	—	—	(395)	(395)
Issuance of restricted stock	—	101,500	—	—	—	—	—
Forfeiture of restricted stock	—	(420)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(150)	—	(3)	—	—	(3)
Repurchase of common stock	—	(14,947)	—	(222)	—	—	(222)
Share-based compensation expense	—	—	—	504	—	—	504
Stock options exercised	—	34,228	—	353	—	—	353
Preferred stock dividends	—	—	—	—	(834)	—	(834)
Cash dividends declared on common stock ($0.72 per share)	—	—	—	—	(10,271)	—	(10,271)
Balance at December 31, 2024	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(in thousands, except share data)

	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(Continued)
Comprehensive income
Net income	—	—	—	—	37,453	—	37,453
Other comprehensive income, net of tax	—	—	—	—	—	4,463	4,463
Issuance of restricted stock	—	6,200	—	—	—	—	—
Forfeiture of restricted stock	—	(1,500)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(3,404)	—	(81)	—	—	(81)
Repurchase of common stock	—	(358,251)	—	(7,101)	—	—	(7,101)
Stock repurchase excise tax	—	—	—	(8)	—	—	(8)
Share-based compensation expense	—	—	—	973	—	—	973
Stock options exercised	—	206,732	—	2,278	—	—	2,278
Preferred stock dividends	—	—	—	—	(300)	—	(300)
Cash dividends declared on common stock ($0.80 per share)	—	—	—	—	(11,465)	—	(11,465)
Balance at December 31, 2025	69,141	14,230,428	$69,141	$139,256	$186,485	$(4,856)	$390,026

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$37,453	$25,810	$30,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,213	2,252	2,184
Net amortization of premiums on securities	146	159	209
Net accretion of discounts on loans	(2,791)	(2,782)	(2,197)
Net accretion of deferred loan fees	(1,368)	(1,214)	(1,097)
Amortization of servicing assets	2,080	1,764	1,883
Provision (reversal) for credit losses	4,028	3,401	(132)
Bank-owned life insurance income	(1,030)	(949)	(753)
Deferred tax expense (benefit)	(3,847)	(7,979)	4,103
Share-based compensation	973	504	488
Gain on sale of loans	(4,617)	(3,752)	(3,570)
Originations of loans held-for-sale	(92,198)	(73,975)	(69,040)
Proceeds from sales of and principal collected on loans held-for-sale	90,935	77,878	87,422
Change in accrued interest receivable and other assets	2,180	(3,717)	(934)
Change in accrued interest payable and other liabilities	(7,568)	21,585	14,072
Net cash provided by operating activities	26,589	38,985	63,343
Cash flows from investing activities:
Purchase of securities available-for-sale	(31,655)	(23,484)	(17,271)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	24,198	19,758	17,865
Proceeds from sales of and principal collected on loans held-for-sale previously classified as held-for-investment	—	676	5,074
Net increase in loans held-for-investment	(189,551)	(305,325)	(261,352)
Purchase of loans held-for-investment	—	—	(15,741)
Purchase of Federal Home Loan Bank and other restricted stock	(936)	(1,326)	(2,533)
Proceeds from sale of other real estate owned	—	3,039	—
Purchases of premises and equipment	(2,193)	(4,075)	(1,315)
Investment in private equity	—	(1,000)	—
Net cash used in investing activities	(200,137)	(311,737)	(275,273)
Cash flows from financing activities:
Net increase in deposits	179,621	264,179	305,629
Net change in short-term Federal Home Loan Bank advances and other borrowings	19,000	15,000	(20,000)
Proceeds from long-term Federal Home Loan Bank advances	—	50,000	39,000
Repayment of long-term Federal Home Loan Bank advances	—	(89,000)	—
Stock options exercised	2,278	353	1,350
Restricted stock surrendered due to employee tax liability	(81)	(3)	(2)
Stock repurchase excise tax	(8)	(62)	—
Repurchase of common stock	(7,101)	(222)	(8,828)
Cash dividends paid on preferred stock	(346)	(772)	—
Cash dividends paid on common stock	(11,465)	(10,271)	(9,908)
Net cash provided by financing activities	181,898	229,202	307,241
Net increase (decrease) in cash and cash equivalents	8,350	(43,550)	95,311
Cash and cash equivalents at beginning of year	198,792	242,342	147,031
Cash and cash equivalents at end of year	$207,142	$198,792	$242,342

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Interest paid	$92,837	$85,845	$47,780
Income taxes paid	23,055	6,366	4,284
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$—	$676	$—
Loans transferred to other real estate owned	—	94	593
Right-of-use assets obtained in exchange for lease obligations	2,958	973	15,317

See Accompanying Notes to Consolidated Financial Statements

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose primary operations are through its subsidiary, PCB Bank, which operates as a single operating segment. As of December 31, 2025, the Bank is a single operating segment that operates nine full-service branches in Los Angeles and Orange Counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and one full-service branch in Georgia (Suwanee). The Bank also has loan originators of primarily SBA loans in Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to 0%, eliminating the reserve requirement for all depository institutions. There was no reserve and clearing requirement balance at December 31, 2025 and 2024.
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Debt securities are classified as held-to-maturity when management has the positive intent and ability to hold to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities held-to-maturity are carried at amortized cost and securities available-for-sale are carried at fair value with unrealized gains and losses, net of taxes, recorded in other comprehensive income. As of December 31, 2025 and 2024, all of the investment securities held by the Company were securities available-for-sale.
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

Allowance for Credit Losses on Investment Securities
Effective January 1, 2023, ACL on securities available-for-sale is determined in accordance with ASC 326. The Company performs a quarterly evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income (loss).
The Company does not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverses from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable in the consolidated statements of financial condition.
Loans Held-For-Sale
The Company originates SBA loans, and certain residential mortgage loans with the intention for sale in the secondary market. The Company records the guaranteed portion of SBA loans and these residential mortgage loans held-for-sale at the lower of cost or fair value on an aggregate basis. Fair value is based on commitments on hand from investors or prevailing market prices. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.
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
The Company leverages its peer group information to estimate PD and LGD. Peer group is selected from institutions in California with total assets between $1 billion and $10 billion. The Company analyzes and compares each loan segment’s volume as a percentage of total loans, recent charge-off rates, and charge-off rate during recession of the peer group against those of the Bank for inclusion in the peer group population. PD and LGD are forecasted over a one-year time horizon using economic forecast scenarios, which the Company believes is a reasonable and supportable period. Beyond the 1-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over a 1-year period.
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
A portion of the collectively evaluated ACL on loans also includes qualitative adjustments for risk factors not reflected or captured by the quantitative modeled ACL but are relevant in estimating future expected credit losses. For each segment of the collectively evaluated loans, a hypothetical worst case scenario loss rate is calculated which is then used as the high watermark for the qualitative adjustment factors. The net difference between the worst case scenario loss rate and the current period’s quantitative reserve rate is the maximum available qualitative reserve for a given segment. The required qualitative reserve for each segment is then determined based on the weighting of the qualitative category and the assignment of risk status rating (improvement, no risk, very low, low, moderate, high, and very high) for each qualitative factor category.

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
Operating Leases
The Company’s operating leases are for its headquarters’ office spaces and retail branch locations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of a lease renewal option is at the Company’s sole discretion. Certain leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expenses for these leases are recognized on a straight-line basis over the lease term. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. The Company also leases certain equipment, such as copy machines and scanners, but they are determined to be immaterial.
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
The recorded investment amount was $7.2 million and $8.3 million, respectively, and unfunded commitments were $3.2 million and $5.8 million, respectively, at December 31, 2025 and 2024. The recorded investment amount is included in Other Assets and unfunded commitment is included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. As components of Income Tax Expense on the Consolidated Statement of Income, the Company recognized $1.0 million, $572 thousand and $451 thousand in amortization expense, respectively, partially offset by federal tax credits and other benefits of $1.0 million, $757 thousand and $674 thousand, respectively, for the years ended December 31, 2025, 2024 and 2023. The Company determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recorded for the years ended December 31, 2025 and 2024.
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

Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public business entities to disclose in the rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU and presented retrospectively in Note 14. Adoption of this ASU did not have a significant impact on the Company’s Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosure of income statement expenses for public business entities. This ASU requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. This ASU can be applied prospectively with an option for retrospective application and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” This ASU expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans (PSLs).” Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2027 and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. This ASU is effective for interim reporting periods within fiscal years beginning after December 15, 2027 and early adoption is permitted. Aside from complying with the new disclosure requirements, this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$129,822	$—	$129,822
Collateralized mortgage obligations	—	18,762	—	18,762
SBA loan pool securities	—	4,193	—	4,193
Municipal bonds	—	2,484	—	2,484
Corporate bonds	—	4,748	—	4,748
Total securities available-for-sale	—	160,009	—	160,009
Total assets measured at fair value on a recurring basis	$—	$160,009	$—	$160,009
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$—	$112,439	$—	$112,439
Collateralized mortgage obligations	—	21,237	—	21,237
SBA loan pool securities	—	6,008	—	6,008
Municipal bonds	—	2,420	—	2,420
Corporate bonds	—	4,245	—	4,245
Total securities available-for-sale	—	146,349	—	146,349
Total assets measured at fair value on a recurring basis	$—	$146,349	$—	$146,349
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Loans individually evaluated:
Business property	—	—	507	507
Total loans individually evaluated	—	—	507	507
Total assets measured at fair value on a non-recurring basis	$—	$—	$507	$507
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2024
Loans individually evaluated:
Business property	$—	$—	$994	$994
Total loans individually evaluated	—	—	994	994
Total assets measured at fair value on a non-recurring basis	$—	$—	$994	$994
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2025
Loans individually evaluated:
Business property	$507	Fair value of collateral	Selling cost	6%
December 31, 2024
Loans individually evaluated:
Business property	$994	Fair value of collateral	Selling cost	6%

For assets measured at fair value, the following table presents the total net gains (losses), which include charge-offs, recoveries, individual reserves, impairment on servicing assets, gain (loss) on sale of OREO, and OREO valuation write-downs recorded for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Loans individually evaluated:
Business property	$(135)	$200	$(264)
Multifamily	—	(20)	—
Commercial and industrial	(37)	(47)	1,074
Net gains (losses) recognized	$(172)	$133	$810

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

The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Interest-bearing deposits in other financial institutions	$181,823	$181,823	$181,823	$—	$—
Securities available-for-sale	160,009	160,009	—	160,009	—
Loans held-for-sale	12,077	12,815	—	12,815	—
Net loans held-for-investment	2,787,019	2,783,879	—	—	2,783,879
FHLB and other restricted stock	14,978	N/A	N/A	N/A	N/A
Accrued interest receivable	10,669	10,669	126	599	9,944
Financial liabilities:
Deposits	$2,795,412	$2,805,598	$—	$—	$2,805,598
FHLB advances	34,000	34,000	—	34,000	—
Accrued interest payable	25,228	25,228	—	4	25,224
December 31, 2024
Financial assets:
Interest-bearing deposits in other financial institutions	$171,692	$171,692	$171,692	$—	$—
Securities available-for-sale	146,349	146,349	—	146,349	—
Loans held-for-sale	6,292	6,783	—	6,783	—
Net loans held-for-investment	2,598,759	2,593,839	—	—	2,593,839
FHLB and other restricted stock	14,042	N/A	N/A	N/A	N/A
Accrued interest receivable	10,466	10,466	139	548	9,779
Financial liabilities:
Deposits	$2,615,791	$2,620,750	$—	$—	$2,620,750
Other short-term borrowings	15,000	15,000	—	15,000	—
Accrued interest payable	24,407	24,407	—	2	24,405

Note 3. Investment Securities
The following table presents the amortized cost and fair value of the investment securities as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$135,728	$1,063	$(6,969)	$129,822
Collateralized mortgage obligations	19,499	65	(802)	18,762
SBA loan pool securities	4,363	1	(171)	4,193
Municipal bonds	2,463	22	(1)	2,484
Corporate bonds	5,000	—	(252)	4,748
Total securities available-for-sale	$167,053	$1,151	$(8,195)	$160,009
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$123,209	$168	$(10,938)	$112,439
Collateralized mortgage obligations	22,753	1	(1,517)	21,237
SBA loan pool securities	6,328	—	(320)	6,008
Municipal bonds	2,452	—	(32)	2,420
Corporate bonds	5,000	—	(755)	4,245
Total securities available-for-sale	$159,742	$169	$(13,562)	$146,349

As of December 31, 2025 and 2024, pledged securities were $75.7 million and $72.5 million, respectively. These securities were pledged for the State Deposit from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $599 thousand and $548 thousand at December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, there were no holdings of securities available-for-sale of any one issuer, other than the U.S. government agency and U.S. GSEs, in an amount greater than 10% of shareholder’s equity.

The following table presents the amortized cost and fair value of the investment securities by contractual maturity as of December 31, 2025. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Securities Available-For-Sale
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	83	83
Five to ten years	6,503	6,266
Greater than ten years	877	883
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pool securities	159,590	152,777
Total	$167,053	$160,009

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

Year Ended December 31,
($ in thousands)	2025	2024	2023
Gross realized gains on sales and calls of securities available-for-sale	$—	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$—	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$—	$—
Tax expense on sales and calls of securities available-for-sale	$—	$—	$—

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated:

	Length of Time That Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$6,795	$(15)	3	$61,977	$(6,954)	111	$68,772	$(6,969)	114
Collateralized mortgage obligations	3,114	(7)	3	12,181	(795)	34	15,295	(802)	37
SBA loan pool securities	—	—	—	4,152	(171)	15	4,152	(171)	15
Municipal bonds	83	(1)	1	—	—	—	83	(1)	1
Corporate bonds	—	—	—	4,748	(252)	1	4,748	(252)	1
Total securities available-for-sale	$9,992	$(23)	7	$83,058	$(8,172)	161	$93,050	$(8,195)	168
December 31, 2024
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Mortgage-backed securities	$26,250	$(392)	17	$67,640	$(10,546)	109	$93,890	$(10,938)	126
Collateralized mortgage obligations	4,963	(26)	3	13,375	(1,491)	36	18,338	(1,517)	39
SBA loan pool securities	396	(1)	3	5,316	(319)	13	5,712	(320)	16
Municipal bonds	2,050	(32)	6	—	—	—	2,050	(32)	6
Corporate bonds	—	—	—	4,245	(755)	1	4,245	(755)	1
Total securities available-for-sale	$33,659	$(451)	29	$90,576	$(13,111)	159	$124,235	$(13,562)	188

As of December 31, 2025 and 2024, 95.5% and 95.3%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of December 31, 2025 and 2024.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of December 31, 2025 and 2024. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company recorded no ACL on securities available-for-sale.

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
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Commercial real estate:
Commercial property	$1,071,396	$940,931
Business property	638,063	595,547
Multifamily	175,579	194,220
Construction	18,561	21,854
Total commercial real estate	1,903,599	1,752,552
Commercial and industrial	508,662	472,763
Consumer:
Residential mortgage	401,337	392,456
Other consumer	6,802	11,616
Total consumer	408,139	404,072
Loans held-for-investment	2,820,400	2,629,387
Allowance for credit losses on loans	(33,381)	(30,628)
Net loans held-for-investment	$2,787,019	$2,598,759

In the ordinary course of business, the Company may grant loans to certain officers and directors, and the companies with which they are associated. As of December 31, 2025 and 2024 , the Company had $0 and $0 of such loans outstanding, respectively.
During the year ended December 31, 2025, the Company reclassed business property loans of $4.8 million to commercial property loans due to the changes in owner occupancy and primary source of income for repayment.
Allowance for Credit Losses on Loans
The following table presents a composition of provision (reversal) for credit losses for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Provision for credit losses on loans	$3,675	$3,488	$497
Provision (reversal) for credit losses on off-balance sheet credit exposures	353	(87)	(629)
Total provision (reversal) for credit losses	$4,028	$3,401	$(132)

The following table presents the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2023	$8,502	$5,749	$1,134	$151	$5,502	$3,691	$213	$24,942
Impact of ASC 326 adoption	(1,762)	896	256	—	4,344	(2,534)	(133)	1,067
Charge-offs	—	(4)	—	—	(45)	—	(83)	(132)
Recoveries	—	9	—	—	1,107	—	43	1,159
Provision (reversal) for credit losses on loans	5,925	(1,911)	51	(16)	(4,663)	1,069	42	497
Balance at December 31, 2023	12,665	4,739	1,441	135	6,245	2,226	82	27,533
Charge-offs	—	(104)	(20)	—	(524)	—	(43)	(691)
Recoveries	—	4	—	—	126	—	168	298
Provision (reversal) for credit losses on loans	258	(672)	950	(54)	2,866	280	(140)	3,488
Balance at December 31, 2024	12,923	3,967	2,371	81	8,713	2,506	67	30,628
Charge-offs	—	(307)	—	—	(919)	—	(82)	(1,308)
Recoveries	—	4	—	—	377	—	5	386
Provision (reversal) for credit losses on loans	(3,575)	683	(1,089)	42	7,186	365	63	3,675
Balance at December 31, 2025	$9,348	$4,347	$1,282	$123	$15,357	$2,871	$53	$33,381

The increase in overall ACL for the year ended December 31, 2025 was primarily due to increases in loans held-for-investment, quantitatively measured loss reserves and reserves on individually evaluated loans, partially offset by a decrease in overall reserve related to qualitative adjustment factors.
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

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2025 and gross write offs for the year ended December 31, 2025. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Commercial Real Estate:
Commercial property
Pass	$312,704	$176,824	$138,914	$203,311	$118,797	$96,119	$14,306	$7,563	$1,068,538
Special mention	—	—	—	923	—	—	—	—	923
Substandard	—	—	116	357	229	1,233	—	—	1,935
Doubtful	—	—	—	—	—	—	—	—	—
Total	$312,704	$176,824	$139,030	$204,591	$119,026	$97,352	$14,306	$7,563	$1,071,396
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$172,213	$89,840	$94,519	$77,382	$116,412	$71,607	$5,530	$3,640	$631,143
Special mention	—	—	—	—	5,512	—	—	—	5,512
Substandard	—	—	—	442	377	589	—	—	1,408
Doubtful	—	—	—	—	—	—	—	—	—
Total	$172,213	$89,840	$94,519	$77,824	$122,301	$72,196	$5,530	$3,640	$638,063
Year-to-date period gross write offs	$—	$—	$—	$307	$—	$—	$—	$—	$307
Multifamily
Pass	$38,551	$30,423	$13,793	$38,482	$37,071	$16,259	$1,000	$—	$175,579
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,551	$30,423	$13,793	$38,482	$37,071	$16,259	$1,000	$—	$175,579
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$503	$—	$18,058	$—	$—	$—	$—	$18,561
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$503	$—	$18,058	$—	$—	$—	$—	$18,561
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025 (Continued)
Commercial and Industrial
Pass	$30,047	$35,290	$28,031	$15,873	$4,753	$6,413	$336,748	$51,099	$508,254
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	247	—	161	—	—	408
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,047	$35,290	$28,031	$16,120	$4,753	$6,574	$336,748	$51,099	$508,662
Year-to-date period gross write offs	$247	$202	$125	$—	$149	$196	$—	$—	$919
Consumer
Residential mortgage
Pass	$62,595	$29,032	$52,641	$137,472	$67,078	$47,116	$—	$—	$395,934
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,689	—	—	714	—	—	5,403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,595	$29,032	$57,330	$137,472	$67,078	$47,830	$—	$—	$401,337
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$262	$—	$1,788	$1,932	$429	$39	$2,347	$—	$6,797
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$262	$—	$1,788	$1,937	$429	$39	$2,347	$—	$6,802
Year-to-date period gross write offs	$—	$77	$1	$—	$4	$—	$—	$—	$82
Total loans held-for-investment
Pass	$616,372	$361,912	$329,686	$492,510	$344,540	$237,553	$359,931	$62,302	$2,804,806
Special mention	—	—	—	923	5,512	—	—	—	6,435
Substandard	—	—	4,805	1,051	606	2,697	—	—	9,159
Doubtful	—	—	—	—	—	—	—	—	—
Total	$616,372	$361,912	$334,491	$494,484	$350,658	$240,250	$359,931	$62,302	$2,820,400
Year-to-date period gross write offs	$247	$279	$126	$307	$153	$196	$—	$—	$1,308

The following table summarizes the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2024. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Commercial Real Estate:
Commercial property
Pass	$196,454	$142,455	$259,222	$138,837	$76,462	$102,666	$21,031	$385	$937,512
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	131	399	258	—	2,631	—	—	3,419
Doubtful	—	—	—	—	—	—	—	—	—
Total	$196,454	$142,586	$259,621	$139,095	$76,462	$105,297	$21,031	$385	$940,931
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$93,973	$100,337	$95,024	$148,382	$44,239	$95,372	$6,431	$3,750	$587,508
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	—	447	859	—	1,699	—	—	3,005
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93,973	$100,337	$100,505	$149,241	$44,239	$97,071	$6,431	$3,750	$595,547
Year-to-date period gross write offs	$—	$—	$77	$—	$—	$27	$—	$—	$104
Multifamily
Pass	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,104	$53,020	$39,870	$38,104	$25,751	$2,370	$1,001	$—	$194,220
Year-to-date period gross write offs	$—	$—	$—	$20	$—	$—	$—	$—	$20
Construction
Pass	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$886	$7,589	$13,379	$—	$—	$—	$—	$—	$21,854
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024 (Continued)
Commercial and Industrial
Pass	$46,644	$34,737	$21,700	$7,312	$3,125	$8,044	$347,605	$3,517	$472,684
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8	—	71	—	—	79
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,644	$34,737	$21,700	$7,320	$3,125	$8,115	$347,605	$3,517	$472,763
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$126	$248	$150	$524
Consumer
Residential mortgage
Pass	$37,548	$73,833	$151,922	$73,183	$10,840	$44,727	$—	$—	$392,053
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	403	—	—	403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,548	$73,833	$151,922	$73,183	$10,840	$45,130	$—	$—	$392,456
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$346	$2,914	$4,243	$1,530	$394	$8	$2,157	$—	$11,592
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	23	—	1	—	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346	$2,914	$4,266	$1,530	$395	$8	$2,157	$—	$11,616
Year-to-date period gross write offs	$—	$18	$15	$—	$10	$—	$—	$—	$43
Total loans held-for-investment
Pass	$409,955	$414,885	$585,360	$407,348	$160,811	$253,187	$378,225	$7,652	$2,617,423
Special mention	—	—	5,034	—	—	—	—	—	5,034
Substandard	—	131	869	1,125	1	4,804	—	—	6,930
Doubtful	—	—	—	—	—	—	—	—	—
Total	$409,955	$415,016	$591,263	$408,473	$160,812	$257,991	$378,225	$7,652	$2,629,387
Year-to-date period gross write offs	$—	$18	$92	$20	$10	$153	$248	$150	$691

Nonaccrual Loans
The following table presents loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
December 31, 2025
Commercial real estate:
Commercial property	$1,403	$—	$—	$1,403	$—
Business property	938	642	134	938	134
Total commercial real estate	2,341	642	134	2,341	134
Commercial and industrial	161	71	72	161	72
Consumer:
Residential mortgage	5,403	—	—	5,403	—
Other consumer	5	5	—	—	—
Total consumer	5,408	5	—	5,403	—
Total	$7,910	$718	$206	$7,905	$206
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$1,851	$—
Business property	2,336	1,032	38	2,336	38
Total commercial real estate	4,187	1,032	38	4,187	38
Commercial and industrial	79	8	8	79	8
Consumer:
Residential mortgage	403	—	—	403	—
Other consumer	24	24	—	—	—
Total consumer	427	24	—	403	—
Total	$4,693	$1,064	$46	$4,669	$46

There were no nonaccrual loans guaranteed by a U.S. government agency at December 31, 2025 and 2024.

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

($ in thousands)	Hotel / Motel	Restaurants	Car Wash	Retail	Single Family Residential	Other	Total
December 31, 2025
Commercial real estate:
Commercial property	$1,403	$—	$—	$—	$—	$—	$1,403
Business property	—	377	—	529	—	32	938
Total commercial real estate	1,403	377	—	529	—	32	2,341
Commercial and industrial	8	—	—	—	82	71	161
Consumer:
Residential mortgage	—	—	—	—	5,403	—	5,403
Total consumer	—	—	—	—	5,403	—	5,403
Total	$1,411	$377	$—	$529	$5,485	$103	$7,905
December 31, 2024
Commercial real estate:
Commercial property	$1,851	$—	$—	$—	$—	$—	$1,851
Business property	—	—	1,695	606	—	35	2,336
Total commercial real estate	1,851	—	1,695	606	—	35	4,187
Commercial and industrial	11	—	8	—	60	—	79
Consumer:
Residential mortgage	—	—	—	—	403	—	403
Total consumer	—	—	—	—	403	—	403
Total	$1,862	$—	$1,703	$606	$463	$35	$4,669

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
December 31, 2025
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$—	$524	$524	$524
Business property	140	—	—	140	86	178	230	494	634
Total commercial real estate	140	—	—	140	86	178	754	1,018	1,158
Commercial and industrial	21	5	—	26	—	—	78	78	104
Consumer:
Residential mortgage	674	—	—	674	2,269	273	2,862	5,404	6,078
Other consumer	108	7	—	115	—	—	—	—	115
Total consumer	782	7	—	789	2,269	273	2,862	5,404	6,193
Total	$943	$12	$—	$955	$2,355	$451	$3,694	$6,500	$7,455
December 31, 2024
Commercial real estate:
Commercial property	$433	$—	$—	$433	$—	$984	$269	$1,253	$1,686
Business property	333	—	—	333	508	—	698	1,206	1,539
Total commercial real estate	766	—	—	766	508	984	967	2,459	3,225
Commercial and industrial	—	—	—	—	—	71	—	71	71
Consumer:
Residential mortgage	3,679	303	—	3,982	—	403	—	403	4,385
Other consumer	154	—	—	154	—	—	24	24	178
Total consumer	3,833	303	—	4,136	—	403	24	427	4,563
Total	$4,599	$303	$—	$4,902	$508	$1,458	$991	$2,957	$7,859

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
The following tables present loans that the borrowers were both experiencing financial difficulty and modified during the periods indicated by loan segments and modification type:

	Year Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
December 31, 2025
Commercial and industrial	$49	$49	0.1%
Total	$49	$49	0.1%
December 31, 2024
Commercial real estate:
Commercial property	$399	$399	0.1%
Business property	2,204	2,204	0.2%
Total commercial real estate	2,603	2,603	0.1%
Total	$2,603	$2,603	0.1%
December 31, 2023
Total	$—	$—	—%

The Company had no commitments to lend to the borrowers included in the above table.
There were no loans that had a payment default during the years ended December 31, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period indicates:

Year Ended
Combination of Other-Than-Insignificant Payment Delay and Term Extension
December 31, 2025
Commercial and industrial	6-month interest-only payment and 6-month term extension
December 31, 2024
Commercial property	6-month fixed payment and 6-month term extension
Business property	6-month fixed payment and 6-month term extension

The following table presents the performance of such loans that have been modified in the last 12 months:

($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total Past Due
December 31, 2025
Total	$—	$—	$—	$—
December 31, 2024
Commercial real estate:
Business property	$508	$—	$664	$1,172
Total commercial real estate	508	—	664	1,172
Total	$508	$—	$664	$1,172

Purchases, Sales, and Transfers
The following table presents a summary of loans that were transferred from loans held-for-investment to loans held-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Consumer:
Residential mortgage	$—	$676	$—
Total consumer	—	676	—
Total	$—	$676	$—

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the years ended December 31, 2025 and 2024.
The following table presents a summary of purchases of loans held-for-investment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Consumer:
Residential mortgage	$—	$—	$15,741
Total consumer	—	—	15,741
Total	$—	$—	$15,741

The Company had no sales of loans held-for-investment during the year ended December 31, 2025, 2024 and 2023. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

	December 31,
($ in thousands)	2025	2024
Commercial real estate:
Commercial property	$3,750	$3,307
Business property	2,734	713
Total commercial real estate	6,484	4,020
Commercial and industrial	5,593	2,272
Total	$12,077	$6,292

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

Note 5. Premises and Equipment
The following table presents a composition of premises and equipment as of the dates indicated:

	December 31,
($ in thousands)	2025	2024
Leasehold improvements	$14,265	$13,131
Furniture, fixtures and equipment	4,366	4,553
Computer equipment	3,368	3,456
Computer software	1,485	1,947
Construction in process	8	463
Total premises and equipment	23,492	23,550
Less: accumulated depreciation	(15,298)	(15,270)
Premises and equipment, net	$8,194	$8,280

The Company recognized depreciation expense of $2.2 million, $2.3 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 6. Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Operating lease cost (1)	$3,780	$3,625	$3,143
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,694	3,439	3,297
Right-of-use assets obtained in exchange for lease obligations	2,958	973	15,317
Right-of-use assets impairment (2)	238	—	—

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income.
(2)    Included in Other Expense on the Consolidated Statements of Income.
The Company used the incremental borrowing rate based on the information available in determining the present value of lease payment. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

	December 31,
($ in thousands)	2025	2024
Operating leases:
Operating lease assets	$17,158	$17,254
Operating lease liabilities	18,996	18,671
Weighted-average remaining lease term	7.1 years	7.8 years
Weighted-average discount rate	4.78%	4.72%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	December 31, 2025
Maturities:
2026	$3,562
2027	3,192
2028	3,085
2029	2,930
2030	2,778
After 2030	7,585
Total lease payment	23,132
Imputed interest	(4,136)
Present value of operating lease liabilities	$18,996

Note 7. Other Real Estate Owned
The following table presents activity in OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Balance at beginning of year	$—	$2,558	$—
Additions	—	466	2,558
Sales	—	(3,024)	—
Net change in valuation allowance	—	—	—
Balance at end of year	$—	$—	$2,558

The following table presents activity in OREO valuation allowance for the periods indicated:

Year Ended December 31,
($ in thousands)	2025	2024	2023
Balance at beginning of year	$—	$—	$—
Additions	—	—	—
Net direct write-downs and removal from sale	—	—	—
Balance at end of year	$—	$—	$—

The following table presents expenses related to OREO for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net (gain) loss on sales	$—	$(15)	$—
Operating expenses, net of rental income	—	13	—
Total	$—	$(2)	$—

The Company did not provide loans to finance the sale of its OREO properties during the years ended December 31, 2025, 2024 or 2023.

Note 8. Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans and commercial and industrial loans. The Company sold loans of $85.8 million, $71.1 million and $82.3 million, respectively, with the servicing rights retained and recognized a net gain on sale of $4.6 million, $3.8 million and $3.6 million, respectively, during the years ended December 31, 2025, 2024 and 2023. Loan servicing income was $2.9 million, $3.4 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	December 31,
	2025				2024
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$34	$4,900	$693	$5,627	$42	$5,226	$569	$5,837
Fair value	$80	$8,906	$1,101	$10,087	$84	$7,750	$894	$8,728
Discount rates	7.85%	12.75%	12.75%		7.85%	12.14%	15.85%
Prepayment speeds	12.52%	16.67%	16.17%		13.93%	17.82%	13.02%
Weighted average remaining life	17.7 years	19.9 years	7.4 years		23.8 years	20.7 years	7.4 years
Underlying loans being serviced	$7,550	$425,876	$68,982	$502,408	$9,072	$445,601	$70,909	$525,582

The Company maintained custodial escrow accounts of $144 thousand and $1.8 million, respectively, at December 31, 2025 and 2024 for the above sold loans being serviced.
The following table presents activity in servicing assets for the periods indicated:

($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at January 1, 2023	$64	$6,831	$452	$7,347
Additions	—	983	219	1,202
Amortization	(15)	(1,679)	(189)	(1,883)
Balance at December 31, 2023	49	6,135	482	6,666
Additions	—	648	287	935
Amortization	(7)	(1,557)	(200)	(1,764)
Balance at December 31, 2024	42	5,226	569	5,837
Additions	—	1,425	445	1,870
Amortization	(8)	(1,751)	(321)	(2,080)
Balance at December 31, 2025	$34	$4,900	$693	$5,627

Note 9. Deposits
At December 31, 2025 and 2024, total deposits were $2.80 billion and $2.62 billion, respectively, and total interest-bearing deposits were $2.24 billion and $2.07 billion, respectively. The aggregate amount of deposits reclassified as loans, such as overdrafts, was $262 thousand and $346 thousand at December 31, 2025 and 2024, respectively.
The Company had California State Treasurer’s deposits of $60.0 million and $60.0 million in time deposits of more than $250,000 at December 31, 2025 and 2024, respectively. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2025 and 2024, the Company pledged securities with amortized cost of $75.7 million and $72.5 million, respectively, for the California State Treasurer’s deposits. At December 31, 2025 and 2024, the Company had brokered deposits of $280.5 million and $442.3 million, respectively.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $8.9 million and $6.0 million at December 31, 2025 and 2024, respectively.
The following table presents scheduled maturities of time deposits as of the date indicated:

	December 31,
($ in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Time deposits of $250,000 or less	$853,535	$1,108	$293	$78	$45	$—	$855,059
Time deposits of more than $250,000	705,741	2,892	—	—	—	—	708,633
Total time deposits	$1,559,276	$4,000	$293	$78	$45	$—	$1,563,692

Note 10. Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had an overnight FHLB advance of $34.0 million at December 31, 2025. At December 31, 2024, the Company had no FHLB advances.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Weighted-average interest rate at end of year	4.02%	—%	5.63%
Average interest rate during the year	4.56%	5.69%	5.51%
Average balance	$29,762	$27,746	$8,189
Maximum amount outstanding at any month-end	$96,000	$50,000	$39,000
Balance at end of year	$34,000	$—	$39,000

Advances paid early are subject to a prepayment penalty. At December 31, 2025 and 2024, loans pledged to secure FHLB advances were $1.12 billion and $977.6 million, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $14.8 million and $13.9 million, respectively, at December 31, 2025 and 2024. The Company had additional borrowing capacity of $840.6 million and $722.4 million, respectively, from the FHLB as of December 31, 2025 and 2024.
Federal Reserve Discount Window
The Company had $841.6 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $1.05 billion with no outstanding borrowings at December 31, 2025. At December 31, 2024, the Company had $586.5 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $724.0 million with no outstanding borrowings.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company had no borrowings and unused borrowing capacity of $65.0 million at December 31, 2025. At December 31, 2024, the Company an overnight borrowing of $15.0 million with an interest rate of 4.65% and unused borrowing capacity of $50.0 million.

Note 11. Shareholders’ Equity
Preferred Stock
Series C, Senior Non-Cumulative Perpetual Preferred Stock
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment qualifies as tier 1 capital for the purposes of the bank regulatory capital requirements.
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
The purchase option may not be exercised during the ECIP Period unless and until the Company meets at least one of the following Threshold Conditions: (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s “total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company met all Threshold Conditions as of December 31, 2025:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,742	$11,855	$18,969
Discount	64,399	57,286	50,172

The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $300 thousand and $834 thousand for the years ended December 31, 2025 and 2024, respectively.

Common Stock
Stock Repurchases
During the year ended December 31, 2025, the Company repurchased and retired 358,251 shares of common stock at a weighted-average price of $19.82 per share under a stock repurchase program first approved by the Board of Directors on August 2, 2023 authorizing the repurchase of up to 720,000 shares. On July 23, 2025, the Company announced that the term of the stock repurchase program would be extended to July 31, 2026. As of December 31, 2025, the Company was authorized to purchase 219,526 additional shares under the stock repurchase program.
During the year ended December 31, 2024, the Company repurchased and retired 14,947 shares of common stock at a weighted-average price of $14.88 per share.
During the year ended December 31, 2023, the Company repurchased and retired 512,657 shares of common stock at a weighted-average price of $17.22 per share.

Note 12. Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for equity-based compensation awards including incentive and non-qualified stock options and RSAs. As of December 31, 2025, there were 378,100 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Share-based compensation expense related to:
Stock options	$294	$283	$143
Restricted stock awards	679	221	345
Total share-based compensation expense	$973	$504	$488
Related tax benefits	$254	$119	$112

The following table presents unrecognized share-based compensation expense as of the date indicated:

	December 31, 2025
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$246	1.1 years
Restricted stock awards	1,718	2.8 years
Total unrecognized share-based compensation expense	$1,964	2.6 years

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
The following table represents stock option activity as of and for the period indicated:

	Year Ended December 31, 2025
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of year	576,412	$14.20	5.01 years	$3,481
Exercised	(206,732)	$11.02	1.08 years
Balance at end of year	369,680	$15.98	5.73 years	$2,097
Exercisable at end of year	271,361	$15.91	5.08 years	$1,558

The following table represents information regarding unvested stock options for the period indicated:

	Year Ended December 31, 2025
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	179,659	$15.93
Vested	(81,340)	$15.66
Balance at end of year	98,319	$16.16

The following table presents the weighted-average assumptions used to determine the fair value of options granted for the periods indicated:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.89%	4.92%
Expected term	6.80 years	6.04 years
Expected stock price volatility	29.45%	28.76%
Dividend yield	3.95%	4.79%

The following table presents information related to the stock option plan for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Intrinsic value of options exercised	$1,865	$247	$883
Cash received from options exercised	$2,278	$353	$1,350
Tax benefit from options exercised	$89	$14	$103
Weighted-average estimated fair value per share of options granted	$—	$4.15	$3.14

Restricted Stock Awards
The Company also has granted RSAs to certain employees and officers. The RSAs are valued at the closing market price of the Company's stock on the grant date and generally have a three-to five-year vesting period. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, when vested.
The following table represents RSAs activity for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	119,100	$20.40
Granted	6,200	$21.91
Vested	(32,950)	$20.36
Forfeited	(1,500)	$20.65
Outstanding at end of period	90,850	$20.52

Note 13. Employee Benefit Plans
The Company has adopted a defined contribution 401(k) plan for the benefit of its employees. The Company matches 75% of an employee’s contribution up to 8% of the employee’s salary each year. The Board of Directors may make a discretionary contribution to the plan annually. The Company’s contribution to the plan was $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 14. Income Taxes
The following table presents the components of income tax expense from continuing operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Current:
Federal	$12,431	$12,213	$5,506
State	6,451	6,242	2,948
Foreign	—	—	—
Total current income tax expense	18,882	18,455	8,454
Deferred:
Federal	(2,469)	(5,250)	2,489
State	(1,378)	(2,729)	1,614
Foreign	—	—	—
Total deferred income tax expense (benefit)	(3,847)	(7,979)	4,103
Total	$15,035	$10,476	$12,557

The following table presents a summary of income taxes paid, net of refunds received for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Federal	$15,120	$3,800	$2,600
State and local
California	7,115	2,400	1,460
All other states	820	166	224
Total state and local	7,935	2,566	1,684
Foreign	—	—	—
Total	$23,055	$6,366	$4,284

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated (as reported under ASU 2023-09, on a retrospective basis):

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal statutory income tax	$11,023	21.00%	$7,621	21.00%	$9,085	21.00%
Effect of:
State and local income taxes, net of federal tax benefit (1)	4,007	7.63%	2,775	7.65%	3,604	8.33%
Tax credits:
Qualified affordable housing projects tax credit	(798)	(1.52)%	(527)	(1.45)%	(492)	(1.14)%
Nontaxable or nondeductible items	(31)	(0.06)%	(10)	(0.03)%	21	0.05%
Other reconciling items:
Qualified affordable housing projects amortization	1,027	1.96%	572	1.58%	451	1.04%
Other	(193)	(0.37)%	45	0.12%	(112)	(0.25)%
Total	$15,035	28.64%	$10,476	28.87%	$12,557	29.03%

(1)State taxes in California made up the majority (greater than 50%) of state and local income taxes, net of federal tax benefit for the years ended December 31, 2025, 2024 and 2023.

The following table presents the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets as of the dates indicated:

	December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses on loans	$9,685	$8,987
Allowance for credit losses on off-balance sheet credit exposures	448	349
Share-based compensation	174	204
Unrealized loss on investment securities	2,044	3,930
Operating lease liabilities	5,511	5,478
State tax benefit	1,350	1,329
Other	804	598
Total deferred tax assets	20,016	20,875
Deferred tax liabilities:
Depreciation on premises and equipment	1,220	1,030
Market adjustment on loans per Section 475 of the Internal Revenue Code	3,801	6,806
Deferred loan origination costs	724	636
Operating lease assets	4,978	5,063
Other	83	91
Total deferred tax liabilities	10,806	13,626
Deferred tax assets, net	$9,210	$7,249

The Company had no valuation allowance for deferred tax assets as of December 31, 2025 and 2024. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences become deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, and a valuation allowance was not necessary as of December 31, 2025 and 2024.
The Company and the Bank are subject to U.S. federal and various state jurisdictions income tax examinations. As of December 31, 2025, the Company is no longer subject to examination by taxing authorities for tax years before 2022 for federal taxes and before 2021 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been immaterial to the Company’s financial results.

Note 15. Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share)	2025	2024	2023
Basic earnings per share:
Net income available to common shareholders	$37,153	$24,976	$30,705
Less: income allocated to unvested restricted stock	(296)	(47)	(95)
Net income allocated to common stock	$36,857	$24,929	$30,610
Weighted-average total common shares outstanding	14,318,428	14,269,017	14,345,860
Less: weighted-average unvested restricted stock	(113,960)	(26,960)	(44,169)
Weighted-average common shares outstanding, basic	14,204,468	14,242,057	14,301,691
Basic earnings per share	$2.59	$1.75	$2.14
Diluted earnings per share:
Net income allocated to common stock	$36,857	$24,929	$30,610
Weighted-average commons shares outstanding	14,204,468	14,242,057	14,301,691
Diluted effect of stock options	74,662	100,304	116,247
Diluted weighted-average common shares outstanding	14,279,130	14,342,361	14,417,938
Diluted earnings per share	$2.58	$1.74	$2.12

There were 55,000, 268,000, and 286,700 stock options excluded in computing diluted EPS because they were anti-dilutive for years ended December 31, 2025, 2024, and 2023, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	December 31,
	2025		2024
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,663	$348,287	$12,923	$370,313
Unfunded loan commitments	—	7,132	—	17,339
Standby letters of credit	5,705	1,625	5,279	1,516
Total	$18,368	$357,044	$18,202	$389,168

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of December 31, 2025 and 2024, the Company maintained an ACL on off-balance sheet credit exposures of $1.5 million and $1.2 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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

Note 17. Regulatory Matters
Under the Basel III Capital Rules, the Company and Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of December 31, 2025 and 2024, the Company and the Bank met all capital adequacy requirements to which they are subject. Historically, the Company has operated under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with total consolidated assets of less than $3.0 billion from the Federal Reserve's risk-based- and leverage consolidated capital requirements. Because the Company's total consolidated assets exceeded $3.0 billion as of December 31, 2024, the Company is now subject to the Federal Reserve's consolidated capital requirements separate and in addition to those of the Bank. The Company and the Bank’s capital conservation buffer was 6.96% and 6.72%, respectively, as of December 31, 2025, and 6.94% and 6.92%, respectively, as of December 31, 2024. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$325,048	11.46%	$127,663	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	429,113	15.13%	226,956	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	394,189	13.89%	170,217	6.0%	N/A	N/A
Tier 1 capital (to average assets)	394,189	11.89%	132,582	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$382,620	13.49%	$127,616	4.5%	$184,334	6.5%
Total capital (to risk-weighted assets)	417,545	14.72%	226,873	8.0%	283,591	10.0%
Tier 1 capital (to risk-weighted assets)	382,620	13.49%	170,154	6.0%	226,873	8.0%
Tier 1 capital (to average assets)	382,620	11.55%	132,540	4.0%	165,675	5.0%
December 31, 2024
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$303,423	11.44%	$119,387	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	404,383	15.24%	212,243	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	372,564	14.04%	159,182	6.0%	N/A	N/A
Tier 1 capital (to average assets)	372,564	12.45%	119,666	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$363,786	13.72%	$119,340	4.5%	$172,380	6.5%
Total capital (to risk-weighted assets)	395,606	14.92%	212,160	8.0%	265,200	10.0%
Tier 1 capital (to risk-weighted assets)	363,786	13.72%	159,120	6.0%	212,160	8.0%
Tier 1 capital (to average assets)	363,786	12.16%	119,636	4.0%	149,545	5.0%

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
Note 18. Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606 for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$120	$108	$107
Account analysis fees	889	949	951
Non-sufficient funds charges	428	385	328
Other deposit related fees	103	103	89
Total service charges and fees on deposits	1,540	1,545	1,475
Debit card fees	396	340	339
Gain (loss) on sale of other real estate owned	—	15	—
Wire transfer fees	699	626	625
Other service charges	264	248	211
Total	$2,899	$2,774	$2,650

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
The following table presents financial measures the CODM reviews to allocate recourses to the Bank as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Revenue
Interest income	$197,536	$180,817	$151,177
Interest expense	93,658	92,200	62,673
Net interest income	103,878	88,617	88,504
Gain on sale of loans	4,617	3,752	3,570
Other income	7,219	7,341	7,113
Total revenue, net of interest expense	115,714	99,710	99,187
Expenses
Provision (reversal) for credit losses	4,028	3,401	(132)
Salaries and employee benefits	36,551	35,661	34,572
Premises expense	7,029	6,865	5,740
Depreciation expense	2,213	2,252	2,184
Other expense	13,405	15,245	13,561
Total expense	63,226	63,424	55,925
Income before income taxes	52,488	36,286	43,262
Income taxes	15,035	10,476	12,557
Net income	$37,453	$25,810	$30,705

Earnings per share, diluted	$2.58	$1.74	$2.12
Return on average assets	1.15%	0.90%	1.20%
Return on average shareholders' equity	9.93%	7.26%	9.02%
Net interest margin	3.29%	3.17%	3.57%
Loans held-for-investment growth percentage	7.3%	13.2%	13.6%
Total deposits growth percentage	6.9%	11.2%	14.9%
Tier 1 leverage ratio (consolidated)	11.89%	12.45%	13.43%
ACL on loans to loans held-for-investment	1.18%	1.16%	1.19%

Note 20. Condensed Financial Statements for Parent Company
The parent company’s condensed statements of financial condition as of December 31, 2025 and 2024, and the related condensed statements of income and comprehensive income, and condensed statements of cash flows for the years ended December 31, 2025, 2024, and 2023 are presented below:
Condensed Balance Sheets

	December 31,
($ in thousands)	2025	2024
Assets
Cash	$10,547	$7,803
Investment in subsidiary	378,457	355,036
Other assets	1,060	1,051
Total assets	$390,064	$363,890
Liabilities and Shareholders’ Equity
Other liabilities	$38	$76
Total liabilities	38	76
Total shareholders’ equity	390,026	363,814
Total liabilities and shareholders’ equity	$390,064	$363,890

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Income:
Dividends from subsidiary	$20,393	$13,275	$18,846
Other income	—	—	6
Total income	20,393	13,275	18,852
Expense:
Other expense	1,238	1,068	1,014
Total expense	1,238	1,068	1,014
Income before taxes and equity in undistributed subsidiary income	19,155	12,207	17,838
Income tax benefit	(313)	(271)	(293)
Income before equity in undistributed subsidiary income	19,468	12,478	18,131
Equity in undistributed subsidiary income	17,985	13,332	12,574
Net income	37,453	25,810	30,705
Preferred stock dividends	300	834	—
Net income available to common shareholders	$37,153	$24,976	$30,705

Net income	$37,453	$25,810	$30,705
Other comprehensive income (loss), net of tax	4,463	(395)	1,587
Comprehensive income	$41,916	$25,415	$32,292

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$37,453	$25,810	$30,705
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(17,985)	(13,332)	(12,574)
Change in other assets	(9)	5	5
Change in other liabilities	8	—	—
Net cash provided by operating activities	19,467	12,483	18,136
Cash flows from investing activities:
Investment in private equity	—	(1,000)	—
Net cash used in investing activities	—	(1,000)	—
Cash flows from financing activities:
Stock options exercised	2,278	353	1,350
Restricted stock surrendered due to employee tax liability	(81)	(3)	(2)
Repurchase of common stock	(7,101)	(222)	(8,828)
Stock repurchase excise tax	(8)	(62)	—
Preferred stock dividends	(346)	(772)	—
Cash dividends paid on common stock	(11,465)	(10,271)	(9,908)
Net cash used in financing activities	(16,723)	(10,977)	(17,388)
Net increase in cash and cash equivalents	2,744	506	748
Cash and cash equivalents at beginning of year	7,803	7,297	6,549
Cash and cash equivalents at end of year	$10,547	$7,803	$7,297

Note 21. Subsequent Events
Dividend Declared on Common Stock. On January 28, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per common share for the first quarter of 2026. The dividend was paid on February 20, 2026, to shareholders of record as of the close of business on February 13, 2026.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, the Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.
Remediation of Previously Identified Material Weakness
As reported in Amendment No. 1 to the Company’s Quarterly Report for the quarterly period ended March 31, 2025, which was filed on July 24, 2025, management identified a material weakness related to the Company’s internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weakness in the Company’s internal control over financial reporting: The Company has not designed and maintained all applicable internal controls to ensure that unusual or infrequent derivative contracts are evaluated for proper accounting treatment and disclosure.
After identifying this material weakness, during the quarterly period ended September 30, 2025, management developed and implemented a remediation plan to address the material weakness, which includes, among other things, having its Controller’s office search and review all contracts with potential accounting implications, having its disclosure committee discuss and review all new unusual or infrequent derivative or financial contracts each quarter, and engaging a third party to assist in the evaluation of accounting matters with respect to such transactions that could have a potential impact on the Company’s financial statements. After testing for effectiveness during the quarterly periods ended September 30, 2025 and December 31, 2025, the Company successfully tested its enhanced internal policies and controls regarding the evaluation of unusual or infrequent derivative contracts implemented under the remediation plan during the quarterly period ended December 31, 2025. As a result, management concluded that it had remediated the material weakness as of December 31, 2025.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, issued an audit report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The audit report is presented in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the Company’s remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which will be filed with the SEC not later than April 30, 2026.
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
During the year ended December 31, 2025, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement which will be filed with the SEC not later than April 30, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement which will be filed with the SEC not later than April 30, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement which will be filed with the SEC not later than April 30, 2026.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement which will be filed with the SEC not later than April 30, 2026.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements: See Part II - Item 8. Financial Statements and Supplementary Data
(a)(2)    Financial Statement Schedule: All financial statements schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.1	May 23, 2024
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employment Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.1C	Third Amendment to Employee Agreement, dated December 28, 2023, among PCB Bancorp, PCB Bank and Henry Kim	10-Q	001-38621	10.1C	June 9, 2025
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
10.9	ECIP Securities Purchase Option Agreement between PCB Bancorp and the U.S. Department of the Treasury dated January 16, 2025	10-K	001-38621	10.9	March 13, 2025
19	Insider Trading Policy	10-K	001-38621	19	March 13, 2025
21.1	Subsidiaries of the Registrant	10-K	001-38621	21.1	March 9, 2023
23.1	Consent of Crowe LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024	10-K	001-38621	97	March 12, 2024
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCB Bancorp

Date:	March 13, 2026	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Henry Kim	Director, President and Chief Executive Officer	March 13, 2026
	Henry Kim	(Principal Executive Officer)

By:	/s/ Timothy Chang	Senior Executive Vice President and Chief Financial Officer	March 13, 2026
	Timothy Chang	(Principal Financial and Accounting Officer)

By:	/s/ Sang Young Lee	Chairman of the Board of Directors	March 13, 2026
Sang Young Lee

By:	/s/ Kijun Ahn	Director	March 13, 2026
Kijun Ahn

By:	/s/ Daniel Cho	Director	March 13, 2026
Daniel Cho

By:	/s/ Haeyoung Cho	Director	March 13, 2026
Haeyoung Cho

By:	/s/ Janice Chung	Director	March 13, 2026
Janice Chung

By:	/s/ Hong Kyun “Daniel” Park	Director	March 13, 2026
Hong Kyun “Daniel” Park

By:	/s/ Don Rhee	Director	March 13, 2026
Don Rhee