Form 10-Q
period 2026-03-31
PCB BANCORP
filed 2026-05-07
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of April 30, 2026, the registrant had outstanding 14,234,723 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
March 31, 2026

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas, including inflationary pressures and governmental and societal responses thereto and the impacts of the conflict in the Middle East;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in “Part II, Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q and in other documents that we file with the Securities and Exchange Commission (“SEC”). Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is initially made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$24,787	$25,319
Interest-bearing deposits in other financial institutions	242,618	181,823
Total cash and cash equivalents	267,405	207,142
Securities available-for-sale, at fair value (amortized cost of $178,780 and $167,053, respectively, and allowance for credit losses of $0 and $0, respectively, at March 31, 2026 and December 31, 2025)	170,477	160,009
Loans held-for-sale, at lower of cost or fair value	3,604	12,077
Loans held-for-investment, net of deferred fees and costs	2,873,551	2,820,400
Allowance for credit losses on loans	(33,943)	(33,381)
Net loans held-for-investment	2,839,608	2,787,019
Premises and equipment, net	7,695	8,194
Federal Home Loan Bank and other restricted stock, at cost	14,978	14,978
Bank-owned life insurance	33,070	32,796
Deferred tax assets, net	9,697	9,210
Servicing assets	5,691	5,627
Operating lease assets	16,453	17,158
Accrued interest receivable	10,952	10,669
Other assets	16,563	16,892
Total assets	$3,396,193	$3,281,771
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$570,393	$555,645
Savings, NOW and money market accounts	681,065	676,075
Time deposits of $250,000 or less	831,448	855,059
Time deposits of more than $250,000	805,074	708,633
Total deposits	2,887,980	2,795,412
Federal Home Loan Bank advances	50,000	34,000
Operating lease liabilities	18,301	18,996
Accrued interest payable and other liabilities	43,194	43,337
Total liabilities	2,999,475	2,891,745
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,231,423 and 14,230,428 shares issued and outstanding, respectively, and including 85,850 and 90,850 shares of unvested restricted stock, respectively, at March 31, 2026 and December 31, 2025	139,405	139,256
Retained earnings	193,923	186,485
Accumulated other comprehensive loss, net	(5,751)	(4,856)
Total shareholders’ equity	396,718	390,026
Total liabilities and shareholders’ equity	$3,396,193	$3,281,771

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income:
Loans, including fees	$44,484	$43,026
Tax-exempt investment securities	22	22
Taxable investment securities	1,552	1,386
Other interest-earning assets	2,773	2,458
Total interest income	48,831	46,892
Interest expense:
Deposits	21,478	22,564
Borrowings	543	45
Total interest expense	22,021	22,609
Net interest income	26,810	24,283
Provision for credit losses	467	1,598
Net interest income after provision for credit losses	26,343	22,685
Noninterest income:
Service charges and fees on deposits	430	372
Loan servicing income	801	725
Bank-owned life insurance income	274	247
Gain on sale of loans	1,409	887
Other income	460	349
Total noninterest income	3,374	2,580
Noninterest expense:
Salaries and employee benefits	9,720	9,075
Occupancy and equipment	2,277	2,289
Professional fees	534	628
Marketing and business promotion	456	243
Data processing	337	333
Director fees and expenses	223	226
Regulatory assessments	361	344
Other expense	906	1,336
Total noninterest expense	14,814	14,474
Income before income taxes	14,903	10,791
Income tax expense	4,250	3,056
Net income	10,653	7,735
Preferred stock dividends	86	40
Net income available to common shareholders	$10,567	$7,695

Earnings per common share, basic	$0.74	$0.53
Earnings per common share, diluted	$0.74	$0.53

Weighted-average common shares outstanding, basic	14,142,092	14,272,267
Weighted-average common shares outstanding, diluted	14,238,226	14,403,769

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$10,653	$7,735
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(1,259)	3,219
Income tax benefit (expense) related to items of other comprehensive income (loss)	364	(944)
Total other comprehensive income (loss), net of tax	(895)	2,275
Total comprehensive income	$9,758	$10,010

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2025	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814
Comprehensive income
Net income	—	—	—	—	7,735	—	7,735
Other comprehensive income, net of tax	—	—	—	—	—	2,275	2,275
Repurchase of common stock	—	(50,676)	—	(953)	—	—	(953)
Share-based compensation expense	—	—	—	230	—	—	230
Stock options exercised	—	57,201	—	684	—	—	684
Preferred stock dividends	—	—	—	—	(40)	—	(40)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(2,881)	—	(2,881)
Balance at March 31, 2025	69,141	14,387,176	$69,141	$143,156	$165,611	$(7,044)	$370,864

Balance at January 1, 2026	69,141	14,230,428	$69,141	$139,256	$186,485	$(4,856)	$390,026
Comprehensive income (loss)
Net income	—	—	—	—	10,653	—	10,653
Other comprehensive loss, net of tax	—	—	—	—	—	(895)	(895)
Repurchase of common stock	—	(9,005)	—	(193)	—	—	(193)
Share-based compensation expense	—	—	—	230	—	—	230
Stock options exercised	—	10,000	—	112	—	—	112
Preferred stock dividends	—	—	—	—	(86)	—	(86)
Cash dividends declared on common stock ($0.22 per share)	—	—	—	—	(3,129)	—	(3,129)
Balance at March 31, 2026	69,141	14,231,423	$69,141	$139,405	$193,923	$(5,751)	$396,718

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$10,653	$7,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	523	564
Net amortization of premiums on securities	24	31
Net accretion of discounts on loans	(517)	(872)
Net accretion of deferred loan fees	(353)	(266)
Amortization of servicing assets	417	549
Provision for credit losses	467	1,598
Bank-owned life insurance income	(274)	(247)
Deferred tax benefit	(123)	(431)
Stock-based compensation	230	230
Gain on sale of loans	(1,409)	(887)
Originations of loans held-for-sale	(12,415)	(22,458)
Proceeds from sales of and principal collected on loans held-for-sale	23,385	17,593
Change in accrued interest receivable and other assets	50	754
Change in accrued interest payable and other liabilities	18	(1,545)
Net cash provided by operating activities	20,676	2,348
Cash flows from investing activities
Purchase of securities available-for-sale	(18,666)	(2,971)
Proceeds from maturities and paydowns of securities available-for-sale	6,915	4,318
Net change in loans held-for-investment	(53,906)	(97,762)
Purchases of premises and equipment	(28)	(749)
Net cash used in investing activities	(65,685)	(97,164)
Cash flows from financing activities
Net change in deposits	92,568	98,608
Net change in short-term Federal Home Loan Bank advances and other borrowings	(34,000)	15,000
Proceeds from long-term Federal Home Loan Bank advances	50,000	—
Stock options exercised	112	684
Repurchase of common stock	(193)	(953)
Cash dividends paid on preferred stock	(86)	(86)
Cash dividends paid on common stock	(3,129)	(2,881)
Net cash provided by financing activities	105,272	110,372
Net increase in cash and cash equivalents	60,263	15,556
Cash and cash equivalents at beginning of period	207,142	198,792
Cash and cash equivalents at end of period	$267,405	$214,348

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$24,917	$25,659
Income taxes paid	106	30
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$1,091	$—
Right of use assets obtained in exchange for lease obligations	—	1,345

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. As of March 31, 2026, the Bank operated nine full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and one full-service branch in Georgia (Suwanee). The Bank also has loan originators of primarily SBA loans based in the State of Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC. The December 31, 2025 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. Other than as disclosed below, the Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
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

Adopted Accounting Pronouncements
During the three months ended March 31, 2026, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
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
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” This ASU expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (“PCD”) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2027 and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
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
Servicing Assets: Servicing assets represent the value associated with servicing loans that have been sold. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates and prepayment speed assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for servicing assets. Servicing assets are accounted for at the lower of cost or market value and considered to be recognized at fair value when they are recorded at below cost and are classified as Level 3. See Note 5 for additional information relating to the Company’s servicing assets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$141,372	$—	$141,372
Residential collateralized mortgage obligations	—	18,001	—	18,001
SBA loan pool securities	—	3,855	—	3,855
Municipal bonds	—	2,452	—	2,452
Corporate bonds	—	4,797	—	4,797
Total securities available-for-sale	—	170,477	—	170,477
Total assets measured at fair value on a recurring basis	$—	$170,477	$—	$170,477
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$129,822	$—	$129,822
Residential collateralized mortgage obligations	—	18,762	—	18,762
SBA loan pool securities	—	4,193	—	4,193
Municipal bonds	—	2,484	—	2,484
Corporate bonds	—	4,748	—	4,748
Total securities available-for-sale	—	160,009	—	160,009
Total assets measured at fair value on a recurring basis	$—	$160,009	$—	$160,009
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2026
Loans individually evaluated:
Business property	$—	$—	$508	$508
Total loans individually evaluated	—	—	508	508
Total assets measured at fair value on a non-recurring basis	$—	$—	$508	$508
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2025
Loans individually evaluated:
Business property	$—	$—	$507	$507
Total loans individually evaluated	—	—	507	507
Total assets measured at fair value on a non-recurring basis	$—	$—	$507	$507
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the date indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Weighted-Average
March 31, 2026
Loans individually evaluated:
Business property	$508	Fair value of collateral	Selling cost	6%
December 31, 2025
Loans individually evaluated:
Business property	$507	Fair value of collateral	Selling Cost	6%

The following table presents gains (losses), including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Loans individually evaluated:
Business property	$15	$—
Net gains recognized	$15	$—

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Interest-bearing deposits in other financial institutions	$242,618	$242,618	$242,618	$—	$—
Securities available-for-sale	170,477	170,477	—	170,477	—
Loans held-for-sale	3,604	3,794	—	3,794	—
Net loans held-for-investment	2,839,608	2,842,450	—	—	2,842,450
Federal Home Loan Bank (“FHLB”) and other restricted stock	14,978	N/A	N/A	N/A	N/A
Accrued interest receivable	10,952	10,952	317	606	10,029
Financial liabilities:
Deposits	$2,887,980	$2,896,103	$—	$—	$2,896,103
FHLB advances	50,000	50,169	—	50,169	—
Accrued interest payable	22,332	22,332	—	5	22,327
December 31, 2025
Financial assets:
Interest-bearing deposits in other financial institutions	$181,823	$181,823	$181,823	$—	$—
Securities available-for-sale	160,009	160,009	—	160,009	—
Loans held-for-sale	12,077	12,815	—	12,815	—
Net loans held-for-investment	2,787,019	2,783,879	—	—	2,783,879
FHLB and other restricted stock	14,978	N/A	N/A	N/A	N/A
Accrued interest receivable	10,669	10,669	126	599	9,944
Financial liabilities:
Deposits	$2,795,412	$2,805,598	$—	$—	$2,805,598
Other short-term borrowings	—	—		—	—
FHLB advances	34,000	34,000	—	34,000	—
Accrued interest payable	25,228	25,228	—	4	25,224

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$148,476	$583	$(7,687)	$141,372
Residential collateralized mortgage obligations	18,815	44	(858)	18,001
SBA loan pool securities	4,023	1	(169)	3,855
Municipal bonds	2,466	1	(15)	2,452
Corporate bonds	5,000	—	(203)	4,797
Total securities available-for-sale	$178,780	$629	$(8,932)	$170,477
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$135,728	$1,063	$(6,969)	$129,822
Residential collateralized mortgage obligations	19,499	65	(802)	18,762
SBA loan pool securities	4,363	1	(171)	4,193
Municipal bonds	2,463	22	(1)	2,484
Corporate bonds	5,000	—	(252)	4,748
Total securities available-for-sale	$167,053	$1,151	$(8,195)	$160,009

As of March 31, 2026 and December 31, 2025, pledged securities were $139.7 million and $75.7 million, respectively. These securities were pledged as collateral securing deposits from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $606 thousand and $599 thousand at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, there were no holdings of securities available-for-sale of any one issuer, other than U.S. government agencies and U.S. government sponsored enterprise securities, in an amount greater than 10% of shareholders’ equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2026
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	83	83
Five to ten years	6,505	6,293
Greater than ten years	878	873
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	171,314	163,228
Total	$178,780	$170,477

The Company had no proceeds from sales and calls of securities available-for-sale for the three months ended March 31, 2026 or 2025.

The following table presents the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$40,471	$(466)	20	$59,571	$(7,221)	104	$100,042	$(7,687)	124
Residential collateralized mortgage obligations	631	(1)	1	14,071	(857)	36	14,702	(858)	37
SBA loan pool securities	—	—	—	3,815	(169)	15	3,815	(169)	15
Municipal bonds	1,621	(15)	5	—	—	—	1,621	(15)	5
Corporate bonds	—	—	—	4,797	(203)	1	4,797	(203)	1
Total securities available-for-sale	$42,723	$(482)	26	$82,254	$(8,450)	156	$124,977	$(8,932)	182
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$6,795	$(15)	3	$61,977	$(6,954)	111	$68,772	$(6,969)	114
Residential collateralized mortgage obligations	3,114	(7)	3	12,181	(795)	34	15,295	(802)	37
SBA loan pool securities	—	—	—	4,152	(171)	15	4,152	(171)	15
Municipal bonds	83	(1)	1	—	—	—	83	(1)	1
Corporate bonds	—	—	—	4,748	(252)	1	4,748	(252)	1
Total securities available-for-sale	$9,992	$(23)	7	$83,058	$(8,172)	161	$93,050	$(8,195)	168

As of March 31, 2026 and December 31, 2025, 95.8% and 95.5%, respectively, of the Company’s securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of March 31, 2026 and December 31, 2025.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2026 and December 31, 2025. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025
Commercial real estate:
Commercial property	$1,091,823	$1,071,396
Business property	644,307	638,063
Multifamily	198,346	175,579
Construction	18,972	18,561
Total commercial real estate	1,953,448	1,903,599
Commercial and industrial	520,894	508,662
Consumer:
Residential mortgage	392,680	401,337
Other consumer	6,529	6,802
Total consumer	399,209	408,139
Loans held-for-investment	2,873,551	2,820,400
Allowance for credit losses on loans	(33,943)	(33,381)
Net loans held-for-investment	$2,839,608	$2,787,019

In the ordinary course of business, the Company may grant loans to certain of its officers and directors, and the companies with which they are associated. As of March 31, 2026 and December 31, 2025, the Company had no such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision for credit losses for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Provision for credit losses on loans	$618	$1,591
Provision (reversal) for credit losses on off-balance sheet credit exposures	(151)	7
Total provision (reversal) for credit losses	$467	$1,598

The following tables present the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2026	$9,348	$4,347	$1,282	$123	$15,357	$2,871	$53	$33,381
Charge-offs	—	—	—	—	(76)	—	—	(76)
Recoveries	—	1	—	—	19	—	—	20
Provision (reversal) for credit losses on loans	1,368	1,201	236	(9)	(2,178)	9	(9)	618
Balance at March 31, 2026	$10,716	$5,549	$1,518	$114	$13,122	$2,880	$44	$33,943

Balance at January 1, 2025	$12,923	$3,967	$2,371	$81	$8,713	$2,506	$67	$30,628
Charge-offs	—	—	—	—	(351)	—	(2)	(353)
Recoveries	—	1	—	—	71	—	4	76
Provision (reversal) for credit losses on loans	(868)	224	272	(35)	1,148	873	(23)	1,591
Balance at March 31, 2025	$12,055	$4,192	$2,643	$46	$9,581	$3,379	$46	$31,942

The increase in overall ACL for the three months ended March 31, 2026 was primarily due to increases in loans held-for-investment and overall reserve related to qualitative adjustment factors, partially offset by decreases in quantitatively measured loss reserve requirement and reserves on individually evaluated loans.

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

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of March 31, 2026 and gross write offs for the three months ended March 31, 2026. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2026	2025	2024	2023	2022	Prior			Total
March 31, 2026
Commercial Real Estate:
Commercial property
Pass	$60,169	$309,539	$174,921	$137,453	$194,402	$189,634	$14,877	$8,020	$1,089,015
Special mention	—	—	—	—	924	—	—	—	924
Substandard	—	—	—	113	347	1,424	—	—	1,884
Doubtful	—	—	—	—	—	—	—	—	—
Total	$60,169	$309,539	$174,921	$137,566	$195,673	$191,058	$14,877	$8,020	$1,091,823
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$22,522	$171,219	$87,702	$87,901	$75,226	$181,979	$6,850	$3,614	$637,013
Special mention	—	—	—	—	—	5,471	—	—	5,471
Substandard	—	—	—	—	960	863	—	—	1,823
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,522	$171,219	$87,702	$87,901	$76,186	$188,313	$6,850	$3,614	$644,307
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$25,119	$38,415	$30,307	$13,725	$37,868	$51,912	$1,000	$—	$198,346
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,119	$38,415	$30,307	$13,725	$37,868	$51,912	$1,000	$—	$198,346
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$—	$904	$—	$18,068	$—	$—	$—	$18,972
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$904	$—	$18,068	$—	$—	$—	$18,972
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2026	2025	2024	2023	2022	Prior			Total
March 31, 2026 (Continued)
Commercial and Industrial
Pass	$6,276	$28,072	$32,875	$26,836	$13,039	$9,612	$353,847	$49,987	$520,544
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	241	109	—	—	350
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,276	$28,072	$32,875	$26,836	$13,280	$9,721	$353,847	$49,987	$520,894
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$76	$—	$—	$76
Consumer
Residential mortgage
Pass	$7,884	$59,068	$28,640	$46,700	$135,369	$109,632	$—	$—	$387,293
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,689	—	698	—	—	5,387
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,884	$59,068	$28,640	$51,389	$135,369	$110,330	$—	$—	$392,680
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$153	$—	$—	$1,461	$1,513	$259	$3,139	$—	$6,525
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total	$153	$—	$—	$1,461	$1,517	$259	$3,139	$—	$6,529
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans held-for-investment
Pass	$122,123	$606,313	$355,349	$314,076	$475,485	$543,028	$379,713	$61,621	$2,857,708
Special mention	—	—	—	—	924	5,471	—	—	6,395
Substandard	—	—	—	4,802	1,552	3,094	—	—	9,448
Doubtful	—	—	—	—	—	—	—	—	—
Total	$122,123	$606,313	$355,349	$318,878	$477,961	$551,593	$379,713	$61,621	$2,873,551
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$76	$—	$—	$76

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2025. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Commercial Real Estate:
Commercial property
Pass	$312,704	$176,824	$138,914	$203,311	$118,797	$96,119	$14,306	$7,563	$1,068,538
Special mention	—	—	—	923	—	—	—	—	923
Substandard	—	—	116	357	229	1,233	—	—	1,935
Doubtful	—	—	—	—	—	—	—	—	—
Total	$312,704	$176,824	$139,030	$204,591	$119,026	$97,352	$14,306	$7,563	$1,071,396
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$172,213	$89,840	$94,519	$77,382	$116,412	$71,607	$5,530	$3,640	$631,143
Special mention	—	—	—	—	5,512	—	—	—	5,512
Substandard	—	—	—	442	377	589	—	—	1,408
Doubtful	—	—	—	—	—	—	—	—	—
Total	$172,213	$89,840	$94,519	$77,824	$122,301	$72,196	$5,530	$3,640	$638,063
Year-to-date period gross write offs	$—	$—	$—	$307	$—	$—	$—	$—	$307
Multifamily
Pass	$38,551	$30,423	$13,793	$38,482	$37,071	$16,259	$1,000	$—	$175,579
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,551	$30,423	$13,793	$38,482	$37,071	$16,259	$1,000	$—	$175,579
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$503	$—	$18,058	$—	$—	$—	$—	$18,561
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$503	$—	$18,058	$—	$—	$—	$—	$18,561
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025 (Continued)
Commercial and Industrial
Pass	$30,047	$35,290	$28,031	$15,873	$4,753	$6,413	$336,748	$51,099	$508,254
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	247	—	161	—	—	408
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,047	$35,290	$28,031	$16,120	$4,753	$6,574	$336,748	$51,099	$508,662
Year-to-date period gross write offs	$247	$202	$125	$—	$149	$196	$—	$—	$919
Consumer
Residential mortgage
Pass	$62,595	$29,032	$52,641	$137,472	$67,078	$47,116	$—	$—	$395,934
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,689	—	—	714	—	—	5,403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,595	$29,032	$57,330	$137,472	$67,078	$47,830	$—	$—	$401,337
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$262	$—	$1,788	$1,932	$429	$39	$2,347	$—	$6,797
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$262	$—	$1,788	$1,937	$429	$39	$2,347	$—	$6,802
Year-to-date period gross write offs	$—	$77	$1	$—	$4	$—	$—	$—	$82
Total loans held-for-investment
Pass	$616,372	$361,912	$329,686	$492,510	$344,540	$237,553	$359,931	$62,302	$2,804,806
Special mention	—	—	—	923	5,512	—	—	—	6,435
Substandard	—	—	4,805	1,051	606	2,697	—	—	9,159
Doubtful	—	—	—	—	—	—	—	—	—
Total	$616,372	$361,912	$334,491	$494,484	$350,658	$240,250	$359,931	$62,302	$2,820,400
Year-to-date period gross write offs	$247	$279	$126	$307	$153	$196	$—	$—	$1,308

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the date indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
March 31, 2026
Commercial real estate:
Commercial property	$1,356	$—	$—	$1,356	$—
Business property	1,355	628	120	1,355	120
Total commercial real estate	2,711	628	120	2,711	120
Commercial and industrial	83	—	—	83	—
Consumer:
Residential mortgage	5,387	—	—	5,387	—
Other consumer	4	4	—	—	—
Total consumer	5,391	4	—	5,387	—
Total	$8,185	$632	$120	$8,181	$120
December 31, 2025
Commercial real estate:
Commercial property	$1,403	$—	$—	$1,403	$—
Business property	938	642	134	938	134
Total commercial real estate	2,341	642	134	2,341	134
Commercial and industrial	161	71	72	161	72
Consumer:
Residential mortgage	5,403	—	—	5,403	—
Other consumer	5	5	—	—	—
Total consumer	5,408	5	—	5,403	—
Total	$7,910	$718	$206	$7,905	$206

There were no nonaccrual loans guaranteed by a U.S. government agency at March 31, 2026 and December 31, 2025.

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

($ in thousands)	Hotel / Motel	Restaurant	Retail	Single Family Residential	Other	Total
March 31, 2026
Commercial real estate:
Commercial property	$1,356	$—	$—	$—	$—	$1,356
Business property	—	895	429	—	31	1,355
Total commercial real estate	1,356	895	429	—	31	2,711
Commercial and industrial	6	—	—	77	—	83
Consumer:
Residential mortgage	—	—	—	5,387	—	5,387
Total consumer	—	—	—	5,387	—	5,387
Total	$1,362	$895	$429	$5,464	$31	$8,181
December 31, 2025
Commercial real estate:
Commercial property	$1,403	$—	$—	$—	$—	$1,403
Business property	—	377	529	—	32	938
Total commercial real estate	1,403	377	529	—	32	2,341
Commercial and industrial	8	—	—	82	71	161
Consumer:
Residential mortgage	—	—	—	5,403	—	5,403
Total consumer	—	—	—	5,403	—	5,403
Total	$1,411	$377	$529	$5,485	$103	$7,905

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of date indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
March 31, 2026
Commercial real estate:
Commercial property	$—	$—	$—	$—	$501	$—	$—	$501	$501
Business property	239	—	—	239	429	—	407	836	1,075
Total commercial real estate	239	—	—	239	930	—	407	1,337	1,576
Commercial and industrial	742	—	—	742	6	—	—	6	748
Consumer:
Residential mortgage	348	—	—	348	265	—	5,123	5,388	5,736
Other consumer	23	19	—	42	—	—	—	—	42
Total consumer	371	19	—	390	265	—	5,123	5,388	5,778
Total	$1,352	$19	$—	$1,371	$1,201	$—	$5,530	$6,731	$8,102
December 31, 2025
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$—	$524	$524	$524
Business property	140	—	—	140	86	178	230	494	634
Total commercial real estate	140	—	—	140	86	178	754	1,018	1,158
Commercial and industrial	21	5	—	26	—	—	78	78	104
Consumer:
Residential mortgage	674	—	—	674	2,269	273	2,862	5,404	6,078
Other consumer	108	7	—	115	—	—	—	—	115
Total consumer	782	7	—	789	2,269	273	2,862	5,404	6,193
Total	$943	$12	$—	$955	$2,355	$451	$3,694	$6,500	$7,455

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
There were no loans that the borrowers were both experiencing financial difficulty and modified for the three months ended March 31, 2026 and 2025.
There were no loans that had a payment default during the three months ended March 31, 2026 and 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.
The following table presents the performance of loans that the borrowers were both experiencing financial difficulty and modified in the last 12 months:

($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total
March 31, 2026
Total	$—	$—	$—	$—
December 31, 2025
Total	$—	$—	$—	$—

Purchases, Sales, and Transfers
The following table presents a summary of loans that were transferred from loans held-for-investment to loans held-for-sale for the periods indicate:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Commercial real estate:
Commercial property	$1,091	$—
Total commercial real estate	1,091	—
Total	$1,091	$—

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three months ended March 31, 2026 or 2025.
The Company had no purchases of loans held-for-investment during the three months ended March 31, 2026 or 2025.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the date indicated:

($ in thousands)	March 31, 2026	December 31, 2025
Commercial real estate:
Commercial property	$1,091	$3,750
Business property	715	2,734
Total commercial real estate	1,806	6,484
Commercial and industrial	1,798	5,593
Total	$3,604	$12,077

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

Note 5 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $21.8 million and $16.6 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.4 million and $887 thousand, respectively, during the three months ended March 31, 2026 and 2025. Loan servicing income was $801 thousand and $725 thousand, respectively, for the three months ended March 31, 2026 and 2025.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	March 31, 2026				December 31, 2025
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$31	$4,857	$803	$5,691	$34	$4,900	$693	$5,627
Fair value	$70	$8,842	$1,187	$10,099	$80	$8,906	$1,101	$10,087
Discount rate	7.85%	12.75%	12.75%		7.85%	12.75%	12.75%
Prepayment speed	12.06%	17.30%	16.28%		12.52%	16.67%	16.17%
Weighted-average remaining life	17.5 years	19.7 years	7.5 years		17.7 years	19.9 years	7.4 years
Underlying loans being serviced	$6,534	$426,246	$73,865	$506,645	$7,550	$425,876	$68,982	$502,408

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended March 31,
	2026				2025
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$34	$4,900	$693	$5,627	$42	$5,226	$569	$5,837
Additions	—	275	206	481	—	273	70	343
Amortization	(3)	(318)	(96)	(417)	(4)	(415)	(130)	(549)
Balance at end of period	$31	$4,857	$803	$5,691	$38	$5,084	$509	$5,631

Note 6 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Operating lease cost (1)	$938	$961
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$931	$931
Right of use assets obtained in exchange for lease obligations	$—	$1,345

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	March 31, 2026	December 31, 2025
Operating leases:
Operating lease assets	$16,453	$17,158
Operating lease liabilities	$18,301	$18,996
Weighted-average remaining lease term	6.9 years	7.1 years
Weighted-average discount rate	4.80%	4.78%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	March 31, 2026
Maturities:
2026	$2,631
2027	3,192
2028	3,085
2029	2,930
2030	2,778
After 2030	7,586
Total lease payment	22,202
Imputed Interest	(3,901)
Present value of operating lease liabilities	$18,301

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
FHLB Advances
The Company had a term FHLB advance of $50.0 million with a maturity date of May 4, 2026 (term of 91 days) and a fixed interest rate of 3.91% at March 31, 2026. At December 31, 2025, the Company had an overnight FHLB advance of $34.0 million with an interest rate of 4.02%.
At March 31, 2026 and December 31, 2025, loans pledged to secure borrowings from the FHLB were $1.17 billion and $1.12 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $14.8 million and $14.8 million at March 31, 2026 and December 31, 2025, respectively. The Company had additional borrowing capacity of $770.2 million and $840.6 million from the FHLB as of March 31, 2026 and December 31, 2025, respectively.
Federal Reserve Discount Window
The Company had $863.6 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $1.08 billion with no outstanding borrowings at March 31, 2026. At December 31, 2025, the Company had $841.6 million of unused borrowing capacity from the Federal Reserve Discount Window, to which the Company pledged loans with a carrying value of $1.05 billion with no outstanding borrowings.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company maintained available borrowing capacity of $65.0 million and had no borrowings at March 31, 2026. At December 31, 2025, the Company had no borrowings and unused borrowing capacity of $65.0 million.
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

The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (the “ECIP Period”) unless and until the Company meets at least one of the following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company met all Threshold Conditions as of March 31, 2026:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,684	$11,711	$18,737
Discount	64,457	57,430	50,404

The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024 and the dividend rate decreased to 0.50% from the three months ended March 31, 2025. Dividends on the Series C Preferred Stock totaled $86 thousand and $40 thousand for the three months ended March 31, 2026 and 2025, respectively.
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
During the three months ended March 31, 2026, the Company repurchased and retired 9,005 shares of common stock at a weighted-average price of $21.45 per share. As of March 31, 2026, the Company was authorized to purchase 210,521 additional shares under the stock repurchase program.

Note 9 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for share-based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of March 31, 2026, there were 378,100 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Share-based compensation expense related to:
Stock options	$66	$68
Restricted stock awards	164	162
Total share-based compensation expense	$230	$230
Related tax benefits	$61	$61

The following table presents unrecognized share-based compensation expense as of the date indicated:

	March 31, 2026
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$179	1.0 years
Restricted stock awards	1,555	2.6 years
Total unrecognized share-based compensation expense	$1,734	2.5 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended March 31, 2026
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	369,680	$15.98	5.7 years	$2,097
Exercised	(10,000)	$11.21	1.1 years
Outstanding at end of period	359,680	$16.11	5.5 years	$2,295
Exercisable at end of period	267,361	$16.16	4.8 years	$1,691

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended March 31, 2026
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	98,319	$16.16
Vested	(6,000)	$19.46
Outstanding at end of period	92,319	$15.95

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended March 31, 2026
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	90,850	$20.52
Vested	(5,000)	$21.96
Outstanding at end of period	85,850	$20.52

Note 10 - Income Taxes
Income tax expense was $4.3 million and $3.1 million, respectively, and the effective tax rate was 28.5% and 28.3%, respectively, for the three months ended March 31, 2026 and 2025.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of March 31, 2026, the Company is no longer subject to examination by taxing authorities for tax years before 2022 for federal taxes and before 2021 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.
Note 11 - Earnings Per Share
The following table presents the computations of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended March 31,
($ in thousands, except per share)	2026	2025
Basic earnings per share:
Net income available to common shareholders	$10,567	$7,695
Less: income allocated to unvested restricted stock	(64)	(61)
Net income allocated to common stock	$10,503	$7,634
Weighted-average total common shares outstanding	14,227,997	14,386,422
Less: weighted-average unvested restricted stock	(85,905)	(114,155)
Weighted-average common shares outstanding, basic	14,142,092	14,272,267
Basic earnings per share	$0.74	$0.53
Diluted earnings per share:
Net income allocated to common stock	$10,503	$7,634
Weighted-average common shares outstanding, basic	14,142,092	14,272,267
Diluted effect of stock options	96,134	131,502
Weighted-average common shares outstanding, diluted	14,238,226	14,403,769
Diluted earnings per share	$0.74	$0.53

There were 35,000 and 60,000 stock options excluded in computing diluted EPS because they were anti-dilutive for three months ended March 31, 2026 and 2025, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	March 31, 2026		December 31, 2025
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$8,118	$339,611	$12,663	$348,287
Unfunded loan commitments	—	8,547	—	7,132
Standby letters of credit	5,705	1,625	5,705	1,625
Total	$13,823	$349,783	$18,368	$357,044

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of March 31, 2026 and December 31, 2025, the Company maintained an ACL on off-balance sheet credit exposures of $1.4 million and $1.5 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer.
Litigation
The Company is involved in various matters of litigation, which have arisen in the ordinary course of business. In the opinion of management, the disposition of pending matters of litigation will not have a material effect on the Company’s consolidated financial statements.

Note 13 - Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, the Company and Bank must hold a capital conservation buffer of 2.50% above the minimum adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of March 31, 2026 and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject. The Company and the Bank’s capital conservation buffers were 6.98% and 6.96%, respectively, as of March 31, 2026, and 6.96% and 6.72%, respectively, as of December 31, 2025. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Actual		Minimum Capital Adequacy Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$332,524	11.48%	$130,359	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	437,001	15.09%	231,750	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	401,665	13.87%	173,812	6.0%	N/A	N/A
Tier 1 capital (to average assets)	401,665	12.05%	133,293	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$389,882	13.46%	$130,311	4.5%	$188,227	6.5%
Total capital (to risk-weighted assets)	425,218	14.68%	231,664	8.0%	289,580	10.0%
Tier 1 capital (to risk-weighted assets)	389,882	13.46%	173,748	6.0%	231,664	8.0%
Tier 1 capital (to average assets)	389,882	11.70%	133,250	4.0%	166,563	5.0%
December 31, 2025
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$325,048	11.46%	$127,663	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	429,113	15.13%	226,956	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	394,189	13.89%	170,217	6.0%	N/A	N/A
Tier 1 capital (to average assets)	394,189	11.89%	132,582	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$382,620	13.49%	$127,616	4.5%	$184,334	6.5%
Total capital (to risk-weighted assets)	417,545	14.72%	226,873	8.0%	283,591	10.0%
Tier 1 capital (to risk-weighted assets)	382,620	13.49%	170,154	6.0%	226,873	8.0%
Tier 1 capital (to average assets)	382,620	11.55%	132,540	4.0%	165,675	5.0%

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
Note 14 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$30	$29
Account analysis fees	238	218
Non-sufficient funds charges	137	100
Other deposit related fees	25	25
Total service charges and fees on deposits	430	372
Debit card fees	102	86
Wire transfer fees	169	153
Other service charges	71	55
Total	$772	$666

Note 15 - Segment Information
The following table presents financial measures the Chief Operating Decision Maker reviews to allocate resources to the Bank as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue
Interest income	$48,831	$46,892
Interest expense	22,021	22,609
Net interest income	26,810	24,283
Gain on sale of loans	1,409	887
Other income	1,965	1,693
Total revenue, net of interest expense	30,184	26,863
Expenses
Provision for credit losses	467	1,598
Salaries and employee benefits	9,720	9,075
Premises expense	1,754	1,725
Depreciation expense	523	564
Other expense	2,817	3,110
Total expense	15,281	16,072
Income before income taxes	14,903	10,791
Income taxes	4,250	3,056
Net income	$10,653	$7,735

Earnings per share, diluted	$0.74	$0.53
Return on average assets	1.30%	1.01%
Return on average shareholders’ equity	10.95%	8.53%
Net interest margin	3.36%	3.28%
Loans held-for-investment growth percentage	1.9%	3.7%
Total deposits growth percentage	3.3%	3.8%
Tier 1 leverage ratio (consolidated)	12.05%	12.14%
ACL on loans to loans held-for-investment	1.18%	1.17%

Note 16 - Subsequent Events
Dividend Declared on Common Stock
On April 22, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per common share. The dividend will be paid on or about May 15, 2026, to shareholders of record as of the close of business on May 8, 2026.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three months ended March 31, 2026. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and the Company’s results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company’s critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2025 and in Note 1 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
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
Within the various economic scenarios considered as of March 31, 2026, the quantitative estimate of the ACL would increase by approximately $20.7 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
The following tables present reconciliation of return on average tangible common equity, tangible common equity per common share and tangible common equity to tangible assets ratios to their most comparable GAAP measures as of the dates or for the periods indicated. These non-GAAP measures, which are presented in this Quarterly Report on Form 10-Q, are used by management in its analysis of the Company’s performance.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Average total shareholders’ equity	$394,574	$367,718
Less: average preferred stock	69,141	69,141
Average tangible common equity	$325,433	$298,577
Net income	$10,653	$7,735
Annualized return on average shareholders’ equity	10.95%	8.53%
Net income available to common shareholders	$10,567	$7,695
Annualized return on average tangible common equity	13.17%	10.45%

($ in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Total shareholders’ equity	$396,718	$390,026	$370,864
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$327,577	$320,885	$301,723
Outstanding common shares	14,231,423	14,230,428	14,387,176
Book value per common share	$27.88	$27.41	$25.78
Tangible common equity per common share	$23.02	$22.55	$20.97
Total assets	$3,396,193	$3,281,771	$3,183,758
Total shareholders’ equity to total assets	11.68%	11.88%	11.65%
Tangible common equity to total assets	9.65%	9.78%	9.48%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
Selected balance sheet data:
Cash and cash equivalents	$267,405	$214,348
Securities available-for-sale	170,477	148,190
Loans held-for-sale	3,604	12,101
Loans held-for-investment	2,873,551	2,727,610
ACL on loans	(33,943)	(31,942)
Total assets	3,396,193	3,183,758
Total deposits	2,887,980	2,714,399
Shareholders’ equity	396,718	370,864
Selected income statement data:
Interest income	$48,831	$46,892
Interest expense	22,021	22,609
Net interest income	26,810	24,283
Provision for credit losses	467	1,598
Noninterest income	3,374	2,580
Noninterest expense	14,814	14,474
Income before income taxes	14,903	10,791
Income tax expense	4,250	3,056
Net income	10,653	7,735
Preferred stock dividends	86	40
Net income available to common shareholders	10,567	7,695
Per share data:
Earnings per common share, basic	$0.74	$0.53
Earnings per common share, diluted	0.74	0.53
Book value per common share (1)	27.88	25.78
Tangible common equity per common share (9)	23.02	20.97
Cash dividends declared per common share	0.22	0.20
Outstanding share data:
Number of common shares outstanding	14,231,423	14,387,176
Weighted-average common shares outstanding, basic	14,142,092	14,272,267
Weighted-average common shares outstanding, diluted	14,238,226	14,403,769
Selected performance ratios:
Return on average assets (2)	1.30%	1.01%
Return on average shareholders’ equity (2)	10.95%	8.53%
Dividend payout ratio (3)	29.73%	37.74%
Efficiency ratio (4)	49.08%	53.88%
Yield on average interest-earning assets (2)	6.12%	6.33%
Cost of average interest-bearing liabilities (2)	3.82%	4.28%
Net interest spread (2)	2.30%	2.05%
Net interest margin (2), (5)	3.36%	3.28%
Total loans to total deposits ratio (6)	99.63%	100.93%

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
Asset quality:
Loans 30 to 89 days past due and still accruing	$1,371	$5,337
Nonaccrual loans held-for-investment	8,185	6,248
Nonperforming loans held-for-investment (7)	8,185	6,248
Nonperforming loans held-for-sale	1,091	—
Nonperforming assets (8)	9,276	6,248
Net charge-offs	56	277
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.05%	0.20%
Nonperforming loans held-for-investment to loans held-for-investment	0.28%	0.23%
Nonperforming loans held-for-investment to ACL on loans	24.11%	19.56%
Nonperforming assets to total assets	0.27%	0.20%
ACL on loans to loans held-for-investment	1.18%	1.17%
ACL on loans to nonaccrual loans held-for-investment	414.70%	511.24%
ACL on loans to nonperforming loans held-for-investment	414.70%	511.24%
Net charge-offs (recoveries) to average loans held-for-investment (2)	0.01%	0.04%
Capital ratios:
Shareholders’ equity to total assets	11.68%	11.65%
Tangible common equity to total assets (9)	9.65%	9.48%
Average shareholders’ equity to average total assets	11.86%	11.87%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.48%	11.25%
Total capital (to risk-weighted assets)	15.09%	14.98%
Tier 1 capital (to risk-weighted assets)	13.87%	13.77%
Tier 1 capital (to average assets)	12.05%	12.14%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.46%	13.42%
Total capital (to risk-weighted assets)	14.68%	14.63%
Tier 1 capital (to risk-weighted assets)	13.46%	13.42%
Tier 1 capital (to average assets)	11.70%	11.82%

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
(9)    Non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to its most comparable GAAP measure.

Executive Summary
Q1 2026 Financial Highlights
•Net income available for common shareholders was $10.6 million for the three months ended March 31, 2026, an increase of $2.9 million, or 37.3%, from $7.7 million for the three months ended March 31, 2025;
▪Recorded a provision for credit losses of $467 thousand for the three months ended March 31, 2026 compared with $1.6 million for the three months ended March 31, 2025;
▪ACL on loans to loans held-for-investment ratio was 1.18% at March 31, 2026 compared with 1.18% at December 31, 2025;
•Net interest income was $26.8 million for the three months ended March 31, 2026 compared with $24.3 million for the three months ended March 31, 2025. Net interest margin was 3.36% for the three months ended March 31, 2026 compared with 3.28% for the three months ended March 31, 2025;
•Gain on sale of loans was $1.4 million for the three months ended March 31, 2026 compared with $887 thousand for the three months ended March 31, 2025;
•Total assets were $3.40 billion at March 31, 2026, an increase of $114.4 million, or 3.5%, from $3.28 billion at December 31, 2025;
•Loans held-for-investment were $2.87 billion at March 31, 2026, an increase of $53.2 million, or 1.9%, from $2.82 billion at December 31, 2025; and
•Total deposits were $2.89 billion at March 31, 2026, an increase of $92.6 million, or 3.3%, from $2.80 billion at December 31, 2025.
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

The following tables present interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,840,688	$44,484	6.35%	$2,649,037	$43,026	6.59%
Mortgage backed securities	131,025	1,305	4.04%	112,825	1,075	3.86%
Collateralized mortgage obligation	18,443	169	3.72%	21,028	210	4.05%
SBA loan pool securities	4,060	31	3.10%	5,927	54	3.69%
Municipal bonds - tax exempt (2)	2,502	22	3.57%	2,424	22	3.68%
Corporate bonds	4,768	47	4.00%	4,336	47	4.40%
Interest-bearing deposits in other financial institutions	221,183	2,017	3.70%	195,333	2,148	4.46%
FHLB and other bank stock	14,978	756	20.47%	14,042	310	8.95%
Total interest-earning assets	3,237,647	48,831	6.12%	3,004,952	46,892	6.33%
Noninterest-earning assets:
Cash and due from banks	23,505			24,656
Allowance for credit losses on loans	(33,344)			(30,676)
Other assets	98,520			98,584
Total noninterest earning assets	88,681			92,564
Total assets	$3,326,328			$3,097,516
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$678,108	5,743	3.43%	$483,927	4,297	3.60%
Savings	5,360	3	0.23%	5,612	3	0.22%
Time deposits	1,595,636	15,732	4.00%	1,650,662	18,264	4.49%
Borrowings	56,000	543	3.93%	3,933	45	4.64%
Total interest-bearing liabilities	2,335,104	22,021	3.82%	2,144,134	22,609	4.28%
Noninterest-bearing liabilities:
Demand deposits	534,698			516,630
Other liabilities	61,952			69,034
Total noninterest-bearing liabilities	596,650			585,664
Total liabilities	2,931,754			2,729,798
Shareholders’ equity	394,574			367,718
Total liabilities and shareholders’ equity	$3,326,328			$3,097,516
Net interest income		$26,810			$24,283
Net interest spread (3)			2.30%			2.05%
Net interest margin (4)			3.36%			3.28%
Cost of deposits			3.10%			3.44%
Cost of funds (5)			3.11%			3.45%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $353 thousand and $266 thousand, respectively, and net accretion of discount on loans of $517 thousand and $872 thousand, respectively, are included in the interest income for the three months ended March 31, 2026 and 2025.
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

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate
Interest earned on:
Total loans	$3,113	$(1,655)	$1,458
Investment securities	137	29	166
Other interest-earning assets	315	—	315
Total interest income	3,565	(1,626)	1,939
Interest incurred on:
Savings, NOW, and money market deposits	1,703	(257)	1,446
Time deposits	(609)	(1,923)	(2,532)
Borrowings	596	(98)	498
Total interest expense	1,690	(2,278)	(588)
Change in net interest income	$1,874	$653	$2,527

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Interest and dividend income:
Loans, including fees	$44,484	$43,026	$1,458	3.4%
Investment securities	1,574	1,408	166	11.8%
Other interest-earning assets	2,773	2,458	315	12.8%
Total interest income	48,831	46,892	1,939	4.1%
Interest expense:
Deposits	21,478	22,564	(1,086)	(4.8)%
Borrowings	543	45	498	1,106.7%
Total interest expense	22,021	22,609	(588)	(2.6)%
Net interest income	$26,810	$24,283	$2,527	10.4%

Net interest income increased primarily due to a 7.7% increase in average balance of interest-earning assets and a 46 basis point decrease in average cost, partially offset by an 8.9% increase in average balance of interest-bearing liabilities and a 21 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 7.2% increase in average balance, partially offset by a 24 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates and net accretion of discount on loans, partially offset by an increase in net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 9.7% increase in average balance and a 7 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the three months ended March 31, 2026 and 2025, the average yield on total investment securities was 3.97% and 3.90%, respectively.
Interest income on other interest-earning assets increased primarily due to a 12.8% increase in average balance. The decrease in interest rate on cash held at the Federal Reserve Bank was offset by an increase in dividend received on FHLB stock. For the three months ended March 31, 2026 and 2025, the average yield on total other interest-earning assets was 4.76% and 4.76%, respectively.

Interest expense on deposits decreased primarily due to a 46 basis point decrease in average cost of interest-bearing deposits, partially offset by a 6.5% increase in average balance of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the three months ended March 31, 2026 and 2025, average cost on total interest-bearing deposits was 3.82% and 4.28%, respectively, and average cost on total deposits were 3.10% and 3.44%, respectively.
Interest expense on other borrowings increased primarily due to a $52.1 million increase in average balance, partially offset by a 71 basis point decrease in average cost.
Provision for Credit Losses
The following tables present a composition of provision for credit losses for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Provision for credit losses on loans	$618	$1,591	$(973)	(61.2)%
Provision (reversal) for credit losses on off-balance sheet credit exposures	(151)	7	(158)	NM
Total provision for credit losses	$467	$1,598	$(1,131)	(70.8)%

Provision for credit losses for the three months ended March 31, 2026 was primarily due to increases in loans held-for-investment and overall reserve related to qualitative adjustment factors, partially offset by decreases in quantitatively measured loss reserve requirement and reserves on individually evaluated loans. See further discussion in “Loans Held-For-Investment and Allowance for Credit Losses.”
Noninterest Income
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Service charges and fees on deposits	$430	$372	$58	15.6%
Loan servicing income	801	725	76	10.5%
Bank-owned life insurance income	274	247	27	10.9%
Gain on sale of loans	1,409	887	522	58.9%
Other income	460	349	111	31.8%
Total noninterest income	$3,374	$2,580	$794	30.8%

Loan servicing income increased primarily due to a decrease in servicing asset amortization, partially offset by a decrease in servicing fee income. Servicing asset amortization was $417 thousand and $549 thousand, respectively, for the three months ended March 31, 2026 and 2025.
Gain on sale of loans increased primarily due to an increase in sale volume, partially offset by a decrease in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $21.8 million with a gain of $1.4 million during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company sold SBA loans of $16.6 million with a gain of $887 thousand.
Other income primarily included wire transfer fees of $169 thousand and $153 thousand, respectively, and debit card interchange fees of $102 thousand and $86 thousand, respectively, for the three months ended March 31, 2026 and 2025.

Noninterest Expense
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Salaries and employee benefits	$9,720	$9,075	$645	7.1%
Occupancy and equipment	2,277	2,289	(12)	(0.5)%
Professional fees	534	628	(94)	(15.0)%
Marketing and business promotion	456	243	213	87.7%
Data processing	337	333	4	1.2%
Director fees and expenses	223	226	(3)	(1.3)%
Regulatory assessments	361	344	17	4.9%
Other expenses	906	1,336	(430)	(32.2)%
Total noninterest expense	$14,814	$14,474	$340	2.3%

Salaries and employee benefits increased primarily due to increases in salaries and group insurance, and a decrease in loan origination cost, which offsets and defers the recognition of salaries and benefits expense. The number of full-time equivalent employees was 264 at March 31, 2026 compared to 257 at March 31, 2025.
Marketing and business promotion increased primarily due to an increase in advertising.
Other expenses included $86 thousand and $92 thousand in loan related expenses, $370 thousand and $478 thousand in office expense, and $180 thousand and $183 thousand in armed guard expense for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, the Company recognized an impairment on operating lease assets of $146 thousand for a sublease contract and recognition of contingent liabilities for legal settlements of $183 thousand.
Income Tax Expense
Income tax expense was $4.3 million and $3.1 million, respectively, and the effective tax rate was 28.5% and 28.3%, respectively, for the three months ended March 31, 2026 and 2025.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities available-for-sale portfolio as of the dates indicated:

	March 31, 2026			December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$148,476	$141,372	$(7,104)	$135,728	$129,822	$(5,906)
Residential collateralized mortgage obligations	18,815	18,001	(814)	19,499	18,762	(737)
SBA loan pool securities	4,023	3,855	(168)	4,363	4,193	(170)
Municipal bonds	2,466	2,452	(14)	2,463	2,484	21
Corporate bonds	5,000	4,797	(203)	5,000	4,748	(252)
Total securities available-for-sale	$178,780	$170,477	$(8,303)	$167,053	$160,009	$(7,044)

The fair value of total investment securities available-for-sale were $170.5 million at March 31, 2026, an increase of $10.5 million, or 6.5%, from $160.0 million at December 31, 2025. The increase was primarily due to purchases of $18.7 million, partially offset by principal paydowns of $6.9 million, net premium amortization of $24 thousand, and a decrease in fair value of securities available-for-sale of $1.3 million.
As of March 31, 2026 and December 31, 2025, 95.8% and 95.5%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of March 31, 2026 and December 31, 2025.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of March 31, 2026 and December 31, 2025. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	March 31, 2026
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$32	1.35%	$1,269	1.50%	$20,013	1.31%	$127,162	4.35%	$148,476	3.91%
Residential collateralized mortgage obligations	16	2.06%	5,484	4.16%	7	2.40%	13,308	3.23%	18,815	3.50%
SBA loan pool securities	—	—%	508	3.57%	1,508	2.51%	2,007	3.01%	4,023	2.90%
Municipal bonds	—	—%	83	3.01%	1,505	3.50%	878	3.68%	2,466	3.55%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$48	1.59%	$7,344	3.64%	$28,033	1.93%	$143,355	4.22%	$178,780	3.84%

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
Loans held-for-sale were $3.6 million at March 31, 2026, a decrease of $8.5 million, or 70.2%, from $12.1 million at December 31, 2025. The decrease was primarily due to sales of $21.8 million and pay-offs and pay-downs of $149 thousand, partially offset by new funding of $12.4 million and a nonaccrual loan transferred from loans held-for-investment of $1.1 million.
Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$1,091,823	38.0%	$1,071,396	38.0%
Business property	644,307	22.4%	638,063	22.6%
Multifamily	198,346	6.9%	175,579	6.2%
Construction	18,972	0.7%	18,561	0.7%
Total commercial real estate	1,953,448	68.0%	1,903,599	67.5%
Commercial and industrial	520,894	18.1%	508,662	18.0%
Consumer:
Residential mortgage	392,680	13.7%	401,337	14.3%
Other consumer	6,529	0.2%	6,802	0.2%
Total consumer	399,209	13.9%	408,139	14.5%
Loans held-for-investment	2,873,551	100.0%	2,820,400	100.0%
Allowance for credit losses on loans	(33,943)		(33,381)
Net loans held-for-investment	$2,839,608		$2,787,019

ACL on loans to loans held-for-investment	1.18%		1.18%

Loans held-for-investment were $2.87 billion at March 31, 2026, an increase of $53.2 million, or 1.9%, from $2.82 billion at December 31, 2025. The increase was primarily due to new funding of term loans of $112.9 million and net increase of lines of credit of $20.1 million, partially offset by pay-downs and pay-offs of term loans of $78.7 million, charge-offs of $76 thousand and a nonaccrual loan transferred to loans held-for-sale of $1.1 million.

Commercial Real Estate Loans Concentration
The following table presents the property type composition of commercial real estate loans held-for-investment as of the dates indicated.

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Retail property	$416,643	21.2%	$394,800	20.6%
Industrial property	281,023	14.4%	285,383	15.0%
Mixed-use property	207,184	10.6%	204,722	10.8%
Apartments	178,789	9.2%	156,482	8.2%
Office property	155,310	8.0%	150,662	7.9%
Hotel and Motel	147,275	7.5%	152,321	8.0%
Gas Station	125,162	6.4%	122,681	6.4%
Other property types (1)	442,062	22.7%	436,548	23.1%
Total commercial real estate	$1,953,448	100.0%	$1,903,599	100.0%

(1)    Other property types represented less than 5% of total commercial real estate loans as of March 31, 2026 and December 31, 2025.
The following table presents the geographical composition of commercial real estate loans held-for-investment as of the dates indicated.

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
California
Los Angeles County	$1,177,051	60.3%	$1,160,738	61.0%
Orange County	164,091	8.4%	164,388	8.6%
Other Counties in California	185,582	9.5%	184,444	9.7%
Total California	1,526,724	78.2%	1,509,570	79.3%
New York and New Jersey	148,394	7.6%	140,303	7.4%
Texas	128,998	6.6%	118,960	6.2%
Washington	61,159	3.1%	60,563	3.2%
Other states	88,173	4.5%	74,203	3.9%
Total commercial real estate	$1,953,448	100.0%	$1,903,599	100.0%

The following table presents activities in ACL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
ACL on loans
Balance at beginning of period	$33,381	$30,628
Charge-offs	(76)	(353)
Recoveries	20	76
Provision for credit losses on loans	618	1,591
Balance at end of period	$33,943	$31,942
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,543	$1,190
Provision for credit losses on off-balance sheet credit exposure	(151)	7
Balance at end of period	$1,392	$1,197

The increase for the three months ended March 31, 2026 was primarily due to increases in loans held-for-investment and overall reserve related to qualitative adjustment factors, partially offset by decreases in quantitatively measured loss reserve requirement and reserves on individually evaluated loans.
The decrease in quantitatively measured loss reserve requirement was primarily due to an improved year-over-year change in real GDP forecast. The Company utilizes year-over-year change in real GDP and unemployment rate forecasts published by the Federal Open Market Committee (“FOMC”). The 2026 year-end year-over-year change in forecasted real GDP increased to 2.4% in the March 2026 FOMC meeting from 2.3% in December 2025. The forecasted year-end national unemployment rate was maintained at 4.4% in both March 2026 and December 2025 FOMC meetings. Overall changes in macroeconomic projections resulted in the decreases of probability of default and loss given default rates across majority of the loan segments leading to lower overall expected loss measurements.
The increase in qualitative adjustment factors was primarily due to the updates to risk status ratings for reflecting the credit quality trend of each loan segment and changes in economic condition. Management believes that increased uncertainty from recent global geopolitical events, which have disrupted trade routes, increased energy costs, and added inflationary pressure, is likely to negatively affect overall economic conditions. Management applied additional qualitative adjustments to address these risks that may not be reflected in the quantitative reserves, which were based on macroeconomic forecasts released earlier in the period.
Loans individually evaluated for impairment totaled $49.0 million and $53.2 million, respectively, and related reserve totaled $120 thousand and $206 thousand, respectively, at March 31, 2026 and December 31, 2025.
Management believes that the projections used are reasonable and align with the Company’s expectation of the economic environment over the next 4 quarters.

The following tables present net charge-offs (recoveries) as a percentage to the average loans held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$958,161	$—	—%	$944,321	$—	—%
Business property	776,400	(1)	(0.01)%	613,022	(1)	(0.01)%
Multifamily	171,808	—	—%	198,124	—	—%
Construction	18,706	—	—%	22,574	—	—%
Total commercial real estate	1,925,075	(1)	(0.01)%	1,778,041	(1)	(0.01)%
Commercial and industrial	496,736	57	0.05%	447,645	280	0.25%
Consumer:
Residential mortgage	396,516	—	—%	400,784	—	—%
Other consumer	6,326	—	—%	10,942	(2)	(0.07)%
Total consumer	402,842	—	—%	411,726	(2)	—%
Total	$2,824,653	$56	0.01%	$2,637,412	$277	0.04%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	March 31, 2026	December 31, 2025	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$1,356	$1,403	$(47)	(3.3)%
Business property	1,355	938	417	44.5%
Total commercial real estate	2,711	2,341	370	15.8%
Commercial and industrial	83	161	(78)	(48.4)%
Consumer:
Residential mortgage	5,387	5,403	(16)	(0.3)%
Other consumer	4	5	(1)	(20.0)%
Total consumer	5,391	5,408	(17)	(0.3)%
Total nonaccrual loans held-for-investment	8,185	7,910	275	3.5%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans held-for-investment	8,185	7,910	275	3.5%
Nonperforming loans held-for-sale	1,091	—	1,091	—%
Total nonperforming loans	9,276	7,910	1,366	17.3%
Other real estate owned	—	—	—	—%
Nonperforming assets	$9,276	$7,910	$1,366	17.3%

Nonaccrual loans held-for-investment to loans held-for-investment	0.28%	0.28%
Nonperforming assets to total assets	0.27%	0.24%
ACL on loans to nonaccrual loans held-for-investment	414.70%	422.01%

The increase in nonaccrual loans held-for-investment was primarily due to a loan placed on nonaccrual status of $1.6 million, partially offset by paydowns and a loan transferred to loans held-for-sale of $1.1 million, payoffs of $173 thousand and charge-offs of $71 thousand during the three months ended March 31, 2026.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $163 thousand would have been recorded during the three months ended March 31, 2026 had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	March 31, 2026	December 31, 2025	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$570,393	$555,645	$14,748	2.7%
Interest-bearing deposits:
Savings	5,005	6,077	(1,072)	(17.6)%
NOW	13,927	13,928	(1)	—%
Retail money market accounts	662,132	656,069	6,063	0.9%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	575,079	574,519	560	0.1%
More than $250,000	685,074	648,633	36,441	5.6%
Brokered time deposits	256,369	280,540	(24,171)	(8.6)%
Time deposits from California State Treasurer	120,000	60,000	60,000	100.0%
Total interest-bearing deposits	2,317,587	2,239,767	77,820	3.5%
Total deposits	$2,887,980	$2,795,412	$92,568	3.3%

Estimated total deposits not covered by deposit insurance	$1,363,735	$1,270,159	93,576	7.4%
Estimated time deposits not covered by deposit insurance	$590,784	$499,745	91,039	18.2%

The increase in retail time deposits was primarily due to new accounts of $116.8 million and renewals of the matured accounts of $388.8 million, partially offset by matured and closed accounts of $485.0 million.
As of March 31, 2026 and December 31, 2025, total deposits were comprised of 19.8% and 19.9%, respectively, of noninterest-bearing demand accounts, 23.6% and 24.2%, respectively, of savings, NOW and money market accounts, and 56.6% and 55.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $9.6 million and $8.9 million, respectively, at March 31, 2026 and December 31, 2025.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
March 31, 2026
Time deposits of $250,000 or less	$323,477	$143,320	$363,630	$1,021	$831,448
Time deposits of more than $250,000	181,059	283,399	340,116	500	805,074
Total	$504,536	$426,719	$703,746	$1,521	$1,636,522
Not covered by deposit insurance	$133,826	$231,667	$225,206	$85	$590,784
December 31, 2025
Time deposits of $250,000 or less	$243,468	$316,179	$293,888	$1,524	$855,059
Time deposits of more than $250,000	309,465	147,875	248,401	2,892	708,633
Total	$552,933	$464,054	$542,289	$4,416	$1,563,692
Not covered by deposit insurance	$233,697	$103,783	$159,928	$2,337	$499,745

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $396.7 million at March 31, 2026, an increase of $6.7 million, or 1.7%, from $390.0 million at December 31, 2025. The increase was primarily due to net income of $10.7 million and proceeds from stock option exercises of $112 thousand, partially offset by dividends declared on common stock of $3.1 million, repurchases of common stock of $193 thousand, preferred stock dividends of $86 thousand and an increase in accumulated other comprehensive loss of $895 thousand.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital adequacy requirements applicable to the Company and the Bank and the minimum capital requirements for the Bank to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
March 31, 2026
Common tier 1 capital (to risk-weighted assets)	11.48%	13.46%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.09%	14.68%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	13.87%	13.46%	6.0%	8.0%
Tier 1 capital (to average assets)	12.05%	11.70%	4.0%	5.0%
December 31, 2025
Common tier 1 capital (to risk-weighted assets)	11.46%	13.49%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.13%	14.72%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	13.89%	13.49%	6.0%	8.0%
Tier 1 capital (to average assets)	11.89%	11.55%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios adequacy requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffers were 6.98% and 6.69%, respectively, as of March 31, 2026, and 6.96% and 6.72%, respectively, as of December 31, 2025.
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
The purchase option may not be exercised during the ECIP Period unless and until the Company meets at least one of the Threshold Conditions: (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company met all Threshold Conditions as of March 31, 2026:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,684	$11,711	$18,737
Discount	64,457	57,430	50,404

The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024 and the dividend rate decreased to 0.50% from the three months ended March 31, 2025. Dividends on the Series C Preferred Stock totaled $86 thousand and $40 thousand for the three months ended March 31, 2026 and 2025, respectively.
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
During the three months ended March 31, 2026, the Company repurchased and retired 9,005 shares of common stock at a weighted-average price of $21.45 per share. As of March 31, 2026, the Company was authorized to purchase 210,521 additional shares under the stock repurchase program.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	March 31, 2026	December 31, 2025	Amount Change	Percentage Change
Cash and cash equivalents	$267,405	$207,142	$60,263	29.1%
Cash and cash equivalents to total assets	7.9%	6.3%
Available borrowing capacity:
FHLB advances	$770,183	$840,607	(70,424)	(8.4)%
Federal Reserve Discount Window	863,567	841,563	22,004	2.6%
Overnight federal funds lines	65,000	65,000	—	—%
Total	$1,698,750	$1,747,170	$(48,420)	(2.8)%
Total available borrowing capacity to total assets	50.0%	53.2%

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary is based on management’s credit evaluation of the customer. The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	March 31, 2026		December 31, 2025
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$8,118	$339,611	$12,663	$348,287
Unfunded loan commitments	—	8,547	—	7,132
Standby letters of credit	5,705	1,625	5,705	1,625
Total	$13,823	$349,783	$18,368	$357,044

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
March 31, 2026
Time deposits	$1,635,001	$1,391	$130	$—	$1,636,522
FHLB advances	50,000	—	—	—	50,000
Operating leases	3,470	6,186	5,615	6,931	22,202
Total	$1,688,471	$7,577	$5,745	$6,931	$1,708,724
December 31, 2025
Time deposits	$1,559,276	$4,293	$123	$—	$1,563,692
FHLB advances	34,000	—	—	—	34,000
Operating leases	3,562	6,277	5,708	7,585	23,132
Total	$1,596,838	$10,570	$5,831	$7,585	$1,620,824

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	March 31, 2026		December 31, 2025
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	9.3%	(3.5)%	8.7%	(3.8)%
+100	4.7%	(1.2)%	4.5%	(1.3)%
-100	(6.2)%	(2.7)%	(5.7)%	(2.7)%
-200	(11.9)%	(6.2)%	(10.8)%	(6.1)%
-300	(17.1)%	(10.5)%	(15.4)%	(10.4)%

On March 18, 2026, the FOMC maintained the Fed Funds Target Rate at 3.50% to 3.75%. In the accompanying statement, the Committee noted economic activity has been expanding at a solid pace but highlighted that job gains remained low, and unemployment rate has been little changed in recent months. They added that inflation remained somewhat elevated while noting that implications of developments in the Middle East for the U.S. economy are uncertain. The Committee reiterated their commitment to supporting maximum employment and returning inflation to its 2 percent objective. In considering the extent and timing of additional adjustments to the target range of the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks.
As of March 31, 2026, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to decrease when interest rates decline, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
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
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2026 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies for legal claims of $215 thousand at March 31, 2026. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Item 1A - Risk Factors
Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider such risks and the other information in this Quarterly Report on Form 10-Q, any of which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2026.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From January 1, 2026 to January 31, 2026	4,849	$21.44	4,849	214,677
From February 1, 2026 to February 28, 2026	—	$—	—	214,677
From March 1, 2026 to March 31, 2026	4,156	$21.45	4,156	210,521
Total	9,005	$21.45	9,005

During the year ended December 31, 2025, the Company repurchased and retired 358,251 shares of common stock at a weighted-average price of $19.82 per share.
During the three months ended March 31, 2026, the Company repurchased and retired 9,005 shares of common stock at a weighted-average price of $21.45 per share.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended March 31, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

PCB Bancorp

Date:	May 7, 2026	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2026	/s/ Timothy Chang
Timothy Chang
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)