Form 10-Q
period 2026-06-30
PCB BANCORP
filed 2026-08-06
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of July 31, 2026, the registrant had outstanding 14,044,602 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
June 30, 2026

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements

PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$30,896	$25,319
Interest-bearing deposits in other financial institutions	234,301	181,823
Total cash and cash equivalents	265,197	207,142
Securities available-for-sale, at fair value (amortized cost of $193,155 and $167,053 at June 30, 2026 and December 31, 2025, respectively)	184,318	160,009
Loans held-for-sale, at lower of cost or fair value	2,937	12,077
Loans held-for-investment, net of deferred fees and costs	2,932,019	2,820,400
Allowance for credit losses on loans	(34,738)	(33,381)
Net loans held-for-investment	2,897,281	2,787,019
Premises and equipment, net	7,296	8,194
Federal Home Loan Bank and other restricted stock, at cost	15,170	14,978
Bank-owned life insurance	33,351	32,796
Deferred tax assets, net	9,977	9,210
Servicing assets	5,655	5,627
Operating lease assets	15,844	17,158
Accrued interest receivable	10,574	10,669
Other assets	22,524	16,892
Total assets	$3,470,124	$3,281,771
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$569,367	$555,645
Savings, NOW and money market accounts	706,941	676,075
Time deposits of $250,000 or less	824,643	855,059
Time deposits of more than $250,000	821,708	708,633
Total deposits	2,922,659	2,795,412
Other short-term borrowings	10,000	—
Federal Home Loan Bank advances	80,000	34,000
Operating lease liabilities	17,701	18,996
Accrued interest payable and other liabilities	39,301	43,337
Total liabilities	3,069,661	2,891,745
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,102,189 and 14,230,428 shares issued and outstanding, respectively, and including 85,850 and 90,850 shares of unvested restricted stock, respectively, at June 30, 2026 and December 31, 2025	136,237	139,256
Retained earnings	201,214	186,485
Accumulated other comprehensive loss, net	(6,129)	(4,856)
Total shareholders’ equity	400,463	390,026
Total liabilities and shareholders’ equity	$3,470,124	$3,281,771

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$45,886	$45,478	$90,370	$88,504
Tax-exempt investment securities	22	21	44	43
Taxable investment securities	1,773	1,441	3,325	2,827
Other interest-earning assets	2,359	2,368	5,132	4,826
Total interest income	50,040	49,308	98,871	96,200
Interest expense:
Deposits	21,795	22,505	43,273	45,069
Borrowings	751	813	1,294	858
Total interest expense	22,546	23,318	44,567	45,927
Net interest income	27,494	25,990	54,304	50,273
Provision for credit losses	926	1,787	1,393	3,385
Net interest income after provision for credit losses	26,568	24,203	52,911	46,888
Noninterest income:
Service charges and fees on deposits	450	375	880	747
Loan servicing income	802	760	1,603	1,485
Bank-owned life insurance income	281	253	555	500
Gain on sale of loans	1,182	1,465	2,591	2,352
Other income	488	444	948	793
Total noninterest income	3,203	3,297	6,577	5,877
Noninterest expense:
Salaries and employee benefits	9,551	8,844	19,271	17,919
Occupancy and equipment	2,369	2,379	4,646	4,668
Professional fees	645	805	1,179	1,433
Marketing and business promotion	446	597	902	840
Data processing	342	317	679	650
Director fees and expenses	223	225	446	451
Regulatory assessments	368	358	729	702
Other expense	1,169	1,304	2,075	2,640
Total noninterest expense	15,113	14,829	29,927	29,303
Income before income taxes	14,658	12,671	29,561	23,462
Income tax expense	4,151	3,600	8,401	6,656
Net income	10,507	9,071	21,160	16,806
Preferred stock dividends	87	87	173	127
Net income available to common shareholders	$10,420	$8,984	$20,987	$16,679

Earnings per common share, basic	$0.73	$0.63	$1.48	$1.16
Earnings per common share, diluted	$0.73	$0.62	$1.47	$1.15

Weighted-average common shares outstanding, basic	14,107,290	14,213,032	14,124,595	14,242,486
Weighted-average common shares outstanding, diluted	14,220,414	14,326,011	14,231,238	14,364,995

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$10,507	$9,071	$21,160	$16,806
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(534)	797	(1,793)	4,016
Income tax benefit (expense) related to items of other comprehensive income (loss)	156	(281)	520	(1,225)
Total other comprehensive income (loss), net of tax	(378)	516	(1,273)	2,791
Total comprehensive income	$10,129	$9,587	$19,887	$19,597

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2025	69,141	14,387,176	$69,141	$143,156	$165,611	$(7,044)	$370,864
Comprehensive income
Net income	—	—	—	—	9,071	—	9,071
Other comprehensive income, net of tax	—	—	—	—	—	516	516
Repurchase of common stock	—	(98,628)	—	(1,770)	—	—	(1,770)
Share-based compensation expense	—	—	—	232	—	—	232
Stock options exercised	—	48,054	—	534	—	—	534
Preferred stock dividends	—	—	—	—	(87)	—	(87)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(2,860)	—	(2,860)
Balance at June 30, 2025	69,141	14,336,602	$69,141	$142,152	$171,735	$(6,528)	$376,500

Balance at April 1, 2026	69,141	14,231,423	$69,141	$139,405	$193,923	$(5,751)	$396,718
Comprehensive income (loss)
Net income	—	—	—	—	10,507	—	10,507
Other comprehensive loss, net of tax	—	—	—	—	—	(378)	(378)
Repurchase of common stock	—	(141,434)	—	(3,602)	—	—	(3,602)
Share-based compensation expense	—	—	—	233	—	—	233
Stock options exercised	—	12,200	—	201	—	—	201
Preferred stock dividends	—	—	—	—	(87)	—	(87)
Cash dividends declared on common stock ($0.22 per share)	—	—	—	—	(3,129)	—	(3,129)
Balance at June 30, 2026	69,141	14,102,189	$69,141	$136,237	$201,214	$(6,129)	$400,463

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Six Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2025	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814
Comprehensive income
Net income	—	—	—	—	16,806	—	16,806
Other comprehensive income, net of tax	—	—	—	—	—	2,791	2,791
Repurchase of common stock	—	(149,304)	—	(2,723)	—	—	(2,723)
Share-based compensation expense	—	—	—	462	—	—	462
Stock options exercised	—	105,255	—	1,218	—	—	1,218
Preferred stock dividends	—	—	—	—	(127)	—	(127)
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	(5,741)	—	(5,741)
Balance at June 30, 2025	69,141	14,336,602	$69,141	$142,152	$171,735	$(6,528)	$376,500

Balance at January 1, 2026	69,141	14,230,428	$69,141	$139,256	$186,485	$(4,856)	$390,026
Comprehensive income (loss)
Net income	—	—	—	—	21,160	—	21,160
Other comprehensive loss, net of tax	—	—	—	—	—	(1,273)	(1,273)
Repurchase of common stock	—	(150,439)	—	(3,795)	—	—	(3,795)
Share-based compensation expense	—	—	—	463	—	—	463
Stock options exercised	—	22,200	—	313	—	—	313
Preferred stock dividends	—	—	—	—	(173)	—	(173)
Cash dividends declared on common stock ($0.44 per share)	—	—	—	—	(6,258)	—	(6,258)
Balance at June 30, 2026	69,141	14,102,189	$69,141	$136,237	$201,214	$(6,129)	$400,463

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$21,160	$16,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,031	1,112
Net amortization of premiums on securities	72	65
Net accretion of discounts on loans	(1,101)	(1,482)
Net accretion of deferred loan fees	(710)	(680)
Amortization of servicing assets	858	1,039
Provision for credit losses	1,393	3,385
Bank-owned life insurance income	(555)	(500)
Deferred tax benefit	(247)	(1,008)
Stock-based compensation	463	462
Gain on sale of loans	(2,591)	(2,352)
Originations of loans held-for-sale	(30,023)	(45,560)
Proceeds from sales of and principal collected on loans held-for-sale	41,804	46,065
Change in accrued interest receivable and other assets	(5,534)	(1,013)
Change in accrued interest payable and other liabilities	(3,994)	(9,095)
Net cash provided by operating activities	22,026	7,244
Cash flows from investing activities
Purchase of securities available-for-sale	(41,020)	(14,855)
Proceeds from maturities and paydowns of securities available-for-sale	14,846	10,535
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	1,055	—
Net change in loans held-for-investment	(111,858)	(165,098)
Purchase of Federal Home Loan Bank stock	(192)	(936)
Purchases of premises and equipment	(136)	(1,820)
Net cash used in investing activities	(137,305)	(172,174)
Cash flows from financing activities
Net change in deposits	127,247	207,124
Net change in short-term Federal Home Loan Bank advances and other borrowings	56,000	30,000
Proceeds from long-term Federal Home Loan Bank advances	50,000	—
Repayment of long-term Federal Home Loan Bank advances	(50,000)	—
Stock options exercised	313	1,218
Repurchase of common stock	(3,795)	(2,723)
Cash dividends paid on preferred stock	(173)	(173)
Cash dividends paid on common stock	(6,258)	(5,741)
Net cash provided by financing activities	173,334	229,705
Net increase in cash and cash equivalents	58,055	64,775
Cash and cash equivalents at beginning of period	207,142	198,792
Cash and cash equivalents at end of period	$265,197	$263,567

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$48,483	$46,532
Income taxes paid	12,171	16,125
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$1,091	$—
Right of use assets obtained in exchange for lease obligations	85	2,223

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. As of June 30, 2026, the Bank operated nine full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and one full-service branch in Georgia (Suwanee). The Bank also has loan originators of primarily SBA loans based in the State of Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Adopted Accounting Pronouncements
During the six months ended June 30, 2026, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$156,197	$—	$156,197
Residential collateralized mortgage obligations	—	17,311	—	17,311
SBA loan pool securities	—	3,526	—	3,526
Municipal bonds	—	2,474	—	2,474
Corporate bonds	—	4,810	—	4,810
Total securities available-for-sale	—	184,318	—	184,318
Total assets measured at fair value on a recurring basis	$—	$184,318	$—	$184,318
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$129,822	$—	$129,822
Residential collateralized mortgage obligations	—	18,762	—	18,762
SBA loan pool securities	—	4,193	—	4,193
Municipal bonds	—	2,484	—	2,484
Corporate bonds	—	4,748	—	4,748
Total securities available-for-sale	—	160,009	—	160,009
Total assets measured at fair value on a recurring basis	$—	$160,009	$—	$160,009
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2026
Loans individually evaluated:
Business property	$—	$—	$512	$512
Total loans individually evaluated	—	—	512	512
Total assets measured at fair value on a non-recurring basis	$—	$—	$512	$512
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2025
Loans individually evaluated:
Business property	$—	$—	$507	$507
Total loans individually evaluated	—	—	507	507
Total assets measured at fair value on a non-recurring basis	$—	$—	$507	$507
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Weighted-Average
June 30, 2026
Loans individually evaluated:
Business property	$512	Fair value of collateral	Selling cost	6%
December 31, 2025
Loans individually evaluated:
Business property	$507	Fair value of collateral	Selling Cost	6%

The following table presents gains (losses), including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Loans individually evaluated:
Business property	$16	$(126)	$31	$(126)
Commercial and industrial	—	(37)	—	(37)
Net gains recognized	$16	$(163)	$31	$(163)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Interest-bearing deposits in other financial institutions	$234,301	$234,301	$234,301	$—	$—
Securities available-for-sale	184,318	184,318	—	184,318	—
Loans held-for-sale	2,937	3,181	—	3,181	—
Net loans held-for-investment	2,897,281	2,895,737	—	—	2,895,737
Federal Home Loan Bank (“FHLB”) and other restricted stock	15,170	N/A	N/A	N/A	N/A
Accrued interest receivable	10,574	10,574	140	705	9,729
Financial liabilities:
Deposits	$2,922,659	$2,929,492	$—	$—	$2,929,492
Other short-term borrowings	10,000	10,000	—	10,000	—
FHLB advances	80,000	80,155	—	80,155	—
Accrued interest payable	21,312	21,312	—	10	21,302
December 31, 2025
Financial assets:
Interest-bearing deposits in other financial institutions	$181,823	$181,823	$181,823	$—	$—
Securities available-for-sale	160,009	160,009	—	160,009	—
Loans held-for-sale	12,077	12,815	—	12,815	—
Net loans held-for-investment	2,787,019	2,783,879	—	—	2,783,879
FHLB and other restricted stock	14,978	N/A	N/A	N/A	N/A
Accrued interest receivable	10,669	10,669	126	599	9,944
Financial liabilities:
Deposits	$2,795,412	$2,805,598	$—	$—	$2,805,598
FHLB advances	34,000	34,000	—	34,000	—
Accrued interest payable	25,228	25,228	—	4	25,224

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$163,792	$588	$(8,183)	$156,197
Residential collateralized mortgage obligations	18,183	14	(886)	17,311
SBA loan pool securities	3,710	—	(184)	3,526
Municipal bonds	2,470	5	(1)	2,474
Corporate bonds	5,000	—	(190)	4,810
Total securities available-for-sale	$193,155	$607	$(9,444)	$184,318
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$135,728	$1,063	$(6,969)	$129,822
Residential collateralized mortgage obligations	19,499	65	(802)	18,762
SBA loan pool securities	4,363	1	(171)	4,193
Municipal bonds	2,463	22	(1)	2,484
Corporate bonds	5,000	—	(252)	4,748
Total securities available-for-sale	$167,053	$1,151	$(8,195)	$160,009

As of June 30, 2026 and December 31, 2025, pledged securities were $140.4 million and $75.7 million, respectively. These securities were pledged as collateral securing deposits from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $705 thousand and $599 thousand at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, there were no holdings of securities available-for-sale of any one issuer, other than U.S. government agencies and U.S. government sponsored enterprise securities, in an amount greater than 10% of shareholders’ equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2026
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	83	83
Five to ten years	6,927	6,741
Greater than ten years	460	460
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	185,685	177,034
Total	$193,155	$184,318

The Company had no proceeds from sales and calls of securities available-for-sale for the three and six months ended June 30, 2026 or 2025.

The following table presents the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$57,754	$(717)	30	$57,198	$(7,466)	104	$114,952	$(8,183)	134
Residential collateralized mortgage obligations	627	(1)	1	13,572	(885)	35	14,199	(886)	36
SBA loan pool securities	40	(1)	1	3,486	(183)	14	3,526	(184)	15
Municipal bonds	83	(1)	1	—	—	—	83	(1)	1
Corporate bonds	—	—	—	4,810	(190)	1	4,810	(190)	1
Total securities available-for-sale	$58,504	$(720)	33	$79,066	$(8,724)	154	$137,570	$(9,444)	187
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$6,795	$(15)	3	$61,977	$(6,954)	111	$68,772	$(6,969)	114
Residential collateralized mortgage obligations	3,114	(7)	3	12,181	(795)	34	15,295	(802)	37
SBA loan pool securities	—	—	—	4,152	(171)	15	4,152	(171)	15
Municipal bonds	83	(1)	1	—	—	—	83	(1)	1
Corporate bonds	—	—	—	4,748	(252)	1	4,748	(252)	1
Total securities available-for-sale	$9,992	$(23)	7	$83,058	$(8,172)	161	$93,050	$(8,195)	168

As of June 30, 2026 and December 31, 2025, 96.1% and 95.5%, respectively, of the Company’s securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of June 30, 2026 and December 31, 2025.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2026 and December 31, 2025. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025
Commercial real estate:
Commercial property	$1,120,171	$1,071,396
Business property	697,627	638,063
Multifamily	208,797	175,579
Construction	11,121	18,561
Total commercial real estate	2,037,716	1,903,599
Commercial and industrial	494,944	508,662
Consumer:
Residential mortgage	393,414	401,337
Other consumer	5,945	6,802
Total consumer	399,359	408,139
Loans held-for-investment	2,932,019	2,820,400
Allowance for credit losses on loans	(34,738)	(33,381)
Net loans held-for-investment	$2,897,281	$2,787,019

In the ordinary course of business, the Company may grant loans to certain of its officers and directors, and the companies with which they are associated. As of June 30, 2026 and December 31, 2025, the Company had no such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Provision for credit losses on loans	$798	$1,721	$1,416	$3,312
Provision (reversal) for credit losses on off-balance sheet credit exposures	128	66	(23)	73
Total provision for credit losses	$926	$1,787	$1,393	$3,385

The following tables present the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at April 1, 2026	$10,716	$5,549	$1,518	$114	$13,122	$2,880	$44	$33,943
Charge-offs	—	—	—	—	(16)	—	(3)	(19)
Recoveries	—	1	—	—	15	—	—	16
Provision (reversal) for credit losses on loans	(576)	(323)	(101)	(41)	2,005	(180)	14	798
Balance at June 30, 2026	$10,140	$5,227	$1,417	$73	$15,126	$2,700	$55	$34,738

Balance at April 1, 2025	$12,055	$4,192	$2,643	$46	$9,581	$3,379	$46	$31,942
Charge-offs	—	—	—	—	(46)	—	(74)	(120)
Recoveries	—	1	—	—	9	—	1	11
Provision (reversal) for credit losses on loans	(1,299)	1,013	350	33	1,671	(115)	68	1,721
Balance at June 30, 2025	$10,756	$5,206	$2,993	$79	$11,215	$3,264	$41	$33,554

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2026	$9,348	$4,347	$1,282	$123	$15,357	$2,871	$53	$33,381
Charge-offs	—	—	—	—	(92)	—	(3)	(95)
Recoveries	—	2	—	—	34	—	—	36
Provision (reversal) for credit losses on loans	792	878	135	(50)	(173)	(171)	5	1,416
Balance at June 30, 2026	$10,140	$5,227	$1,417	$73	$15,126	$2,700	$55	$34,738

Balance at January 1, 2025	$12,923	$3,967	$2,371	$81	$8,713	$2,506	$67	$30,628
Charge-offs	—	—	—	—	(397)	—	(76)	(473)
Recoveries	—	2	—	—	80	—	5	87
Provision (reversal) for credit losses on loans	(2,167)	1,237	622	(2)	2,819	758	45	3,312
Balance at June 30, 2025	$10,756	$5,206	$2,993	$79	$11,215	$3,264	$41	$33,554

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

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of June 30, 2026 and gross write offs for the six months ended June 30, 2026. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2026	2025	2024	2023	2022	Prior			Total
June 30, 2026
Commercial Real Estate:
Commercial property
Pass	$137,386	$307,855	$173,803	$135,287	$192,580	$156,976	$4,581	$8,928	$1,117,396
Special mention	—	—	—	—	919	—	—	—	919
Substandard	—	—	—	110	337	1,409	—	—	1,856
Doubtful	—	—	—	—	—	—	—	—	—
Total	$137,386	$307,855	$173,803	$135,397	$193,836	$158,385	$4,581	$8,928	$1,120,171
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$77,914	$170,412	$87,335	$87,264	$73,634	$164,141	$7,404	$22,232	$690,336
Special mention	—	—	—	—	—	5,493	—	—	5,493
Substandard	—	—	—	—	948	850	—	—	1,798
Doubtful	—	—	—	—	—	—	—	—	—
Total	$77,914	$170,412	$87,335	$87,264	$74,582	$170,484	$7,404	$22,232	$697,627
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$32,442	$37,094	$30,199	$13,635	$37,664	$49,593	$1,000	$7,170	$208,797
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,442	$37,094	$30,199	$13,635	$37,664	$49,593	$1,000	$7,170	$208,797
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$—	$2,102	$—	$9,019	$—	$—	$—	$11,121
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$2,102	$—	$9,019	$—	$—	$—	$11,121
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2026	2025	2024	2023	2022	Prior			Total
June 30, 2026 (Continued)
Commercial and Industrial
Pass	$15,201	$25,028	$30,059	$25,426	$12,232	$8,498	$328,200	$48,881	$493,525
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2	5	235	42	1,135	—	1,419
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,201	$25,028	$30,061	$25,431	$12,467	$8,540	$329,335	$48,881	$494,944
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$92	$—	$—	$92
Consumer
Residential mortgage
Pass	$24,537	$57,378	$25,279	$44,624	$130,437	$105,713	$—	$—	$387,968
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,691	—	755	—	—	5,446
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,537	$57,378	$25,279	$49,315	$130,437	$106,468	$—	$—	$393,414
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$246	$—	$—	$1,214	$1,150	$118	$3,211	$—	$5,939
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3	3	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—	—
Total	$246	$—	$—	$1,217	$1,153	$118	$3,211	$—	$5,945
Year-to-date period gross write offs	$—	$—	$—	$—	$3	$—	$—	$—	$3
Total loans held-for-investment
Pass	$287,726	$597,767	$348,777	$307,450	$456,716	$485,039	$344,396	$87,211	$2,915,082
Special mention	—	—	—	—	919	5,493	—	—	6,412
Substandard	—	—	2	4,809	1,523	3,056	1,135	—	10,525
Doubtful	—	—	—	—	—	—	—	—	—
Total	$287,726	$597,767	$348,779	$312,259	$459,158	$493,588	$345,531	$87,211	$2,932,019
Year-to-date period gross write offs	$—	$—	$—	$—	$3	$92	$—	$—	$95

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2025. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Commercial Real Estate:
Commercial property
Pass	$312,704	$176,824	$138,914	$203,311	$118,797	$96,119	$14,306	$7,563	$1,068,538
Special mention	—	—	—	923	—	—	—	—	923
Substandard	—	—	116	357	229	1,233	—	—	1,935
Doubtful	—	—	—	—	—	—	—	—	—
Total	$312,704	$176,824	$139,030	$204,591	$119,026	$97,352	$14,306	$7,563	$1,071,396
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$172,213	$89,840	$94,519	$77,382	$116,412	$71,607	$5,530	$3,640	$631,143
Special mention	—	—	—	—	5,512	—	—	—	5,512
Substandard	—	—	—	442	377	589	—	—	1,408
Doubtful	—	—	—	—	—	—	—	—	—
Total	$172,213	$89,840	$94,519	$77,824	$122,301	$72,196	$5,530	$3,640	$638,063
Year-to-date period gross write offs	$—	$—	$—	$307	$—	$—	$—	$—	$307
Multifamily
Pass	$38,551	$30,423	$13,793	$38,482	$37,071	$16,259	$1,000	$—	$175,579
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,551	$30,423	$13,793	$38,482	$37,071	$16,259	$1,000	$—	$175,579
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$503	$—	$18,058	$—	$—	$—	$—	$18,561
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$503	$—	$18,058	$—	$—	$—	$—	$18,561
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025 (Continued)
Commercial and Industrial
Pass	$30,047	$35,290	$28,031	$15,873	$4,753	$6,413	$336,748	$51,099	$508,254
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	247	—	161	—	—	408
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,047	$35,290	$28,031	$16,120	$4,753	$6,574	$336,748	$51,099	$508,662
Year-to-date period gross write offs	$247	$202	$125	$—	$149	$196	$—	$—	$919
Consumer
Residential mortgage
Pass	$62,595	$29,032	$52,641	$137,472	$67,078	$47,116	$—	$—	$395,934
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,689	—	—	714	—	—	5,403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,595	$29,032	$57,330	$137,472	$67,078	$47,830	$—	$—	$401,337
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$262	$—	$1,788	$1,932	$429	$39	$2,347	$—	$6,797
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$262	$—	$1,788	$1,937	$429	$39	$2,347	$—	$6,802
Year-to-date period gross write offs	$—	$77	$1	$—	$4	$—	$—	$—	$82
Total loans held-for-investment
Pass	$616,372	$361,912	$329,686	$492,510	$344,540	$237,553	$359,931	$62,302	$2,804,806
Special mention	—	—	—	923	5,512	—	—	—	6,435
Substandard	—	—	4,805	1,051	606	2,697	—	—	9,159
Doubtful	—	—	—	—	—	—	—	—	—
Total	$616,372	$361,912	$334,491	$494,484	$350,658	$240,250	$359,931	$62,302	$2,820,400
Year-to-date period gross write offs	$247	$279	$126	$307	$153	$196	$—	$—	$1,308

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the dates indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
June 30, 2026
Commercial real estate:
Commercial property	$1,331	$—	$—	$1,331	$—
Business property	1,330	616	104	1,330	104
Total commercial real estate	2,661	616	104	2,661	104
Commercial and industrial	607	—	—	607	—
Consumer:
Residential mortgage	5,446	—	—	5,446	—
Other consumer	6	6	—	—	—
Total consumer	5,452	6	—	5,446	—
Total	$8,720	$622	$104	$8,714	$104
December 31, 2025
Commercial real estate:
Commercial property	$1,403	$—	$—	$1,403	$—
Business property	938	642	134	938	134
Total commercial real estate	2,341	642	134	2,341	134
Commercial and industrial	161	71	72	161	72
Consumer:
Residential mortgage	5,403	—	—	5,403	—
Other consumer	5	5	—	—	—
Total consumer	5,408	5	—	5,403	—
Total	$7,910	$718	$206	$7,905	$206

There were no nonaccrual loans guaranteed by a U.S. government agency at June 30, 2026 and December 31, 2025.

Collateral Dependent Loans
Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. The following table presents the collateral dependent loans by loan segments as of the dates indicated:

($ in thousands)	Hotel / Motel	Restaurant	Retail	Single Family Residential	Other	Total
June 30, 2026
Commercial real estate:
Commercial property	$1,331	$—	$—	$—	$—	$1,331
Business property	—	884	415	—	31	1,330
Total commercial real estate	1,331	884	415	—	31	2,661
Commercial and industrial	6	566	—	35	—	607
Consumer:
Residential mortgage	—	—	—	5,446	—	5,446
Total consumer	—	—	—	5,446	—	5,446
Total	$1,337	$1,460	$415	$5,471	$31	$8,714
December 31, 2025
Commercial real estate:
Commercial property	$1,403	$—	$—	$—	$—	$1,403
Business property	—	377	529	—	32	938
Total commercial real estate	1,403	377	529	—	32	2,341
Commercial and industrial	8	—	—	82	71	161
Consumer:
Residential mortgage	—	—	—	5,403	—	5,403
Total consumer	—	—	—	5,403	—	5,403
Total	$1,411	$377	$529	$5,485	$103	$7,905

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of the dates indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
June 30, 2026
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$—	$502	$502	$502
Business property	70	—	—	70	415	—	408	823	893
Total commercial real estate	70	—	—	70	415	—	910	1,325	1,395
Commercial and industrial	—	55	—	55	—	—	583	583	638
Consumer:
Residential mortgage	255	—	—	255	—	676	4,770	5,446	5,701
Other consumer	14	—	—	14	—	—	1	1	15
Total consumer	269	—	—	269	—	676	4,771	5,447	5,716
Total	$339	$55	$—	$394	$415	$676	$6,264	$7,355	$7,749
December 31, 2025
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$—	$524	$524	$524
Business property	140	—	—	140	86	178	230	494	634
Total commercial real estate	140	—	—	140	86	178	754	1,018	1,158
Commercial and industrial	21	5	—	26	—	—	78	78	104
Consumer:
Residential mortgage	674	—	—	674	2,269	273	2,862	5,404	6,078
Other consumer	108	7	—	115	—	—	—	—	115
Total consumer	782	7	—	789	2,269	273	2,862	5,404	6,193
Total	$943	$12	$—	$955	$2,355	$451	$3,694	$6,500	$7,455

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
The following tables present loans that the borrowers were both experiencing financial difficulty and modified during the period indicated by loan segments and modification type:

	Three Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
June 30, 2026
Total	$—	$—	—%
June 30, 2025
Commercial and industrial	$52	$52	0.1%
Total	$52	$52	0.1%

	Six Months Ended
($ in thousands)	Combination of Other-Than-Insignificant Payment Delay and Term Extension	Total	Percentage to Each Loan Segment
June 30, 2026
Total	$—	$—	—%
June 30, 2025
Commercial and industrial	52	52	0.1%
Total	$52	$52	0.1%

The Company had no commitments to lend to any borrower included in the above table.
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

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

The following table presents the performance of loans that the borrowers were both experiencing financial difficulty and modified in the last 12 months:

($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total
June 30, 2026
Total	$—	$—	$—	$—
December 31, 2025
Total	$—	$—	$—	$—

Purchases, Sales, and Transfers
The following table presents a summary of loans that were transferred from loans held-for-investment to loans held-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Commercial real estate:
Commercial property	$—	$—	$1,091	$—
Total commercial real estate	—	—	1,091	—
Total	$—	$—	$1,091	$—

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three and six months ended June 30, 2026 or 2025.
The Company had no purchases of loans held-for-investment during the three and six months ended June 30, 2026 or 2025.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	June 30, 2026	December 31, 2025
Commercial real estate:
Commercial property	$—	$3,750
Business property	1,500	2,734
Total commercial real estate	1,500	6,484
Commercial and industrial	1,437	5,593
Total	$2,937	$12,077

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

Note 5 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $17.1 million and $26.9 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.2 million and $1.5 million, respectively, during the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, the Company sold loans of $38.9 million and $43.6 million, respectively, with the servicing rights retained and recognized a net gain on sale of $2.6 million and $2.4 million, respectively. Loan servicing income was $802 thousand and $760 thousand, respectively, for the three months ended June 30, 2026 and 2025, and $1.6 million and
$1.5 million, respectively, for the six months ended June 30, 2026 and 2025.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	June 30, 2026				December 31, 2025
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$30	$4,816	$809	$5,655	$34	$4,900	$693	$5,627
Fair value	$66	$8,873	$1,193	$10,132	$80	$8,906	$1,101	$10,087
Discount rate	7.85%	12.75%	12.75%		7.85%	12.75%	12.75%
Prepayment speed	12.65%	17.30%	16.47%		12.52%	16.67%	16.17%
Weighted-average remaining life	17.3 years	18.9 years	6.9 years		17.7 years	19.9 years	7.4 years
Underlying loans being serviced	$6,351	$423,715	$73,363	$503,429	$7,550	$425,876	$68,982	$502,408

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended June 30,
	2026				2025
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$31	$4,857	$803	$5,691	$38	$5,085	$508	$5,631
Additions	—	314	91	405	—	457	158	615
Amortization	(1)	(355)	(85)	(441)	(2)	(435)	(53)	(490)
Balance at end of period	$30	$4,816	$809	$5,655	$36	$5,107	$613	$5,756

	Six Months Ended June 30,
	2026				2025
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$34	$4,900	$693	$5,627	$42	$5,226	$569	$5,837
Additions	—	589	297	886	—	731	227	958
Amortization	(4)	(673)	(181)	(858)	(6)	(850)	(183)	(1,039)
Balance at end of period	$30	$4,816	$809	$5,655	$36	$5,107	$613	$5,756

Note 6 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Operating lease cost (1)	$915	$912	$1,853	$1,873
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$908	$885	$1,839	$1,816
Right of use assets obtained in exchange for lease obligations	$85	$878	$85	$2,223
Right of use assets impairment (2)	$—	$82	$—	$228

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
(2)    Included in Other Expense on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	June 30, 2026	December 31, 2025
Operating leases:
Operating lease assets	$15,844	$17,158
Operating lease liabilities	$17,701	$18,996
Weighted-average remaining lease term	6.7 years	7.1 years
Weighted-average discount rate	4.82%	4.78%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	June 30, 2026
Maturities:
2026	$1,733
2027	3,222
2028	3,115
2029	2,940
2030	2,778
After 2030	7,586
Total lease payment	21,374
Imputed Interest	(3,673)
Present value of operating lease liabilities	$17,701

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
The following table presents details of outstanding FHLB advances and other borrowings as of the dates indicated:

		Weighted-Average
($ in thousands)	Amount	Interest Rate	Remaining Term
June 30, 2026
Overnight federal funds lines	$10,000	3.90%
FHLB advances
Fixed term	$50,000	3.93%	6 days
Overnight	30,000	4.08%
Total FHLB advances	$80,000	3.99%
December 31, 2025
FHLB advances
Overnight	$34,000	4.02%
Total FHLB advances	$34,000	4.02%

FHLB Advances
At June 30, 2026 and December 31, 2025, loans pledged to secure borrowings from the FHLB were $1.17 billion and $1.12 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $15.0 million and $14.8 million at June 30, 2026 and December 31, 2025, respectively. The Company had additional borrowing capacity of $768.8 million and $840.6 million at June 30, 2026 and December 31, 2025, respectively.
Federal Reserve Discount Window
At June 30, 2026 and December 31, 2025, loans pledged to secure borrowings from the Federal Reserve Discount Window were $1.21 billion and $1.05 billion, respectively. The Company had additional borrowing capacity of $971.4 million and $841.6 million at June 30, 2026 and December 31, 2025, respectively.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company had available borrowing capacity of $55.0 million and $65.0 million at June 30, 2026 and December 31, 2025, respectively.
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
The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (the “ECIP Period”) unless and until the Company meets at least one of the following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in the Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company met all Threshold Conditions as of June 30, 2026:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,653	$11,632	$18,611
Discount	64,488	57,509	50,530

The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024 and the dividend rate decreased to 0.50% from the three months ended March 31, 2025. Dividends on the Series C Preferred Stock totaled $87 thousand and $87 thousand for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, Dividends on the Series C Preferred Stock totaled $173 thousand and $127 thousand, respectively.
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
During the six months ended June 30, 2026, the Company repurchased and retired 150,439 shares of common stock at a weighted-average price of $25.23 per share. As of June 30, 2026, the Company was authorized to purchase 69,087 additional shares under the stock repurchase program. The stock repurchase program had been completed as of July 23, 2026.

Note 9 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for share-based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of June 30, 2026, there were 373,100 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Share-based compensation expense related to:
Stock options	$68	$69	$134	$137
Restricted stock awards	165	163	329	325
Total share-based compensation expense	$233	$232	$463	$462
Related tax benefits	$63	$61	$124	$122

The following table presents unrecognized share-based compensation expense as of the date indicated:

	June 30, 2026
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$141	1.7 years
Restricted stock awards	1,393	2.4 years
Total unrecognized share-based compensation expense	$1,534	2.3 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended June 30, 2026
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	359,680	$16.11	5.50 years	$2,295
Granted	5,000	$24.33	10.00 years
Exercised	(12,200)	$16.44	3.05 years
Outstanding at end of period	352,480	$16.21	5.40 years	$4,285
Exercisable at end of period	255,161	$16.15	4.67 years	$3,118

	Six Months Ended June 30, 2026
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	369,680	$15.98	5.73 years	$2,097
Granted	5,000	$24.33	10.00 years
Exercised	(22,200)	$14.08	3.89 years
Outstanding at end of period	352,480	$16.21	5.40 years	$4,285
Exercisable at end of period	255,161	$16.15	4.67 years	$3,118

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	92,319	$15.95	98,319	$16.16
Granted	5,000	$24.33	5,000	$24.33
Vested	—	$—	(6,000)	$19.46
Outstanding at end of period	97,319	$16.38	97,319	$16.38

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	85,850	$20.43	90,850	$20.52
Vested	—	$—	(5,000)	$21.96
Outstanding at end of period	85,850	$20.43	85,850	$20.43

Note 10 - Income Taxes
Income tax expense was $4.2 million and $3.6 million, respectively, and the effective tax rate was 28.3% and 28.4%, respectively, for the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, income tax expense was $8.4 million and $6.7 million, respectively, and the effective tax rate was 28.4% and 28.4%, respectively.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of June 30, 2026, the Company is no longer subject to examination by taxing authorities for tax years before 2022 for federal taxes and before 2021 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 11 - Earnings Per Share
The following table presents the computations of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2026	2025	2026	2025
Basic earnings per share:
Net income available to common shareholders	$10,420	$8,984	$20,987	$16,679
Less: income allocated to unvested restricted stock	(63)	(72)	(127)	(133)
Net income allocated to common stock	$10,357	$8,912	$20,860	$16,546
Weighted-average total common shares outstanding	14,193,140	14,327,132	14,210,472	14,356,613
Less: weighted-average unvested restricted stock	(85,850)	(114,100)	(85,877)	(114,127)
Weighted-average common shares outstanding, basic	14,107,290	14,213,032	14,124,595	14,242,486
Basic earnings per share	$0.73	$0.63	$1.48	$1.16
Diluted earnings per share:
Net income allocated to common stock	$10,357	$8,912	$20,860	$16,546
Weighted-average common shares outstanding, basic	14,107,290	14,213,032	14,124,595	14,242,486
Diluted effect of stock options	113,124	112,979	106,643	122,509
Weighted-average common shares outstanding, diluted	14,220,414	14,326,011	14,231,238	14,364,995
Diluted earnings per share	$0.73	$0.62	$1.47	$1.15

There were 5,000 and 60,000 stock options excluded in computing diluted EPS because they were anti-dilutive for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, there were 5,000 and 60,000 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	June 30, 2026		December 31, 2025
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$6,444	$347,123	$12,663	$348,287
Unfunded loan commitments	—	4,880	—	7,132
Standby letters of credit	6,105	1,625	5,705	1,625
Commercial letters of credit	—	254	—	—
Total	$12,549	$353,882	$18,368	$357,044

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of June 30, 2026 and December 31, 2025, the Company maintained an ACL on off-balance sheet credit exposures of $1.5 million and $1.5 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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

Note 13 - Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, the Company and Bank must hold a capital conservation buffer of 2.50% above the minimum adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of June 30, 2026 and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject. The Company and the Bank’s capital conservation buffers were 6.91% and 6.58%, respectively, as of June 30, 2026, and 6.96% and 6.72%, respectively, as of December 31, 2025. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital Adequacy Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$336,642	11.41%	$132,770	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	442,042	14.98%	236,035	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	405,783	13.75%	177,026	6.0%	N/A	N/A
Tier 1 capital (to average assets)	405,783	11.89%	136,460	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$393,709	13.35%	$132,722	4.5%	$191,710	6.5%
Total capital (to risk-weighted assets)	429,968	14.58%	235,950	8.0%	294,938	10.0%
Tier 1 capital (to risk-weighted assets)	393,709	13.35%	176,963	6.0%	235,950	8.0%
Tier 1 capital (to average assets)	393,709	11.54%	136,418	4.0%	170,522	5.0%
December 31, 2025
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$325,048	11.46%	$127,663	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	429,113	15.13%	226,956	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	394,189	13.89%	170,217	6.0%	N/A	N/A
Tier 1 capital (to average assets)	394,189	11.89%	132,582	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$382,620	13.49%	$127,616	4.5%	$184,334	6.5%
Total capital (to risk-weighted assets)	417,545	14.72%	226,873	8.0%	283,591	10.0%
Tier 1 capital (to risk-weighted assets)	382,620	13.49%	170,154	6.0%	226,873	8.0%
Tier 1 capital (to average assets)	382,620	11.55%	132,540	4.0%	165,675	5.0%

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
Note 14 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$29	$30	$59	$59
Account analysis fees	282	225	520	443
Non-sufficient funds charges	114	95	251	195
Other deposit related fees	25	25	50	50
Total service charges and fees on deposits	450	375	880	747
Debit card fees	109	117	211	203
Wire transfer fees	181	173	350	326
Other service charges	70	57	141	112
Total	$810	$722	$1,582	$1,388

Note 15 - Segment Information
The following table presents financial measures the Chief Operating Decision Maker reviews to allocate resources to the Bank as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue
Interest income	$50,040	$49,308	$98,871	$96,200
Interest expense	22,546	23,318	44,567	45,927
Net interest income	27,494	25,990	54,304	50,273
Gain on sale of loans	1,182	1,465	2,591	2,352
Other income	2,021	1,832	3,986	3,525
Total revenue, net of interest expense	30,697	29,287	60,881	56,150
Expenses
Provision for credit losses	926	1,787	1,393	3,385
Salaries and employee benefits	9,551	8,844	19,271	17,919
Premises expense	1,861	1,831	3,615	3,556
Depreciation expense	508	548	1,031	1,112
Other expense	3,193	3,606	6,010	6,716
Total expense	16,039	16,616	31,320	32,688
Income before income taxes	14,658	12,671	29,561	23,462
Income taxes	4,151	3,600	8,401	6,656
Net income	$10,507	$9,071	$21,160	$16,806

Earnings per share, diluted	$0.73	$0.62	$1.47	$1.15
Return on average assets	1.24%	1.13%	1.27%	1.07%
Return on average shareholders’ equity	10.55%	9.76%	10.75%	9.16%
Net interest margin	3.33%	3.33%	3.34%	3.30%
Loans held-for-investment growth percentage	2.0%	2.5%	4.0%	6.3%
Total deposits growth percentage	1.2%	4.0%	4.6%	7.9%
Tier 1 leverage ratio (consolidated)	11.89%	11.81%	11.89%	11.81%
ACL on loans to loans held-for-investment	1.18%	1.20%	1.18%	1.20%

Note 16 - Subsequent Events
Dividend Declared on Common Stock
On July 23, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per common share. The dividend will be paid on or about August 14, 2026, to shareholders of record as of the close of business on August 7, 2026.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and six months ended June 30, 2026. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Within the various economic scenarios considered as of June 30, 2026, the quantitative estimate of the ACL would increase by approximately $21.4 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
The following tables present a reconciliation of average tangible common equity, annualized return on average tangible common equity, tangible common equity per common share and tangible common equity to tangible assets ratios to their most comparable GAAP measures as of the dates or for the periods indicated. These non-GAAP measures, which are presented in this Quarterly Report on Form 10-Q, are used by management in its analysis of the Company’s performance.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Average total shareholders’ equity	$399,468	$372,629	$397,035	$370,184
Less: average preferred stock	69,141	69,141	69,141	69,141
Average tangible common equity	$330,327	$303,488	$327,894	$301,043
Net income	$10,507	$9,071	$21,160	$16,806
Annualized return on average shareholders’ equity	10.55%	9.76%	10.75%	9.16%
Net income available to common shareholders	$10,420	$8,984	$20,987	$16,679
Annualized return on average tangible common equity	12.65%	11.87%	12.91%	11.17%

($ in thousands, except per share data)	June 30, 2026	December 31, 2025	June 30, 2025
Total shareholders’ equity	$400,463	$390,026	$376,500
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$331,322	$320,885	$307,359
Outstanding common shares	14,102,189	14,230,428	14,336,602
Book value per common share	$28.40	$27.41	$26.26
Tangible common equity per common share	$23.49	$22.55	$21.44
Total assets	$3,470,124	$3,281,771	$3,305,589
Total shareholders’ equity to total assets	11.54%	11.88%	11.39%
Tangible common equity to total assets	9.55%	9.78%	9.30%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Selected balance sheet data:
Cash and cash equivalents	$265,197	$263,567	$265,197	$263,567
Securities available-for-sale	184,318	154,620	184,318	154,620
Loans held-for-sale	2,937	8,133	2,937	8,133
Loans held-for-investment	2,932,019	2,795,309	2,932,019	2,795,309
ACL on loans	(34,738)	(33,554)	(34,738)	(33,554)
Total assets	3,470,124	3,305,589	3,470,124	3,305,589
Total deposits	2,922,659	2,822,915	2,922,659	2,822,915
Shareholders’ equity	400,463	376,500	400,463	376,500
Selected income statement data:
Interest income	$50,040	$49,308	$98,871	$96,200
Interest expense	22,546	23,318	44,567	45,927
Net interest income	27,494	25,990	54,304	50,273
Provision for credit losses	926	1,787	1,393	3,385
Noninterest income	3,203	3,297	6,577	5,877
Noninterest expense	15,113	14,829	29,927	29,303
Income before income taxes	14,658	12,671	29,561	23,462
Income tax expense	4,151	3,600	8,401	6,656
Net income	10,507	9,071	21,160	16,806
Preferred stock dividends	87	87	173	127
Net income available to common shareholders	10,420	8,984	20,987	16,679
Per share data:
Earnings per common share, basic	$0.73	$0.63	$1.48	$1.16
Earnings per common share, diluted	0.73	0.62	1.47	1.15
Book value per common share (1)	28.40	26.26	28.40	26.26
Tangible common equity per common share (9)	23.49	21.44	23.49	21.44
Cash dividends declared per common share	0.22	0.20	0.44	0.40
Outstanding share data:
Number of common shares outstanding	14,102,189	14,336,602	14,102,189	14,336,602
Weighted-average common shares outstanding, basic	14,107,290	14,213,032	14,124,595	14,242,486
Weighted-average common shares outstanding, diluted	14,220,414	14,326,011	14,231,238	14,364,995
Selected performance ratios:
Return on average assets (2)	1.24%	1.13%	1.27%	1.07%
Return on average shareholders’ equity (2)	10.55%	9.76%	10.75%	9.16%
Dividend payout ratio (3)	30.14%	31.75%	29.73%	34.48%
Efficiency ratio (4)	49.23%	50.63%	49.16%	52.19%
Yield on average interest-earning assets (2)	6.06%	6.31%	6.09%	6.32%
Cost of average interest-bearing liabilities (2)	3.76%	4.14%	3.79%	4.21%
Net interest spread (2)	2.30%	2.17%	2.30%	2.11%
Net interest margin (2), (5)	3.33%	3.33%	3.34%	3.30%
Total loans to total deposits ratio (6)	100.42%	99.31%	100.42%	99.31%

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Asset quality:
Loans 30 to 89 days past due and still accruing	$394	$2,553	$394	$2,553
Nonaccrual loans held-for-investment	8,720	8,932	8,720	8,932
Nonperforming loans held-for-investment (7)	8,720	8,932	8,720	8,932
Nonperforming assets (8)	8,720	8,932	8,720	8,932
Net charge-offs	3	109	59	386
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.01%	0.09%	0.01%	0.09%
Nonaccrual loans to loans held-for-investment	0.30%	0.32%	0.30%	0.32%
Nonaccrual loans held-for-investment to allowance for loan losses	25.10%	26.62%	25.10%	26.62%
Nonperforming loans held-for-investment to loans held-for-investment	0.30%	0.32%	0.30%	0.32%
Nonperforming loans held-for-investment to ACL on loans	25.10%	26.62%	25.10%	26.62%
Nonperforming assets to total assets	0.25%	0.27%	0.25%	0.27%
ACL on loans to loans held-for-investment	1.18%	1.20%	1.18%	1.20%
ACL on loans to nonaccrual loans held-for-investment	398.37%	375.66%	398.37%	375.66%
ACL on loans to nonperforming loans held-for-investment	398.37%	375.66%	398.37%	375.66%
Net charge-offs to average loans held-for-investment (2)	0.01%	0.02%	0.01%	0.03%
Capital ratios:
Shareholders’ equity to total assets	11.54%	11.39%	11.54%	11.39%
Tangible common equity to total assets (9)	9.55%	9.30%	9.55%	9.30%
Average shareholders’ equity to average total assets	11.74%	11.55%	11.80%	11.71%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.41%	11.14%	11.41%	11.14%
Total capital (to risk-weighted assets)	14.98%	14.84%	14.98%	14.84%
Tier 1 capital (to risk-weighted assets)	13.75%	13.60%	13.75%	13.60%
Tier 1 capital (to average assets)	11.89%	11.81%	11.89%	11.81%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.35%	13.23%	13.35%	13.23%
Total capital (to risk-weighted assets)	14.58%	14.47%	14.58%	14.47%
Tier 1 capital (to risk-weighted assets)	13.35%	13.23%	13.35%	13.23%
Tier 1 capital (to average assets)	11.54%	11.50%	11.54%	11.50%

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

Executive Summary
Q2 2026 Financial Highlights
•Net income available for common shareholders was $10.4 million for the three months ended June 30, 2026, an increase of $1.4 million, or 16.0%, from $9.0 million for the three months ended June 30, 2025;
▪Recorded a provision for credit losses of $926 thousand for the three months ended June 30, 2026 compared with $1.8 million for the three months ended June 30, 2025;
▪ACL on loans to loans held-for-investment ratio was 1.18% at June 30, 2026 compared with 1.18% at December 31, 2025;
•Net interest income was $27.5 million for the three months ended June 30, 2026 compared with $26.0 million for the three months ended June 30, 2025. Net interest margin was 3.33% for the three months ended June 30, 2026 compared with 3.33% for the three months ended June 30, 2025;
•Gain on sale of loans was $1.2 million for the three months ended June 30, 2026 compared with $1.5 million for the three months ended June 30, 2025;
•Total assets were $3.47 billion at June 30, 2026, an increase of $188.4 million, or 5.7%, from $3.28 billion at December 31, 2025;
•Loans held-for-investment were $2.93 billion at June 30, 2026, an increase of $111.6 million, or 4.0%, from $2.82 billion at December 31, 2025; and
•Total deposits were $2.92 billion at June 30, 2026, an increase of $127.2 million, or 4.6%, from $2.80 billion at December 31, 2025.
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

The following tables present interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,885,996	$45,886	6.38%	$2,782,200	$45,478	6.56%
Mortgage backed securities	150,065	1,534	4.10%	117,987	1,145	3.89%
Collateralized mortgage obligation	17,713	163	3.69%	20,616	203	3.95%
SBA loan pool securities	3,695	29	3.15%	5,368	46	3.44%
Municipal bonds - tax exempt (2)	2,459	22	3.59%	2,379	21	3.54%
Corporate bonds	4,784	47	3.94%	4,705	47	4.01%
Interest-bearing deposits in other financial institutions	234,579	2,165	3.70%	186,061	2,069	4.46%
FHLB and other bank stock	15,138	194	5.14%	14,814	299	8.10%
Total interest-earning assets	3,314,429	50,040	6.06%	3,134,130	49,308	6.31%
Noninterest-earning assets:
Cash and due from banks	23,224			23,267
Allowance for credit losses on loans	(33,951)			(31,932)
Other assets	99,850			100,930
Total noninterest earning assets	89,123			92,265
Total assets	$3,403,552			$3,226,395
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$683,731	5,872	3.44%	$532,842	4,772	3.59%
Savings	4,995	3	0.24%	5,334	4	0.30%
Time deposits	1,637,437	15,920	3.90%	1,649,034	17,729	4.31%
Borrowings	76,374	751	3.94%	71,286	813	4.57%
Total interest-bearing liabilities	2,402,537	22,546	3.76%	2,258,496	23,318	4.14%
Noninterest-bearing liabilities:
Demand deposits	544,048			533,530
Other liabilities	57,499			61,740
Total noninterest-bearing liabilities	601,547			595,270
Total liabilities	3,004,084			2,853,766
Shareholders’ equity	399,468			372,629
Total liabilities and shareholders’ equity	$3,403,552			$3,226,395
Net interest income		$27,494			$25,990
Net interest spread (3)			2.30%			2.17%
Net interest margin (4)			3.33%			3.33%
Cost of deposits			3.05%			3.32%
Cost of funds (5)			3.07%			3.35%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $357 thousand and $414 thousand, respectively, and net accretion of discount on loans of $584 thousand and $610 thousand, respectively, are included in the interest income for the three months ended June 30, 2026 and 2025.
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
(6)    Annualized.

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,863,467	$90,370	6.36%	$2,715,986	$88,504	6.57%
Mortgage backed securities	140,598	2,839	4.07%	115,420	2,220	3.88%
Collateralized mortgage obligation	18,076	332	3.70%	20,821	413	4.00%
SBA loan pool securities	3,877	60	3.12%	5,646	100	3.57%
Municipal bonds - tax exempt (2)	2,480	44	3.58%	2,402	43	3.61%
Corporate bonds	4,776	94	3.97%	4,521	94	4.19%
Interest-bearing deposits in other financial institutions	227,918	4,182	3.70%	190,671	4,217	4.46%
FHLB and other bank stock	15,059	950	12.72%	14,430	609	8.51%
Total interest-earning assets	3,276,251	98,871	6.09%	3,069,897	96,200	6.32%
Noninterest-earning assets:
Cash and due from banks	23,364			23,958
Allowance for credit losses on loans	(33,649)			(31,308)
Other assets	99,199			99,763
Total noninterest earning assets	88,914			92,413
Total assets	$3,365,165			$3,162,310
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$680,935	11,615	3.44%	$508,520	9,069	3.60%
Savings	5,177	6	0.23%	5,472	7	0.26%
Time deposits	1,616,652	31,652	3.95%	1,649,844	35,993	4.40%
Borrowings	66,243	1,294	3.94%	37,796	858	4.58%
Total interest-bearing liabilities	2,369,007	44,567	3.79%	2,201,632	45,927	4.21%
Noninterest-bearing liabilities:
Demand deposits	539,399			525,126
Other liabilities	59,724			65,368
Total noninterest-bearing liabilities	599,123			590,494
Total liabilities	2,968,130			2,792,126
Shareholders’ equity	397,035			370,184
Total liabilities and shareholders’ equity	$3,365,165			$3,162,310
Net interest income		$54,304			$50,273
Net interest spread (3)			2.30%			2.11%
Net interest margin (4)			3.34%			3.30%
Cost of deposits			3.07%			3.38%
Cost of funds (5)			3.09%			3.40%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $710 thousand and $680 thousand, respectively, and net accretion of discount on loans of $1.1 million and $1.5 million, respectively, are included in the interest income for the six months ended June 30, 2026 and 2025.
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

	Three Months Ended June 30, 2026 vs. 2025			Six Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$1,697	$(1,289)	$408	$4,806	$(2,940)	$1,866
Investment securities	268	65	333	405	94	499
Other interest-earning assets	576	(585)	(9)	891	(585)	306
Total interest income	2,541	(1,809)	732	6,102	(3,431)	2,671
Interest incurred on:
Savings, NOW, and money market deposits	1,336	(237)	1,099	3,039	(494)	2,545
Time deposits	(125)	(1,684)	(1,809)	(724)	(3,617)	(4,341)
Borrowings	58	(120)	(62)	646	(210)	436
Total interest expense	1,269	(2,041)	(772)	2,961	(4,321)	(1,360)
Change in net interest income	$1,272	$232	$1,504	$3,141	$890	$4,031

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Interest and dividend income:
Loans, including fees	$45,886	$45,478	$408	0.9%
Investment securities	1,795	1,462	333	22.8%
Other interest-earning assets	2,359	2,368	(9)	(0.4)%
Total interest income	50,040	49,308	732	1.5%
Interest expense:
Deposits	21,795	22,505	(710)	(3.2)%
Borrowings	751	813	(62)	(7.6)%
Total interest expense	22,546	23,318	(772)	(3.3)%
Net interest income	$27,494	$25,990	$1,504	5.8%

Net interest income increased primarily due to a 5.8% increase in average balance of interest-earning assets and a 38 basis point decrease in average cost, partially offset by a 6.4% increase in average balance of interest-bearing liabilities and a 25 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 3.7% increase in average balance, partially offset by an 18 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates, net accretion of discount on loans and net amortization of deferred loan fees.
Interest on investment securities increased primarily due to an 18.3% increase in average balance and a 15 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the three months ended June 30, 2026 and 2025, the average yield on total investment securities was 4.03% and 3.88%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 94 basis point decrease in average yield, partially offset by a 24.3% increase in average balance. For the three months ended June 30, 2026 and 2025, the average yield on total other interest-earning assets was 3.79% and 4.73%, respectively.

Interest expense on deposits decreased primarily due to a 37 basis point decrease in average cost of interest-bearing deposits, partially offset by a 6.4% increase in average balance of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the three months ended June 30, 2026 and 2025, average cost on total interest-bearing deposits was 3.76% and 4.13%, respectively, and average cost on total deposits were 3.05% and 3.32%, respectively.
Interest expense on other borrowings increased primarily due to a 7.1% increase in average balance, partially offset by a 63 basis point decrease in average cost.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table presents the components of net interest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Interest and dividend income:
Loans, including fees	$90,370	$88,504	$1,866	2.1%
Investment securities	3,369	2,870	499	17.4%
Other interest-earning assets	5,132	4,826	306	6.3%
Total interest income	98,871	96,200	2,671	2.8%
Interest expense:
Deposits	43,273	45,069	(1,796)	(4.0)%
Borrowings	1,294	858	436	50.8%
Total interest expense	44,567	45,927	(1,360)	(3.0)%
Net interest income	$54,304	$50,273	$4,031	8.0%

Net interest income increased primarily due to a 6.7% increase in average balance of interest-earning assets and a 42 basis point decrease in average cost, partially offset by a 7.6% increase in average balance of interest-bearing liabilities and a 23 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 5.4% increase in average balance, partially offset by a 21 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates and net accretion of discount on loans, partially offset by an increase in net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 14.1% increase in average balance and an 11 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the six months ended June 30, 2026 and 2025, the average yield on total investment securities was 4.00% and 3.89%, respectively.
Interest income on other interest-earning assets increased primarily due to an 18.5% increase in average balance, partially offset by a 48 basis point decrease in average yield. The decrease in interest rate on cash held at the Federal Reserve Bank was offset by an increase in dividends received on FHLB stock. For the six months ended June 30, 2026 and 2025, the average yield on total other interest-earning assets was 4.26% and 4.74%, respectively.
Interest expense on deposits decreased primarily due to a 41 basis point decrease in average cost of interest-bearing deposits, partially offset by a 6.4% increase in average balance of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the six months ended June 30, 2026 and 2025, average cost on total interest-bearing deposits was 3.79% and 4.20%, respectively, and average cost on total deposits were 3.07% and 3.38%, respectively.
Interest expense on other borrowings increased primarily due to a 75.3% increase in average balance, partially offset by a 64 basis point decrease in average cost.

Provision for Credit Losses
The following tables present a composition of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Provision for credit losses on loans	$798	$1,721	$(923)	(53.6)%
Provision for credit losses on off-balance sheet credit exposures	128	66	62	93.9%
Total provision for credit losses	$926	$1,787	$(861)	(48.2)%

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Provision for credit losses on loans	$1,416	$3,312	$(1,896)	(57.2)%
Provision (reversal) for credit losses on off-balance sheet credit exposures	(23)	73	(96)	NM
Total provision for credit losses	$1,393	$3,385	$(1,992)	(58.8)%

Provision for credit losses for the three and six months ended June 30, 2026 was primarily due to growth in loans held-for-investment. See further discussion in “Loans Held-For-Investment and Allowance for Credit Losses.”

Noninterest Income
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Service charges and fees on deposits	$450	$375	$75	20.0%
Loan servicing income	802	760	42	5.5%
Bank-owned life insurance income	281	253	28	11.1%
Gain on sale of loans	1,182	1,465	(283)	(19.3)%
Other income	488	444	44	9.9%
Total noninterest income	$3,203	$3,297	$(94)	(2.9)%

Loan servicing income increased primarily due to a decrease in servicing asset amortization, partially offset by a decrease in servicing fee income. Servicing asset amortization was $441 thousand and $490 thousand, respectively, for the three months ended June 30, 2026 and 2025.
Gain on sale of loans decreased primarily due to a decrease in sale volume, partially offset by an increase in level of premium on SBA loans in the secondary market. The Company sold SBA loans of $17.1 million with a gain of $1.2 million and a certain commercial property loan of $1.1 million with a loss of $37 thousand during the three months ended June 30, 2026. The sold commercial property loan was transferred to loans held-for-sale from loans held-for-investment during the three months ended March 31, 2026. During the three months ended June 30, 2025, the Company sold SBA loans of $26.9 million with a gain of $1.5 million.
Other income primarily included wire transfer fees of $181 thousand and $173 thousand, respectively, and debit card interchange fees of $109 thousand and $117 thousand, respectively, for the three months ended June 30, 2026 and 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table presents the components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Service charges and fees on deposits	$880	$747	$133	17.8%
Loan servicing income	1,603	1,485	118	7.9%
Bank-owned life insurance income	555	500	55	11.0%
Gain on sale of loans	2,591	2,352	239	10.2%
Other income	948	793	155	19.5%
Total noninterest income	$6,577	$5,877	$700	11.9%

Loan servicing income increased primarily due to a decrease in servicing asset amortization, partially offset by a decrease in servicing fee income. Servicing asset amortization was $858 thousand and $1.0 million, respectively, for the six months ended June 30, 2026 and 2025.
Gain on sale of loans increased primarily due to an increase in level of premium on SBA loans in the secondary market, partially offset by a decrease in sale volume. The Company sold SBA loans of $38.9 million with a gain of $2.6 million and a certain commercial property loan of $1.1 million with a loss of $37 thousand during the six months ended June 30, 2026. The sold commercial property loan was transferred to loans held-for-sale from loans held-for-investment during the three months ended March 31, 2026. During the six months ended June 30, 2025, the Company sold SBA loans of $43.6 million with a gain of $2.4 million.
Other income primarily included wire transfer fees of $350 thousand and $326 thousand, respectively, and debit card interchange fees of $211 thousand and $203 thousand, respectively, for the six months ended June 30, 2026 and 2025.

Noninterest Expense
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Salaries and employee benefits	$9,551	$8,844	$707	8.0%
Occupancy and equipment	2,369	2,379	(10)	(0.4)%
Professional fees	645	805	(160)	(19.9)%
Marketing and business promotion	446	597	(151)	(25.3)%
Data processing	342	317	25	7.9%
Director fees and expenses	223	225	(2)	(0.9)%
Regulatory assessments	368	358	10	2.8%
Other expenses	1,169	1,304	(135)	(10.4)%
Total noninterest expense	$15,113	$14,829	$284	1.9%

Salaries and employee benefits increased primarily due to increases in salaries, bonus and vacation accruals, and group insurance. The number of full-time equivalent employees was 274 at June 30, 2026 compared to 266 at June 30, 2025.
Professional fees decreased primarily due to additional professional fees incurred related to evaluating the accounting for a preferred stock purchase option during the three months ended June 30, 2025.
Marketing and business promotion decreased primarily due to a decrease in advertising.
Other expenses included $143 thousand and $132 thousand in loan related expenses, $476 thousand and $613 thousand in office operating expense, and $205 thousand and $179 thousand in armed guard expense for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2025, the Company recognized an impairment on operating lease assets of $82 thousand for a sublease contract.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table presents the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Salaries and employee benefits	$19,271	$17,919	$1,352	7.5%
Occupancy and equipment	4,646	4,668	(22)	(0.5)%
Professional fees	1,179	1,433	(254)	(17.7)%
Marketing and business promotion	902	840	62	7.4%
Data processing	679	650	29	4.5%
Director fees and expenses	446	451	(5)	(1.1)%
Regulatory assessments	729	702	27	3.8%
Other expenses	2,075	2,640	(565)	(21.4)%
Total noninterest expense	$29,927	$29,303	$624	2.1%

Salaries and employee benefits increased primarily due to increases in salaries, bonus and vacation accruals, and group insurance. The number of full-time equivalent employees was 274 at June 30, 2026 compared to 266 at June 30, 2025.
Professional fees decreased primarily due to additional professional fees incurred related to evaluating the accounting for a preferred stock purchase option during the six months ended June 30, 2025.
Other expenses included $229 thousand and $224 thousand in loan related expenses, $846 thousand and $1.1 million in office operating expense, and $385 thousand and $362 thousand in armed guard expense for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2025, the Company recognized an impairment on operating lease assets of $228 thousand for a sublease contract and recognition of contingent liabilities for legal settlements of $183 thousand.

Income Tax Expense
Income tax expense was $4.2 million and $3.6 million, respectively, and the effective tax rate was 28.3% and 28.4%, respectively, for the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, income tax expense was $8.4 million and $6.7 million, respectively, and the effective tax rate was 28.4% and 28.4%, respectively.
Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities available-for-sale portfolio as of the dates indicated:

	June 30, 2026			December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$163,792	$156,197	$(7,595)	$135,728	$129,822	$(5,906)
Residential collateralized mortgage obligations	18,183	17,311	(872)	19,499	18,762	(737)
SBA loan pool securities	3,710	3,526	(184)	4,363	4,193	(170)
Municipal bonds	2,470	2,474	4	2,463	2,484	21
Corporate bonds	5,000	4,810	(190)	5,000	4,748	(252)
Total securities available-for-sale	$193,155	$184,318	$(8,837)	$167,053	$160,009	$(7,044)

The fair value of total investment securities available-for-sale were $184.3 million at June 30, 2026, an increase of $24.3 million, or 15.2%, from $160.0 million at December 31, 2025. The increase was primarily due to purchases of $41.0 million, partially offset by principal paydowns of $14.8 million, net premium amortization of $72 thousand, and a decrease in fair value of securities available-for-sale of $1.8 million.
As of June 30, 2026 and December 31, 2025, 96.1% and 95.5%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of June 30, 2026 and December 31, 2025.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of June 30, 2026 and December 31, 2025. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	June 30, 2026
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$43	1.36%	$1,077	1.50%	$26,943	1.27%	$135,729	4.57%	$163,792	4.00%
Residential collateralized mortgage obligations	19	1.65%	5,393	4.15%	—	—%	12,771	3.22%	18,183	3.49%
SBA loan pool securities	—	—%	454	3.54%	1,309	2.41%	1,947	3.02%	3,710	2.87%
Municipal bonds	—	—%	83	3.02%	1,927	3.52%	460	3.75%	2,470	3.55%
Corporate bonds	—	—%	—	—%	5,000	3.75%	—	—%	5,000	3.75%
Total securities available-for-sale	$62	1.45%	$7,007	3.69%	$35,179	1.79%	$150,907	4.43%	$193,155	3.92%

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
Loans held-for-sale were $2.9 million at June 30, 2026, a decrease of $9.1 million, or 75.7%, from $12.1 million at December 31, 2025. The decrease was primarily due to sales of $40.0 million and pay-offs and pay-downs of $258 thousand, partially offset by new funding of $30.0 million and a nonaccrual loan transferred from loans held-for-investment of $1.1 million.
Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$1,120,171	38.2%	$1,071,396	38.0%
Business property	697,627	23.8%	638,063	22.6%
Multifamily	208,797	7.1%	175,579	6.2%
Construction	11,121	0.4%	18,561	0.7%
Total commercial real estate	2,037,716	69.5%	1,903,599	67.5%
Commercial and industrial	494,944	16.9%	508,662	18.0%
Consumer:
Residential mortgage	393,414	13.4%	401,337	14.3%
Other consumer	5,945	0.2%	6,802	0.2%
Total consumer	399,359	13.6%	408,139	14.5%
Loans held-for-investment	2,932,019	100.0%	2,820,400	100.0%
Allowance for credit losses on loans	(34,738)		(33,381)
Net loans held-for-investment	$2,897,281		$2,787,019

ACL on loans to loans held-for-investment	1.18%		1.18%

Loans held-for-investment were $2.93 billion at June 30, 2026, an increase of $111.6 million, or 4.0%, from $2.82 billion at December 31, 2025. The increase was primarily due to new funding of term loans of $290.9 million, partially offset by pay-downs and pay-offs of term loans of $154.5 million, net decrease of lines of credit of $23.6 million, charge-offs of $94 thousand, and a nonaccrual loan transferred to loans held-for-sale of $1.1 million.

Commercial Real Estate Loans Concentration
The following table presents the property type composition of commercial real estate loans held-for-investment as of the dates indicated.

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Retail property	$452,265	22.2%	$394,800	20.6%
Industrial property	294,972	14.5%	285,383	15.0%
Mixed-use property	203,103	10.0%	204,722	10.8%
Apartments	188,895	9.3%	156,482	8.2%
Hotel and Motel	159,419	7.8%	152,321	8.0%
Office property	159,384	7.8%	150,662	7.9%
Gas Station	124,164	6.1%	122,681	6.4%
Other property types (1)	455,514	22.3%	436,548	23.1%
Total commercial real estate	$2,037,716	100.0%	$1,903,599	100.0%

(1)    Each of other property types represented less than 5% of total commercial real estate loans as of June 30, 2026 and December 31, 2025.
The following table presents the geographical composition of commercial real estate loans held-for-investment as of the dates indicated.

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
California
Los Angeles County	$1,212,161	59.5%	$1,160,738	61.0%
Orange County	179,267	8.8%	164,388	8.6%
Other Counties in California	196,009	9.6%	184,444	9.7%
Total California	1,587,437	77.9%	1,509,570	79.3%
New York and New Jersey	148,818	7.3%	140,303	7.4%
Texas	135,388	6.6%	118,960	6.2%
Washington	61,131	3.0%	60,563	3.2%
Other states	104,942	5.2%	74,203	3.9%
Total commercial real estate	$2,037,716	100.0%	$1,903,599	100.0%

The following table presents activities in ACL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
ACL on loans
Balance at beginning of period	$33,943	$31,942	$33,381	$30,628
Charge-offs	(19)	(120)	(95)	(473)
Recoveries	16	11	36	87
Provision for credit losses on loans	798	1,721	1,416	3,312
Balance at end of period	$34,738	$33,554	$34,738	$33,554
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,392	$1,197	$1,543	$1,190
Provision (reversal) for credit losses on off-balance sheet credit exposures	128	66	(23)	73
Balance at end of period	$1,520	$1,263	$1,520	$1,263

The increases for the three and six months ended June 30, 2026 were primarily due to an increase in loans held-for-investment.
Qualitative adjustment factors increased for the three and six months ended June 30, 2026 primarily due to updates to risk status ratings that reflected changes in credit quality across loan segments. More specifically, the increases in nonaccrual and classified loans within the commercial and industrial and business property loan segments were the primary contributors to the increase in the overall qualitative reserve.
Quantitatively measured expected credit loss reserve decreased for the six months ended June 30, 2026 primarily due to improvement in the forecasted national unemployment rate. The Company utilizes the year-over-year percentage change in real GDP and the national unemployment rate based on forward-looking year-end projections published by the Federal Open Market Committee (“FOMC”). Using these forecasted year-end rates as anchors, the Company extrapolates quarterly rates for application in its loss model, which determines probability of default (“PD”) and loss given default (“LGD”) rates.
The forecasted 2026 year-end national unemployment rate improved to 4.3% in the June 2026 FOMC meeting from 4.4% in both the March 2026 and December 2025 FOMC meetings. The forecasted 2026 year-end year-over-year percentage change in real GDP decreased to 2.2% in the June 2026 FOMC meeting from 2.4% in the March 2026 FOMC meeting and 2.3% in the December 2025 FOMC meeting. Although the FOMC’s most recent year-end GDP projection declined, changes in unemployment rate projections had a greater impact to the Company’s forecast models. As a result, lower PD and LGD rates were applied across most loan segments, leading to a lower overall expected loss measurement. Management believes that the projections used are reasonable and align with the Company’s expectations regarding the economic environment over the next four quarters.
Loans individually evaluated for impairment totaled $29.2 million and $53.2 million, respectively, and related reserve totaled $226 thousand and $206 thousand, respectively, at June 30, 2026 and December 31, 2025.

The following tables present net charge-offs (recoveries) as a percentage to the average loans held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$985,071	$—	—%	$896,130	$—	—%
Business property	817,345	(1)	(0.01)%	748,641	(1)	(0.01)%
Multifamily	185,701	—	—%	190,955	—	—%
Construction	16,080	—	—%	25,115	—	—%
Total commercial real estate	2,004,197	(1)	(0.01)%	1,860,841	(1)	(0.01)%
Commercial and industrial	470,617	1	0.01%	487,621	37	0.03%
Consumer:
Residential mortgage	392,942	—	—%	406,559	—	—%
Other consumer	6,188	3	0.19%	9,932	73	2.94%
Total consumer	399,130	3	0.01%	416,491	73	0.07%
Total	$2,873,944	$3	0.01%	$2,764,953	$109	0.02%

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$971,689	$—	—%	$920,091	$—	—%
Business property	796,986	(2)	(0.01)%	681,206	(2)	(0.01)%
Multifamily	178,793	—	—%	194,520	—	—%
Construction	17,386	—	—%	23,852	—	—%
Total commercial real estate	1,964,854	(2)	(0.01)%	1,819,669	(2)	(0.01)%
Commercial and industrial	483,604	58	0.02%	467,743	317	0.14%
Consumer:
Residential mortgage	394,719	—	—%	403,687	—	—%
Other consumer	6,257	3	0.10%	10,434	71	1.36%
Total consumer	400,976	3	0.01%	414,121	71	0.03%
Total	$2,849,434	$59	0.01%	$2,701,533	$386	0.03%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	June 30, 2026	December 31, 2025	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$1,331	$1,403	$(72)	(5.1)%
Business property	1,330	938	392	41.8%
Total commercial real estate	2,661	2,341	320	13.7%
Commercial and industrial	607	161	446	277.0%
Consumer:
Residential mortgage	5,446	5,403	43	0.8%
Other consumer	6	5	1	20.0%
Total consumer	5,452	5,408	44	0.8%
Total nonaccrual loans held-for-investment	8,720	7,910	810	10.2%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans held-for-investment	8,720	7,910	810	10.2%
Nonperforming loans held-for-sale	—	—	—	—%
Total nonperforming loans	8,720	7,910	810	10.2%
Other real estate owned	—	—	—	—%
Nonperforming assets	$8,720	$7,910	$810	10.2%

Nonaccrual loans held-for-investment to loans held-for-investment	0.30%	0.28%
Nonperforming assets to total assets	0.25%	0.24%
ACL on loans to nonaccrual loans held-for-investment	398.37%	422.01%

The increase in nonaccrual loans held-for-investment was primarily due to a loan placed on nonaccrual status of $2.6 million, partially offset by paydowns and a loan transferred to loans held-for-sale of $1.1 million, payoffs of $560 thousand and charge-offs of $95 thousand during the six months ended June 30, 2026.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $181 thousand and $365 thousand would have been recorded during the three and six months ended June 30, 2026, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	June 30, 2026	December 31, 2025	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$569,367	$555,645	$13,722	2.5%
Interest-bearing deposits:
Savings	4,901	6,077	(1,176)	(19.4)%
NOW	15,234	13,928	1,306	9.4%
Retail money market accounts	686,805	656,069	30,736	4.7%
Brokered money market accounts	1	1	—	—%
Retail time deposits of:
$250,000 or less	578,814	574,519	4,295	0.7%
More than $250,000	701,708	648,633	53,075	8.2%
Brokered time deposits of $250,000 or less	245,829	280,540	(34,711)	(12.4)%
Time deposits from California State Treasurer more than $250,000	120,000	60,000	60,000	100.0%
Total interest-bearing deposits	2,353,292	2,239,767	113,525	5.1%
Total deposits	$2,922,659	$2,795,412	$127,247	4.6%

Estimated total deposits not covered by deposit insurance	$1,363,432	$1,270,159	93,273	7.3%
Estimated time deposits not covered by deposit insurance	$590,784	$499,745	91,039	18.2%

The increase in retail time deposits was primarily due to new accounts of $209.4 million and renewals of the matured accounts of $694.0 million, partially offset by matured and closed accounts of $873.5 million.
As of June 30, 2026 and December 31, 2025, total deposits were comprised of 19.5% and 19.9%, respectively, of noninterest-bearing demand accounts, 24.2% and 24.2%, respectively, of savings, NOW and money market accounts, and 56.3% and 55.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $12.6 million and $8.9 million, respectively, at June 30, 2026 and December 31, 2025.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
June 30, 2026
Time deposits of $250,000 or less	$155,824	$318,001	$349,853	$965	$824,643
Time deposits of more than $250,000	326,465	193,901	300,657	685	821,708
Total	$482,289	$511,902	$650,510	$1,650	$1,646,351
Not covered by deposit insurance	$133,826	$231,667	$225,206	$85	$590,784
December 31, 2025
Time deposits of $250,000 or less	$243,468	$316,179	$293,888	$1,524	$855,059
Time deposits of more than $250,000	309,465	147,875	248,401	2,892	708,633
Total	$552,933	$464,054	$542,289	$4,416	$1,563,692
Not covered by deposit insurance	$233,697	$103,783	$159,928	$2,337	$499,745

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $400.5 million at June 30, 2026, an increase of $10.4 million, or 2.7%, from $390.0 million at December 31, 2025. The increase was primarily due to net income of $21.2 million and proceeds from stock option exercises of $313 thousand, partially offset by dividends declared on common stock of $6.3 million, repurchases of common stock of $3.8 million, preferred stock dividends of $173 thousand and an increase in accumulated other comprehensive loss of $1.3 million.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital adequacy requirements applicable to the Company and the Bank and the minimum capital requirements for the Bank to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
June 30, 2026
Common tier 1 capital (to risk-weighted assets)	11.41%	13.35%	4.5%	6.5%
Total capital (to risk-weighted assets)	14.98%	14.58%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	13.75%	13.35%	6.0%	8.0%
Tier 1 capital (to average assets)	11.89%	11.54%	4.0%	5.0%
December 31, 2025
Common tier 1 capital (to risk-weighted assets)	11.46%	13.49%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.13%	14.72%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	13.89%	13.49%	6.0%	8.0%
Tier 1 capital (to average assets)	11.89%	11.55%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios adequacy requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffers were 6.91% and 6.58%, respectively, as of June 30, 2026, and 6.96% and 6.72%, respectively, as of December 31, 2025.
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
The purchase option may not be exercised during the ECIP Period unless and until the Company meets at least one of the Threshold Conditions: (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in the Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria.
The earliest possible date by which a Threshold Condition may be met is June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company met all Threshold Conditions as of June 30, 2026:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,653	$11,632	$18,611
Discount	64,488	57,509	50,530

The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024 and the dividend rate decreased to 0.50% from the three months ended March 31, 2025. Dividends on the Series C Preferred Stock totaled $87 thousand and $87 thousand for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, dividends on the Series C Preferred Stock totaled $173 thousand and $127 thousand, respectively.
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
During the six months ended June 30, 2026, the Company repurchased and retired 150,439 shares of common stock at a weighted-average price of $25.23 per share. As of June 30, 2026, the Company was authorized to purchase 69,087 additional shares under the stock repurchase program. The stock repurchase program had been completed as of July 23, 2026.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	June 30, 2026	December 31, 2025	Amount Change	Percentage Change
Cash and cash equivalents	$265,197	$207,142	$58,055	28.0%
Cash and cash equivalents to total assets	7.6%	6.3%
Available borrowing capacity:
FHLB advances	$768,780	$840,607	(71,827)	(8.5)%
Federal Reserve Discount Window	971,399	1,050,634	(79,235)	(7.5)%
Overnight federal funds lines	55,000	65,000	(10,000)	(15.4)%
Total	$1,795,179	$1,956,241	$(161,062)	(8.2)%
Total available borrowing capacity to total assets	51.7%	59.6%

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

	June 30, 2026		December 31, 2025
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$6,444	$347,123	$12,663	$348,287
Unfunded loan commitments	—	4,880	—	7,132
Standby letters of credit	6,105	1,625	5,705	1,625
Commercial letters of credit	—	254	—	—
Total	$12,549	$353,882	$18,368	$357,044

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
June 30, 2026
Time deposits	$1,644,701	$1,549	$101	$—	$1,646,351
Other short-term borrowings	10,000	—	—	—	10,000
FHLB advances	80,000	—	—	—	80,000
Operating leases	3,394	6,173	5,532	6,275	21,374
Total	$1,738,095	$7,722	$5,633	$6,275	$1,757,725
December 31, 2025
Time deposits	$1,559,276	$4,293	$123	$—	$1,563,692
FHLB advances	34,000	—	—	—	34,000
Operating leases	3,562	6,277	5,708	7,585	23,132
Total	$1,596,838	$10,570	$5,831	$7,585	$1,620,824

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	June 30, 2026		December 31, 2025
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	8.1%	(4.3)%	8.7%	(3.8)%
+100	4.2%	(1.6)%	4.5%	(1.3)%
-100	(5.6)%	(2.1)%	(5.7)%	(2.7)%
-200	(10.7)%	(5.0)%	(10.8)%	(6.1)%
-300	(15.2)%	(8.8)%	(15.4)%	(10.4)%

On June 17, 2026, the FOMC maintained the Fed Funds Target Rate at 3.50% to 3.75%. This was the first policy statement release under Chairman Warsh. In the release, the Committee noted recent indicators suggest economic activity has been expanding at a solid pace despite elevated uncertainty. Productivity and capital investment are strong. Job gains have kept pace with the workforce, and unemployment rate has changed little. They added that inflation remains elevated to the Committee’s 2 percent goal and highlighted that the supply shocks have driven price increases in certain sectors. The Committee stressed that it will deliver price stability and dropped language signaling that its next move would be a rate cut.
As of June 30, 2026, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to decrease when interest rates decline, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
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
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2026 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies for legal claims of $214 thousand at June 30, 2026. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2026.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From April 1, 2026 to April 30, 2026	—	$—	—	210,521
From May 1, 2026 to May 31, 2026	70,215	$24.33	70,215	140,306
From June 1, 2026 to June 30, 2026	71,219	$26.59	71,219	69,087
Total	141,434	$25.47	141,434

During the six months ended June 30, 2026, the Company repurchased and retired 150,439 shares of common stock at a weighted-average price of $25.23 per share under a stock repurchase program first approved by the Board of Directors on August 2, 2023 authorizing the repurchase of up to 720,000 shares. On July 23, 2025, the Company announced that the term of the stock repurchase program would be extended to July 31, 2026. The stock repurchase program had been completed as of July 23, 2026.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended June 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

PCB Bancorp

Date:	August 6, 2026	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2026	/s/ Timothy Chang
Timothy Chang
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)