Form 10-Q
period 2026-09-30
PCB BANCORP
filed 2026-11-05
CIK 1423869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 30, 2026, the registrant had outstanding 14,056,981 shares of common stock.

PCB Bancorp and Subsidiary
Quarterly Report on Form 10-Q
September 30, 2026

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

Part I - Financial Information
Item 1 - Consolidated Financial Statements
PCB Bancorp and Subsidiary
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$24,120	$25,319
Interest-bearing deposits in other financial institutions	389,079	181,823
Total cash and cash equivalents	413,199	207,142
Securities available-for-sale, at fair value (amortized cost of $207,275 and $167,053 at September 30, 2026 and December 31, 2025, respectively)	190,185	160,009
Loans held-for-sale, at lower of cost or fair value	2,318	12,077
Loans held-for-investment, net of deferred fees and costs	2,844,856	2,820,400
Allowance for credit losses on loans	(34,087)	(33,381)
Net loans held-for-investment	2,810,769	2,787,019
Premises and equipment, net	7,021	8,194
Federal Home Loan Bank and other restricted stock, at cost	15,170	14,978
Bank-owned life insurance	33,638	32,796
Deferred tax assets, net	10,140	9,210
Servicing assets	5,644	5,627
Operating lease assets	15,941	17,158
Accrued interest receivable	10,951	10,669
Other assets	22,696	16,892
Total assets	$3,537,672	$3,281,771
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$579,783	$555,645
Savings, NOW and money market accounts	816,129	676,075
Time deposits of $250,000 or less	833,573	855,059
Time deposits of more than $250,000	847,108	708,633
Total deposits	3,076,593	2,795,412
Federal Home Loan Bank advances	—	34,000
Operating lease liabilities	17,820	18,996
Accrued interest payable and other liabilities	41,129	43,337
Total liabilities	3,135,542	2,891,745
Commitments and contingencies
Preferred stock, 10,000,000 shares authorized, no par value:
Series C, senior non-cumulative perpetual, $1,000 per share liquidation preference, 69,141 and 69,141 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	69,141	69,141
Common stock, 60,000,000 shares authorized, no par value; 14,056,981 and 14,230,428 shares issued and outstanding, respectively, and including 85,625 and 90,850 shares of unvested restricted stock, respectively, at September 30, 2026 and December 31, 2025	134,767	139,256
Retained earnings	210,245	186,485
Accumulated other comprehensive loss, net	(12,023)	(4,856)
Total shareholders’ equity	402,130	390,026
Total liabilities and shareholders’ equity	$3,537,672	$3,281,771

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Income (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$47,154	$46,193	$137,524	$134,697
Tax-exempt investment securities	22	22	66	65
Taxable investment securities	2,051	1,452	5,376	4,279
Other interest-earning assets	3,255	3,804	8,387	8,630
Total interest income	52,482	51,471	151,353	147,671
Interest expense:
Deposits	23,242	23,995	66,515	69,064
Borrowings	421	498	1,715	1,356
Total interest expense	23,663	24,493	68,230	70,420
Net interest income	28,819	26,978	83,123	77,251
Provision (reversal) for credit losses	(705)	(381)	688	3,004
Net interest income after provision (reversal) for credit losses	29,524	27,359	82,435	74,247
Noninterest income:
Service charges and fees on deposits	457	377	1,337	1,124
Loan servicing income	650	719	2,253	2,204
Bank-owned life insurance income	287	259	842	759
Gain on sale of loans	1,626	1,617	4,217	3,969
Other income	553	442	1,501	1,235
Total noninterest income	3,573	3,414	10,150	9,291
Noninterest expense:
Salaries and employee benefits	10,026	9,293	29,297	27,212
Occupancy and equipment	2,283	2,372	6,929	7,040
Professional fees	834	541	2,013	1,974
Marketing and business promotion	636	669	1,538	1,509
Data processing	359	333	1,038	983
Director fees and expenses	224	223	670	674
Regulatory assessments	386	373	1,115	1,075
Other expense	1,304	1,065	3,379	3,705
Total noninterest expense	16,052	14,869	45,979	44,172
Income before income taxes	17,045	15,904	46,606	39,366
Income tax expense	4,837	4,492	13,238	11,148
Net income	12,208	11,412	33,368	28,218
Preferred stock dividends	86	86	259	213
Net income available to common shareholders	$12,122	$11,326	$33,109	$28,005

Earnings per common share, basic	$0.86	$0.79	$2.34	$1.95
Earnings per common share, diluted	$0.85	$0.78	$2.32	$1.94

Weighted-average common shares outstanding, basic	13,972,293	14,201,054	14,073,270	14,228,524
Weighted-average common shares outstanding, diluted	14,095,095	14,325,956	14,193,697	14,354,284

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$12,208	$11,412	$33,368	$28,218
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(8,253)	1,573	(10,046)	5,589
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,359	(454)	2,879	(1,679)
Total other comprehensive income (loss), net of tax	(5,894)	1,119	(7,167)	3,910
Total comprehensive income	$6,314	$12,531	$26,201	$32,128

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2025	69,141	14,336,602	$69,141	$142,152	$171,735	$(6,528)	$376,500
Comprehensive income
Net income	—	—	—	—	11,412	—	11,412
Other comprehensive income, net of tax	—	—	—	—	—	1,119	1,119
Issuance of restricted stock	—	6,200	—	—	—	—	—
Forfeiture of restricted stock	—	(1,200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(300)	—	(7)	—	—	(7)
Repurchase of common stock	—	(106,463)	—	(2,242)	—	—	(2,242)
Share-based compensation expense	—	—	—	227	—	—	227
Stock options exercised	—	42,325	—	450	—	—	450
Preferred stock dividends	—	—	—	—	(86)	—	(86)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(2,872)	—	(2,872)
Balance at September 30, 2025	69,141	14,277,164	$69,141	$140,580	$180,189	$(5,409)	$384,501

Balance at July 1, 2026	69,141	14,102,189	$69,141	$136,237	$201,214	$(6,129)	$400,463
Comprehensive income (loss)
Net income	—	—	—	—	12,208	—	12,208
Other comprehensive loss, net of tax	—	—	—	—	—	(5,894)	(5,894)
Issuance of restricted stock	—	3,600	—	—	—	—	—
Forfeiture of restricted stock	—	(750)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(653)	—	(18)	—	—	(18)
Repurchase of common stock	—	(69,087)	—	(2,024)	—	—	(2,024)
Share-based compensation expense	—	—	—	231	—	—	231
Stock options exercised	—	21,682	—	341	—	—	341
Preferred stock dividends	—	—	—	—	(86)	—	(86)
Cash dividends declared on common stock ($0.22 per share)	—	—	—	—	(3,091)	—	(3,091)
Balance at September 30, 2026	69,141	14,056,981	$69,141	$134,767	$210,245	$(12,023)	$402,130

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity, Continued (Unaudited)
($ in thousands, except share and per share data)

	Nine Months Ended
	Shares Outstanding		Shareholders’ Equity
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2025	69,141	14,380,651	$69,141	$143,195	$160,797	$(9,319)	$363,814
Comprehensive income
Net income	—	—	—	—	28,218	—	28,218
Other comprehensive income, net of tax	—	—	—	—	—	3,910	3,910
Issuance of restricted stock	—	6,200	—	—	—	—	—
Forfeiture of restricted stock	—	(1,200)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(300)	—	(7)	—	—	(7)
Repurchase of common stock	—	(255,767)	—	(4,965)	—	—	(4,965)
Share-based compensation expense	—	—	—	689	—	—	689
Stock options exercised	—	147,580	—	1,668	—	—	1,668
Preferred stock dividends	—	—	—	—	(213)	—	(213)
Cash dividends declared on common stock ($0.60 per share)	—	—	—	—	(8,613)	—	(8,613)
Balance at September 30, 2025	69,141	14,277,164	$69,141	$140,580	$180,189	$(5,409)	$384,501

Balance at January 1, 2026	69,141	14,230,428	$69,141	$139,256	$186,485	$(4,856)	$390,026
Comprehensive income (loss)
Net income	—	—	—	—	33,368	—	33,368
Other comprehensive loss, net of tax	—	—	—	—	—	(7,167)	(7,167)
Issuance of restricted stock	—	3,600	—	—	—	—	—
Forfeiture of restricted stock	—	(750)	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(653)	—	(18)	—	—	(18)
Repurchase of common stock	—	(219,526)	—	(5,819)	—	—	(5,819)
Share-based compensation expense	—	—	—	694	—	—	694
Stock options exercised	—	43,882	—	654	—	—	654
Preferred stock dividends	—	—	—	—	(259)	—	(259)
Cash dividends declared on common stock ($0.66 per share)	—	—	—	—	(9,349)	—	(9,349)
Balance at September 30, 2026	69,141	14,056,981	$69,141	$134,767	$210,245	$(12,023)	$402,130

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$33,368	$28,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,530	1,677
Net amortization of premiums on securities	114	108
Net accretion of discounts on loans	(1,860)	(2,045)
Net accretion of deferred loan fees	(1,289)	(1,113)
Amortization of servicing assets	1,423	1,567
Provision for credit losses	688	3,004
Bank-owned life insurance income	(842)	(759)
Deferred tax expense (benefit)	1,949	(1,594)
Stock-based compensation	694	689
Gain on sale of loans	(4,217)	(3,969)
Originations of loans held-for-sale	(52,499)	(76,159)
Proceeds from sales of and principal collected on loans held-for-sale	66,517	76,692
Change in accrued interest receivable and other assets	(6,072)	1,491
Change in accrued interest payable and other liabilities	(2,100)	(4,144)
Net cash provided by operating activities	37,404	23,663
Cash flows from investing activities
Purchase of securities available-for-sale	(66,879)	(14,855)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	26,543	16,406
Proceeds from principal collected on loans held-for-sale previously classified as held-for-investment	1,055	—
Net change in loans held-for-investment	(23,903)	(122,040)
Purchase of Federal Home Loan Bank stock	(192)	(936)
Purchases of premises and equipment	(361)	(2,067)
Net cash used in investing activities	(63,737)	(123,492)
Cash flows from financing activities
Net change in deposits	281,181	297,711
Net change in short-term Federal Home Loan Bank advances and other borrowings	(34,000)	(15,000)
Proceeds from long-term Federal Home Loan Bank advances	50,000	—
Repayment of long-term Federal Home Loan Bank advances	(50,000)	—
Stock options exercised	654	1,668
Restricted stock surrendered due to employee tax liability	(18)	(7)
Repurchase of common stock	(5,819)	(4,965)
Cash dividends paid on preferred stock	(259)	(259)
Cash dividends paid on common stock	(9,349)	(8,613)
Net cash provided by financing activities	232,390	270,535
Net increase in cash and cash equivalents	206,057	170,706
Cash and cash equivalents at beginning of period	207,142	198,792
Cash and cash equivalents at end of period	$413,199	$369,498

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Consolidated Statements of Cash Flows, Continued (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$69,609	$64,957
Income taxes paid	15,186	19,133
Supplemental disclosures of non-cash investment activities:
Loans transferred to loans held-for-sale	$1,091	$—
Right of use assets obtained in exchange for lease obligations	875	2,223

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

PCB Bancorp and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies
Nature of Operations
PCB Bancorp is a bank holding company whose subsidiary is PCB Bank (the “Bank”), which is a single operating segment. As of September 30, 2026, the Bank operated nine full-service branches in Los Angeles and Orange counties, California, three full-service branches on the East Coast (Bayside, New York; and Englewood Cliffs and Palisades Park, New Jersey), two full-service branches in Texas (Carrollton and Dallas), and one full-service branch in Georgia (Suwanee). The Bank also has loan originators of primarily SBA loans based in the State of Washington. The Bank offers a broad range of loans, deposits, and other products and services predominantly to small and middle market businesses and individuals.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Principles of Consolidation
The consolidated financial statements include the accounts of PCB Bancorp and its wholly owned subsidiary as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025. Significant inter-company accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiary.
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

Adopted Accounting Pronouncements
During the nine months ended September 30, 2026, there were no significant accounting pronouncements applicable to the Company that were adopted or became effective.
Recent Accounting Pronouncements Not Yet Adopted
The following recently issued accounting pronouncement applicable to the Company has not yet been adopted:
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosure of income statement expenses for public business entities. This ASU requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. This ASU can be applied prospectively with an option for retrospective application and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” This ASU expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (“PCD”) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as purchased seasoned loans (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2027 and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
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

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$161,187	$—	$161,187
Residential collateralized mortgage obligations	—	16,410	—	16,410
SBA loan pool securities	—	3,090	—	3,090
Municipal bonds	—	2,311	—	2,311
Corporate bonds	—	7,187	—	7,187
Total securities available-for-sale	—	190,185	—	190,185
Total assets measured at fair value on a recurring basis	$—	$190,185	$—	$190,185
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$—	$129,822	$—	$129,822
Residential collateralized mortgage obligations	—	18,762	—	18,762
SBA loan pool securities	—	4,193	—	4,193
Municipal bonds	—	2,484	—	2,484
Corporate bonds	—	4,748	—	4,748
Total securities available-for-sale	—	160,009	—	160,009
Total assets measured at fair value on a recurring basis	$—	$160,009	$—	$160,009
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement Level
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2026
Loans individually evaluated:
Commercial property	$—	$—	$253	$253
Business property	—	—	700	700
Total loans individually evaluated	—	—	953	953
Total assets measured at fair value on a non-recurring basis	$—	$—	$953	$953
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—
December 31, 2025
Loans individually evaluated:
Business property	$—	$—	$507	$507
Total loans individually evaluated	—	—	507	507
Total assets measured at fair value on a non-recurring basis	$—	$—	$507	$507
Total liabilities measured at fair value on a non-recurring basis	$—	$—	$—	$—

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of the dates indicated:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Weighted-Average
September 30, 2026
Loans individually evaluated:
Commercial property	$253	Fair value of collateral	Selling cost	6%
Business property	700	Fair value of collateral	Selling cost	6%
December 31, 2025
Loans individually evaluated:
Business property	$507	Fair value of collateral	Selling Cost	6%

The following table presents gains (losses), including charge-offs, recoveries, and specific reserves recorded, for assets measured at fair value for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Loans individually evaluated:
Commercial property	$(93)	$—	$(93)	$—
Business property	(92)	(6)	(61)	(132)
Commercial and industrial	(51)	—	(51)	(37)
Net gains (losses) recognized	$(236)	$(6)	$(205)	$(169)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Value	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2026
Financial assets:
Interest-bearing deposits in other financial institutions	$389,079	$389,079	$389,079	$—	$—
Securities available-for-sale	190,185	190,185	—	190,185	—
Loans held-for-sale	2,318	2,504	—	2,504	—
Net loans held-for-investment	2,810,769	2,811,588	—	—	2,811,588
Federal Home Loan Bank (“FHLB”) and other restricted stock	15,170	N/A	N/A	N/A	N/A
Accrued interest receivable	10,951	10,951	543	786	9,622
Financial liabilities:
Deposits	$3,076,593	$3,081,963	$—	$—	$3,081,963
Accrued interest payable	23,849	23,849	—	—	23,849
December 31, 2025
Financial assets:
Interest-bearing deposits in other financial institutions	$181,823	$181,823	$181,823	$—	$—
Securities available-for-sale	160,009	160,009	—	160,009	—
Loans held-for-sale	12,077	12,815	—	12,815	—
Net loans held-for-investment	2,787,019	2,783,879	—	—	2,783,879
FHLB and other restricted stock	14,978	N/A	N/A	N/A	N/A
Accrued interest receivable	10,669	10,669	126	599	9,944
Financial liabilities:
Deposits	$2,795,412	$2,805,598	$—	$—	$2,805,598
FHLB advances	34,000	34,000	—	34,000	—
Accrued interest payable	25,228	25,228	—	4	25,224

Note 3 - Investment Securities
The following table presents the amortized cost and fair value of the securities available-for-sale as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$176,367	$1	$(15,181)	$161,187
Residential collateralized mortgage obligations	17,623	—	(1,213)	16,410
SBA loan pool securities	3,313	1	(224)	3,090
Municipal bonds	2,472	—	(161)	2,311
Corporate bonds	7,500	—	(313)	7,187
Total securities available-for-sale	$207,275	$2	$(17,092)	$190,185
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$135,728	$1,063	$(6,969)	$129,822
Residential collateralized mortgage obligations	19,499	65	(802)	18,762
SBA loan pool securities	4,363	1	(171)	4,193
Municipal bonds	2,463	22	(1)	2,484
Corporate bonds	5,000	—	(252)	4,748
Total securities available-for-sale	$167,053	$1,151	$(8,195)	$160,009

As of September 30, 2026 and December 31, 2025, pledged securities were $135.2 million and $75.7 million, respectively. These securities were pledged as collateral securing deposits from the California State Treasurer.
The Company elected to exclude accrued interest receivable from the amortized cost of its securities available-for-sale. Accrued interest receivable on securities available-for-sale totaled $786 thousand and $599 thousand at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, there were no holdings of securities available-for-sale of any one issuer, other than U.S. government agencies and U.S. government sponsored enterprise securities, in an amount greater than 10% of shareholders’ equity.
The following table presents the amortized cost and fair value of the securities available-for-sale by contractual maturity as of the date indicated. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2026
($ in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	84	82
Five to ten years	9,888	9,416
Greater than ten years	—	—
Residential mortgage-backed securities, residential collateralized mortgage obligations and SBA loan pool securities	197,303	180,687
Total	$207,275	$190,185

The Company had proceeds of $5.0 million from sales and calls of securities available-for-sale with no gains or losses for the three and nine months ended September 30, 2026. The Company had no proceeds from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2025.

The following table presents the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position for which an allowance for credit losses (“ACL”) was not recorded as of the dates indicated:

	Length of Time that Individual Securities Have Been In a Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or Longer			Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2026
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$108,823	$(5,317)	62	$52,340	$(9,864)	102	$161,163	$(15,181)	164
Residential collateralized mortgage obligations	2,907	(56)	2	13,503	(1,157)	36	16,410	(1,213)	38
SBA loan pool securities	—	—	—	3,050	(224)	14	3,050	(224)	14
Municipal bonds	2,311	(161)	7	—	—	—	2,311	(161)	7
Corporate bonds	7,187	(313)	1	—	—	—	7,187	(313)	1
Total securities available-for-sale	$121,228	$(5,847)	72	$68,893	$(11,245)	152	$190,121	$(17,092)	224
December 31, 2025
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$6,795	$(15)	3	$61,977	$(6,954)	111	$68,772	$(6,969)	114
Residential collateralized mortgage obligations	3,114	(7)	3	12,181	(795)	34	15,295	(802)	37
SBA loan pool securities	—	—	—	4,152	(171)	15	4,152	(171)	15
Municipal bonds	83	(1)	1	—	—	—	83	(1)	1
Corporate bonds	—	—	—	4,748	(252)	1	4,748	(252)	1
Total securities available-for-sale	$9,992	$(23)	7	$83,058	$(8,172)	161	$93,050	$(8,195)	168

As of September 30, 2026 and December 31, 2025, 95.2% and 95.5%, respectively, of the Company’s securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of September 30, 2026 and December 31, 2025.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2026 and December 31, 2025. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company recorded no ACL on securities available-for-sale.

Note 4 - Loans and Allowance for Credit Losses on Loans
Loans Held-For-Investment
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025
Commercial real estate:
Commercial property	$1,100,476	$1,071,396
Business property	650,596	638,063
Multifamily	213,592	175,579
Construction	11,142	18,561
Total commercial real estate	1,975,806	1,903,599
Commercial and industrial	449,325	508,662
Consumer:
Residential mortgage	414,487	401,337
Other consumer	5,238	6,802
Total consumer	419,725	408,139
Loans held-for-investment	2,844,856	2,820,400
Allowance for credit losses on loans	(34,087)	(33,381)
Net loans held-for-investment	$2,810,769	$2,787,019

In the ordinary course of business, the Company may grant loans to certain of its officers and directors, and the companies with which they are associated. As of September 30, 2026 and December 31, 2025, the Company had no such loans outstanding.
Allowance for Credit Losses on Loans
The following table presents a composition of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Provision (reversal) for credit losses on loans	$(651)	$(428)	$765	$2,884
Provision (reversal) for credit losses on off-balance sheet credit exposures	(54)	47	(77)	120
Total provision (reversal) for credit losses	$(705)	$(381)	$688	$3,004

The following tables present the activities in ACL on loans for the periods indicated:

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at July 1, 2026	$10,140	$5,227	$1,417	$73	$15,126	$2,700	$55	$34,738
Charge-offs	—	—	—	—	(35)	—	—	(35)
Recoveries	—	1	—	—	22	—	12	35
Provision (reversal) for credit losses on loans	2,339	(212)	(506)	(21)	(2,039)	(192)	(20)	(651)
Balance at September 30, 2026	$12,479	$5,016	$911	$52	$13,074	$2,508	$47	$34,087

Balance at July 1, 2025	$10,756	$5,206	$2,993	$79	$11,215	$3,264	$41	$33,554
Charge-offs	—	(307)	—	—	(147)	—	—	(454)
Recoveries	—	1	—	—	287	—	—	288
Provision (reversal) for credit losses on loans	(128)	460	(1,488)	80	883	(250)	15	(428)
Balance at September 30, 2025	$10,628	$5,360	$1,505	$159	$12,238	$3,014	$56	$32,960

($ in thousands)	Commercial Property	Business Property	Multifamily	Construction	Commercial and Industrial	Residential Mortgage	Other Consumer	Total
Balance at January 1, 2026	$9,348	$4,347	$1,282	$123	$15,357	$2,871	$53	$33,381
Charge-offs	—	—	—	—	(127)	—	(3)	(130)
Recoveries	—	3	—	—	56	—	12	71
Provision (reversal) for credit losses on loans	3,131	666	(371)	(71)	(2,212)	(363)	(15)	765
Balance at September 30, 2026	$12,479	$5,016	$911	$52	$13,074	$2,508	$47	$34,087

Balance at January 1, 2025	$12,923	$3,967	$2,371	$81	$8,713	$2,506	$67	$30,628
Charge-offs	—	(307)	—	—	(544)	—	(76)	(927)
Recoveries	—	3	—	—	367	—	5	375
Provision (reversal) for credit losses on loans	(2,295)	1,697	(866)	78	3,702	508	60	2,884
Balance at September 30, 2025	$10,628	$5,360	$1,505	$159	$12,238	$3,014	$56	$32,960

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

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of September 30, 2026 and gross write offs for the nine months ended September 30, 2026. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the Term Loans by Origination Year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2026	2025	2024	2023	2022	Prior			Total
September 30, 2026
Commercial Real Estate:
Commercial property
Pass	$189,031	$302,519	$146,694	$131,620	$187,301	$125,238	$3,104	$8,887	$1,094,394
Special mention	—	—	—	—	917	—	—	—	917
Substandard	—	—	—	109	3,661	1,395	—	—	5,165
Doubtful	—	—	—	—	—	—	—	—	—
Total	$189,031	$302,519	$146,694	$131,729	$191,879	$126,633	$3,104	$8,887	$1,100,476
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$112,194	$134,370	$86,889	$76,370	$70,802	$132,383	$8,277	$22,205	$643,490
Special mention	—	—	—	—	—	5,451	—	—	5,451
Substandard	—	—	—	—	814	841	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total	$112,194	$134,370	$86,889	$76,370	$71,616	$138,675	$8,277	$22,205	$650,596
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$40,532	$36,986	$30,089	$13,357	$37,456	$46,976	$—	$8,196	$213,592
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$40,532	$36,986	$30,089	$13,357	$37,456	$46,976	$—	$8,196	$213,592
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$—	$2,113	$—	$9,029	$—	$—	$—	$11,142
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$2,113	$—	$9,029	$—	$—	$—	$11,142
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2026	2025	2024	2023	2022	Prior			Total
September 30, 2026 (Continued)
Commercial and Industrial
Pass	$20,342	$23,046	$22,296	$23,800	$11,457	$7,621	$292,329	$46,979	$447,870
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	234	86	1,135	—	1,455
Doubtful	—	—	—	—	—	—	—	—	—
Total	$20,342	$23,046	$22,296	$23,800	$11,691	$7,707	$293,464	$46,979	$449,325
Year-to-date period gross write offs	$—	$—	$—	$35	$—	$92	$—	$—	$127
Consumer
Residential mortgage
Pass	$59,007	$55,868	$24,967	$40,872	$127,204	$101,214	$—	$—	$409,132
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,689	—	666	—	—	5,355
Doubtful	—	—	—	—	—	—	—	—	—
Total	$59,007	$55,868	$24,967	$45,561	$127,204	$101,880	$—	$—	$414,487
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$131	$—	$—	$1,022	$839	$31	$3,212	$—	$5,235
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	2	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total	$131	$—	$—	$1,023	$841	$31	$3,212	$—	$5,238
Year-to-date period gross write offs	$—	$—	$—	$—	$3	$—	$—	$—	$3
Total loans held-for-investment
Pass	$421,237	$552,789	$313,048	$287,041	$444,088	$413,463	$306,922	$86,267	$2,824,855
Special mention	—	—	—	—	917	5,451	—	—	6,368
Substandard	—	—	—	4,799	4,711	2,988	1,135	—	13,633
Doubtful	—	—	—	—	—	—	—	—	—
Total	$421,237	$552,789	$313,048	$291,840	$449,716	$421,902	$308,057	$86,267	$2,844,856
Year-to-date period gross write offs	$—	$—	$—	$35	$3	$92	$—	$—	$130

The following table presents the Company’s loans held-for-investment by loan segment, internal risk ratings and vintage year as of December 31, 2025. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from term loans by vintage year columns.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Commercial Real Estate:
Commercial property
Pass	$312,704	$176,824	$138,914	$203,311	$118,797	$96,119	$14,306	$7,563	$1,068,538
Special mention	—	—	—	923	—	—	—	—	923
Substandard	—	—	116	357	229	1,233	—	—	1,935
Doubtful	—	—	—	—	—	—	—	—	—
Total	$312,704	$176,824	$139,030	$204,591	$119,026	$97,352	$14,306	$7,563	$1,071,396
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Business property
Pass	$172,213	$89,840	$94,519	$77,382	$116,412	$71,607	$5,530	$3,640	$631,143
Special mention	—	—	—	—	5,512	—	—	—	5,512
Substandard	—	—	—	442	377	589	—	—	1,408
Doubtful	—	—	—	—	—	—	—	—	—
Total	$172,213	$89,840	$94,519	$77,824	$122,301	$72,196	$5,530	$3,640	$638,063
Year-to-date period gross write offs	$—	$—	$—	$307	$—	$—	$—	$—	$307
Multifamily
Pass	$38,551	$30,423	$13,793	$38,482	$37,071	$16,259	$1,000	$—	$175,579
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,551	$30,423	$13,793	$38,482	$37,071	$16,259	$1,000	$—	$175,579
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$—	$503	$—	$18,058	$—	$—	$—	$—	$18,561
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$503	$—	$18,058	$—	$—	$—	$—	$18,561
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term
($ in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025 (Continued)
Commercial and Industrial
Pass	$30,047	$35,290	$28,031	$15,873	$4,753	$6,413	$336,748	$51,099	$508,254
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	247	—	161	—	—	408
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,047	$35,290	$28,031	$16,120	$4,753	$6,574	$336,748	$51,099	$508,662
Year-to-date period gross write offs	$247	$202	$125	$—	$149	$196	$—	$—	$919
Consumer
Residential mortgage
Pass	$62,595	$29,032	$52,641	$137,472	$67,078	$47,116	$—	$—	$395,934
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,689	—	—	714	—	—	5,403
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,595	$29,032	$57,330	$137,472	$67,078	$47,830	$—	$—	$401,337
Year-to-date period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Pass	$262	$—	$1,788	$1,932	$429	$39	$2,347	$—	$6,797
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$262	$—	$1,788	$1,937	$429	$39	$2,347	$—	$6,802
Year-to-date period gross write offs	$—	$77	$1	$—	$4	$—	$—	$—	$82
Total loans held-for-investment
Pass	$616,372	$361,912	$329,686	$492,510	$344,540	$237,553	$359,931	$62,302	$2,804,806
Special mention	—	—	—	923	5,512	—	—	—	6,435
Substandard	—	—	4,805	1,051	606	2,697	—	—	9,159
Doubtful	—	—	—	—	—	—	—	—	—
Total	$616,372	$361,912	$334,491	$494,484	$350,658	$240,250	$359,931	$62,302	$2,820,400
Year-to-date period gross write offs	$247	$279	$126	$307	$153	$196	$—	$—	$1,308

Nonaccrual Loans
The following table presents the loans on nonaccrual status by loan segments as of the dates indicated:

($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with ACL	ACL on Nonaccrual Loans	Collateral Dependent Nonaccrual Loans	ACL on Collateral Dependent Nonaccrual Loans
September 30, 2026
Commercial real estate:
Commercial property	$4,642	$346	$93	$4,642	$93
Business property	1,598	896	196	1,598	196
Total commercial real estate	6,240	1,242	289	6,240	289
Commercial and industrial	652	51	51	652	51
Consumer:
Residential mortgage	5,355	—	—	5,355	—
Other consumer	3	3	—	—	—
Total consumer	5,358	3	—	5,355	—
Total	$12,250	$1,296	$340	$12,247	$340
December 31, 2025
Commercial real estate:
Commercial property	$1,403	$—	$—	$1,403	$—
Business property	938	642	134	938	134
Total commercial real estate	2,341	642	134	2,341	134
Commercial and industrial	161	71	72	161	72
Consumer:
Residential mortgage	5,403	—	—	5,403	—
Other consumer	5	5	—	—	—
Total consumer	5,408	5	—	5,403	—
Total	$7,910	$718	$206	$7,905	$206

There were no nonaccrual loans guaranteed by a U.S. government agency at September 30, 2026 and December 31, 2025.

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

($ in thousands)	Hotel / Motel	Restaurant	Healthcare	Retail	Warehouse	Single Family Residential	Other	Total
September 30, 2026
Commercial real estate:
Commercial property	$1,655	$—	$2,987	$—	$—	$—	$—	$4,642
Business property	—	875	—	404	291	—	28	1,598
Total commercial real estate	1,655	875	2,987	404	291	—	28	6,240
Commercial and industrial	6	—	—	—	—	595	51	652
Consumer:
Residential mortgage	—	—	—	—	—	5,355	—	5,355
Total consumer	—	—	—	—	—	5,355	—	5,355
Total	$1,661	$875	$2,987	$404	$291	$5,950	$79	$12,247
December 31, 2025
Commercial real estate:
Commercial property	$1,403	$—	$—	$—	$—	$—	$—	$1,403
Business property	—	377	—	529	—	—	32	938
Total commercial real estate	1,403	377	—	529	—	—	32	2,341
Commercial and industrial	8	—	—	—	—	82	71	161
Consumer:
Residential mortgage	—	—	—	—	—	5,403	—	5,403
Total consumer	—	—	—	—	—	5,403	—	5,403
Total	$1,411	$377	$—	$529	$—	$5,485	$103	$7,905

Past Due Loans
The following table presents the aging of past due in accruing loans and nonaccrual loans by loan segments as of the dates indicated:

	Still Accruing				Nonaccrual
($ in thousands)	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or More Days Past Due	Total	Total Loans Past Due
September 30, 2026
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$3,096	$503	$3,599	$3,599
Business property	62	—	—	62	—	404	407	811	873
Total commercial real estate	62	—	—	62	—	3,500	910	4,410	4,472
Commercial and industrial	68	48	—	116	51	—	582	633	749
Consumer:
Residential mortgage	474	—	—	474	—	324	5,031	5,355	5,829
Total consumer	474	—	—	474	—	324	5,031	5,355	5,829
Total	$604	$48	$—	$652	$51	$3,824	$6,523	$10,398	$11,050
December 31, 2025
Commercial real estate:
Commercial property	$—	$—	$—	$—	$—	$—	$524	$524	$524
Business property	140	—	—	140	86	178	230	494	634
Total commercial real estate	140	—	—	140	86	178	754	1,018	1,158
Commercial and industrial	21	5	—	26	—	—	78	78	104
Consumer:
Residential mortgage	674	—	—	674	2,269	273	2,862	5,404	6,078
Other consumer	108	7	—	115	—	—	—	—	115
Total consumer	782	7	—	789	2,269	273	2,862	5,404	6,193
Total	$943	$12	$—	$955	$2,355	$451	$3,694	$6,500	$7,455

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
As of September 30, 2026 and December 31, 2025, the Company did not have a significant amount of loan modifications made to borrowers experiencing financial difficulty. Such modifications were not material to the Company’s consolidated financial statements.
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

The Company had no loans that were transferred from loans held-for-sale to loans held-for investment during the three and nine months ended September 30, 2026 or 2025.
The Company had no purchases of loans held-for-investment during the three and nine months ended September 30, 2026 or 2025.
Loans Held-For-Sale
The following table presents a composition of loans held-for-sale as of the dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025
Commercial real estate:
Commercial property	$—	$3,750
Business property	1,540	2,734
Total commercial real estate	1,540	6,484
Commercial and industrial	778	5,593
Total	$2,318	$12,077

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

Note 5 - Servicing Assets
The Company sells SBA and certain residential mortgage loans with servicing retained. SBA loans are included in commercial real estate loans (“CRE SBA”) and commercial and industrial loans (“C&I SBA”). The Company sold loans of $23.0 million and $29.0 million, respectively, with the servicing rights retained and recognized a net gain on sale of $1.6 million and $1.6 million, respectively, during the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the Company sold loans of $62.0 million and $72.6 million, respectively, with the servicing rights retained and recognized a net gain on sale of $4.3 million and $4.0 million, respectively. Loan servicing income was $650 thousand and $719 thousand, respectively, for the three months ended September 30, 2026 and 2025, and $2.3 million and $2.2 million, respectively, for the nine months ended September 30, 2026 and 2025.
The following table presents the composition of servicing assets with key assumptions used to estimate the fair value as of the dates indicated:

	September 30, 2026				December 31, 2025
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Carrying amount	$29	$4,826	$789	$5,644	$34	$4,900	$693	$5,627
Fair value	$67	$8,971	$1,174	$10,212	$80	$8,906	$1,101	$10,087
Discount rate	7.85%	13.00%	13.00%		7.85%	12.75%	12.75%
Prepayment speed	11.88%	17.19%	16.59%		12.52%	16.67%	16.17%
Weighted-average remaining life	17.0 years	18.3 years	7.4 years		17.7 years	19.9 years	7.4 years
Underlying loans being serviced	$6,287	$419,185	$71,725	$497,197	$7,550	$425,876	$68,982	$502,408

The following tables present activity in servicing assets for the periods indicated:

	Three Months Ended September 30,
	2026				2025
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$30	$4,816	$809	$5,655	$36	$5,107	$613	$5,756
Additions	—	460	94	554	—	520	135	655
Amortization	(1)	(450)	(114)	(565)	—	(465)	(63)	(528)
Balance at end of period	$29	$4,826	$789	$5,644	$36	$5,162	$685	$5,883

	Nine Months Ended September 30,
	2026				2025
($ in thousands)	Residential Mortgage	CRE SBA	C&I SBA	Total	Residential Mortgage	CRE SBA	C&I SBA	Total
Balance at beginning of period	$34	$4,900	$693	$5,627	$42	$5,226	$569	$5,837
Additions	—	1,049	391	1,440	—	1,251	362	1,613
Amortization	(5)	(1,123)	(295)	(1,423)	(6)	(1,315)	(246)	(1,567)
Balance at end of period	$29	$4,826	$789	$5,644	$36	$5,162	$685	$5,883

Note 6 - Operating Leases
The following table presents operating lease cost and supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Operating lease cost (1)	$915	$960	$2,768	$2,833
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$906	$940	$2,745	$2,756
Right of use assets obtained in exchange for lease obligations	$790	$—	$875	$2,223
Right of use assets impairment (2)	$10	$10	$10	$238

(1)    Included in Occupancy and Equipment on the Consolidated Statements of Income (Unaudited).
(2)    Included in Other Expense on the Consolidated Statements of Income (Unaudited).
The Company used the incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The following table presents supplemental balance sheet information related to leases as of the dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025
Operating leases:
Operating lease assets	$15,941	$17,158
Operating lease liabilities	$17,820	$18,996
Weighted-average remaining lease term	6.4 years	7.1 years
Weighted-average discount rate	4.83%	4.78%

The following table presents maturities of operating lease liabilities as of the date indicated:

($ in thousands)	September 30, 2026
Maturities:
2026	$898
2027	3,394
2028	3,293
2029	3,123
2030	2,967
After 2030	7,698
Total lease payment	21,373
Imputed Interest	(3,553)
Present value of operating lease liabilities	$17,820

Note 7 - Federal Home Loan Bank Advances and Other Borrowings
The Company had no outstanding FHLB advances or other borrowings as of September 30, 2026. The following table presents details of outstanding borrowings as of the date indicated:

		Weighted-Average
($ in thousands)	Amount	Interest Rate	Remaining Term
December 31, 2025
FHLB advances
Overnight	$34,000	4.02%	1 day
Total FHLB advances	$34,000	4.02%	1 day

FHLB Advances
At September 30, 2026 and December 31, 2025, loans pledged to secure borrowings from the FHLB were $1.17 billion and $1.12 billion, respectively. The Company’s investment in capital stock of the FHLB of San Francisco totaled $15.0 million and $14.8 million at September 30, 2026 and December 31, 2025, respectively. The Company had additional borrowing capacity of $867.2 million and $840.6 million at September 30, 2026 and December 31, 2025, respectively.
Federal Reserve Discount Window
At September 30, 2026 and December 31, 2025, loans pledged to secure borrowings from the Federal Reserve Discount Window were $1.21 billion and $1.05 billion, respectively. The Company had additional borrowing capacity of $941.2 million and $841.6 million at September 30, 2026 and December 31, 2025, respectively.
Overnight Federal Funds Lines
The Company maintains overnight federal funds lines with correspondent financial institutions. The Company had available borrowing capacity of $65.0 million and $65.0 million at September 30, 2026 and December 31, 2025, respectively.
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
The earliest possible date by which a Threshold Condition may be met was June 30, 2026. However, the Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company met all Threshold Conditions as of September 30, 2026:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,268	$10,670	$17,072
Discount	64,873	58,471	52,069

The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024 and the dividend rate decreased to 0.50% from the three months ended March 31, 2025. Dividends on the Series C Preferred Stock totaled $86 thousand and $86 thousand for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, Dividends on the Series C Preferred Stock totaled $259 thousand and $213 thousand, respectively.
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
During the nine months ended September 30, 2026, the Company repurchased and retired 219,526 shares of common stock at a weighted-average price of $26.51 per share. This stock repurchase program had been completed as of July 23, 2026. On September 28, 2026, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to 700,000 shares of common stock through September 22, 2027. As of September 30, 2026, the Company is authorized to purchase 700,000 shares under this new stock repurchase program.

Note 9 - Share-Based Compensation
On May 25, 2023, the Company adopted the 2023 Equity Based Compensation Plan (“2023 EBC Plan”) approved by its shareholders to replace the 2013 Equity Based Stock Compensation Plan. The 2023 EBC Plan provides 700,000 shares of common stock for share-based compensation awards including incentive and non-qualified stock options, and restricted stock awards. As of September 30, 2026, there were 370,250 shares available for future grants.
Share-Based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Share-based compensation expense related to:
Stock options	$70	$69	$204	$206
Restricted stock awards	161	158	490	483
Total share-based compensation expense	$231	$227	$694	$689
Related tax benefits	$61	$60	$185	$182

The following table presents unrecognized share-based compensation expense as of the date indicated:

	September 30, 2026
($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Unrecognized share-based compensation expense related to:
Stock options	$74	2.6 years
Restricted stock awards	1,223	2.2 years
Total unrecognized share-based compensation expense	$1,297	2.2 years

Stock Options
The following tables represent stock option activity for the periods indicated:

	Three Months Ended September 30, 2026
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	352,480	$16.21	5.40 years	$4,285
Exercised	(21,682)	$15.76	2.32 years
Outstanding at end of period	330,798	$16.24	5.33 years	$3,684
Exercisable at end of period	236,479	$16.24	4.62 years	$2,634

	Nine Months Ended September 30, 2026
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term	Aggregated Intrinsic Value
Outstanding at beginning of period	369,680	$15.98	5.73 years	$2,097
Granted	5,000	$24.33	10.00 years
Exercised	(43,882)	$14.91	2.88 years
Outstanding at end of period	330,798	$16.24	5.33 years	$3,684
Exercisable at end of period	236,479	$16.24	4.62 years	$2,634

The following table represents information regarding unvested stock options for the periods indicated:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	97,319	$16.38	98,319	$16.16
Granted	—	$—	5,000	$24.33
Vested	(3,000)	$20.28	(9,000)	$19.74
Outstanding at end of period	94,319	$16.26	94,319	$16.26

Restricted Stock Awards
The following table represents restricted stock award activity for the periods indicated:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of period	85,850	$20.43	90,850	$20.52
Granted	3,600	$27.64	3,600	$27.64
Vested	(3,075)	$19.62	(8,075)	$21.07
Forfeited	(750)	$20.29	(750)	$20.29
Outstanding at end of period	85,625	$20.77	85,625	$20.77

Note 10 - Income Taxes
Income tax expense was $4.8 million and $4.5 million, respectively, and the effective tax rate was 28.4% and 28.2%, respectively, for the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, income tax expense was $13.2 million and $11.1 million, respectively, and the effective tax rate was 28.4% and 28.3%, respectively.
The Company and its subsidiaries are subject to U.S. federal and various state jurisdictions income tax examinations. As of September 30, 2026, the Company is no longer subject to examination by taxing authorities for tax years before 2023 for federal taxes and before 2022 for various state jurisdictions. The statute of limitations vary by state, and state taxes other than California have been minimal and immaterial to the Company’s financial results.

Note 11 - Earnings Per Share
The following table presents the computations of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2026	2025	2026	2025
Basic earnings per share:
Net income available to common shareholders	$12,122	$11,326	$33,109	$28,005
Less: income allocated to unvested restricted stock	(74)	(91)	(200)	(223)
Net income allocated to common stock	$12,048	$11,235	$32,909	$27,782
Weighted-average total common shares outstanding	14,057,617	14,315,708	14,158,961	14,342,828
Less: weighted-average unvested restricted stock	(85,324)	(114,654)	(85,691)	(114,304)
Weighted-average common shares outstanding, basic	13,972,293	14,201,054	14,073,270	14,228,524
Basic earnings per share	$0.86	$0.79	$2.34	$1.95
Diluted earnings per share:
Net income allocated to common stock	$12,048	$11,235	$32,909	$27,782
Weighted-average common shares outstanding, basic	13,972,293	14,201,054	14,073,270	14,228,524
Diluted effect of stock options	122,802	124,902	120,427	125,760
Weighted-average common shares outstanding, diluted	14,095,095	14,325,956	14,193,697	14,354,284
Diluted earnings per share	$0.85	$0.78	$2.32	$1.94

There were 5,000 and 35,000 stock options excluded in computing diluted EPS because they were anti-dilutive for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, there were 5,000 and 55,000 stock options excluded in computing diluted EPS because they were anti-dilutive, respectively.

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
The following table presents outstanding financial commitments whose contractual amount represents credit risk as of the dates indicated:

	September 30, 2026		December 31, 2025
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$8,631	$384,999	$12,663	$348,287
Unfunded loan commitments	—	5,250	—	7,132
Standby letters of credit	6,925	8,175	5,705	1,625
Commercial letters of credit	—	633	—	—
Total	$15,556	$399,057	$18,368	$357,044

Unfunded loan commitments are generally made for periods of 90 days or less, except for SBA loans that are generally made for periods of 180 days or less.
The Company applies an expected credit loss estimation methodology applied to each respective loan segment for determining the ACL on off-balance sheet credit exposures. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data. As of September 30, 2026 and December 31, 2025, the Company maintained an ACL on off-balance sheet credit exposures of $1.5 million and $1.5 million in Accrued Interest Payable and Other Liabilities in the Consolidated Balance Sheets, respectively.
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

Note 13 - Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under the final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, the Company and Bank must hold a capital conservation buffer of 2.50% above the minimum adequately capitalized risk-based capital ratios to avoid restrictions on dividends, stock repurchase, discretionary bonuses and other payments. Management believes as of September 30, 2026 and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject. The Company and the Bank’s capital conservation buffers were 7.48% and 7.20%, respectively, as of September 30, 2026, and 6.96% and 6.72%, respectively, as of December 31, 2025. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital. The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital Adequacy Requirement		To Be Well Capitalized Under Prompt Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$344,224	11.98%	$129,267	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	448,919	15.63%	229,807	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	413,365	14.39%	172,356	6.0%	N/A	N/A
Tier 1 capital (to average assets)	413,365	11.77%	140,494	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$400,857	13.96%	$129,218	4.5%	$186,648	6.5%
Total capital (to risk-weighted assets)	436,412	15.20%	229,720	8.0%	287,151	10.0%
Tier 1 capital (to risk-weighted assets)	400,857	13.96%	172,290	6.0%	229,720	8.0%
Tier 1 capital (to average assets)	400,857	11.42%	140,450	4.0%	175,562	5.0%
December 31, 2025
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	$325,048	11.46%	$127,663	4.5%	N/A	N/A
Total capital (to risk-weighted assets)	429,113	15.13%	226,956	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	394,189	13.89%	170,217	6.0%	N/A	N/A
Tier 1 capital (to average assets)	394,189	11.89%	132,582	4.0%	N/A	N/A
PCB Bank
Common tier 1 capital (to risk-weighted assets)	$382,620	13.49%	$127,616	4.5%	$184,334	6.5%
Total capital (to risk-weighted assets)	417,545	14.72%	226,873	8.0%	283,591	10.0%
Tier 1 capital (to risk-weighted assets)	382,620	13.49%	170,154	6.0%	226,873	8.0%
Tier 1 capital (to average assets)	382,620	11.55%	132,540	4.0%	165,675	5.0%

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
Note 14 - Revenue Recognition
The following table presents revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Noninterest income in-scope of Topic 606
Service charges and fees on deposits:
Monthly service fees	$29	$31	$88	$90
Account analysis fees	276	217	796	660
Non-sufficient funds charges	129	102	380	297
Other deposit related fees	23	27	73	77
Total service charges and fees on deposits	457	377	1,337	1,124
Debit card fees	127	100	338	303
Wire transfer fees	195	180	545	506
Other service charges	82	78	223	190
Total	$861	$735	$2,443	$2,123

Note 15 - Segment Information
The following table presents financial measures the Chief Operating Decision Maker reviews to allocate resources to the Bank as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue
Interest income	$52,482	$51,471	$151,353	$147,671
Interest expense	23,663	24,493	68,230	70,420
Net interest income	28,819	26,978	83,123	77,251
Gain on sale of loans	1,626	1,617	4,217	3,969
Other income	1,947	1,797	5,933	5,322
Total revenue, net of interest expense	32,392	30,392	93,273	86,542
Expenses
Provision for credit losses	(705)	(381)	688	3,004
Salaries and employee benefits	10,026	9,293	29,297	27,212
Premises expense	1,784	1,807	5,399	5,363
Depreciation expense	499	565	1,530	1,677
Other expense	3,743	3,204	9,753	9,920
Total expense	15,347	14,488	46,667	47,176
Income before income taxes	17,045	15,904	46,606	39,366
Income taxes	4,837	4,492	13,238	11,148
Net income	$12,208	$11,412	$33,368	$28,218

Earnings per share, diluted	$0.85	$0.78	$2.32	$1.94
Return on average assets	1.38%	1.35%	1.31%	1.17%
Return on average shareholders’ equity	12.03%	11.92%	11.18%	10.10%
Net interest margin	3.35%	3.28%	3.35%	3.29%
Loans held-for-investment growth percentage	(3.0)%	(1.5)%	0.9%	4.7%
Total deposits growth percentage	5.3%	3.2%	10.1%	11.4%
Tier 1 leverage ratio (consolidated)	11.77%	11.57%	11.77%	11.57%
ACL on loans to loans held-for-investment	1.20%	1.20%	1.20%	1.20%

Note 16 - Subsequent Events
Dividend Declared on Common Stock
On October 28, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per common share. The dividend will be paid on or about November 20, 2026, to shareholders of record as of the close of business on November 13, 2026.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2026. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and with the unaudited consolidated financial statements and notes (unaudited) thereto set forth in this Quarterly Report on Form 10-Q.
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
Within the various economic scenarios considered as of September 30, 2026, the quantitative estimate of the ACL would increase by approximately $20.2 million under sole consideration of a more adverse downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled ACL estimate to macroeconomic forecast data, but does not necessarily reflect the nature and extent of future changes in the ACL for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Average total shareholders’ equity	$402,661	$379,834	$398,931	$373,439
Less: average preferred stock	69,141	69,141	69,141	69,141
Average tangible common equity	$333,520	$310,693	$329,790	$304,298
Net income	$12,208	$11,412	$33,368	$28,218
Return on average shareholders’ equity (1)	12.03%	11.92%	11.18%	10.10%
Net income available to common shareholders	$12,122	$11,326	$33,109	$28,005
Return on average tangible common equity (1)	14.42%	14.46%	13.42%	12.30%

(1)    Annualized.

($ in thousands, except per share data)	September 30, 2026	December 31, 2025	September 30, 2025
Total shareholders’ equity	$402,130	$390,026	$384,501
Less: preferred stock	69,141	69,141	69,141
Tangible common equity	$332,989	$320,885	$315,360
Outstanding common shares	14,056,981	14,230,428	14,277,164
Book value per common share	$28.61	$27.41	$26.93
Tangible common equity per common share	$23.69	$22.55	$22.09
Total assets	$3,537,672	$3,281,771	$3,363,506
Total shareholders’ equity to total assets	11.37%	11.88%	11.43%
Tangible common equity to total assets	9.41%	9.78%	9.38%

Selected Financial Data
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Selected balance sheet data:
Cash and cash equivalents	$413,199	$369,498	$413,199	$369,498
Securities available-for-sale	190,185	150,279	190,185	150,279
Loans held-for-sale	2,318	9,634	2,318	9,634
Loans held-for-investment	2,844,856	2,752,514	2,844,856	2,752,514
ACL on loans	(34,087)	(32,960)	(34,087)	(32,960)
Total assets	3,537,672	3,363,506	3,537,672	3,363,506
Total deposits	3,076,593	2,913,502	3,076,593	2,913,502
Shareholders’ equity	402,130	384,501	402,130	384,501
Selected income statement data:
Interest income	$52,482	$51,471	$151,353	$147,671
Interest expense	23,663	24,493	68,230	70,420
Net interest income	28,819	26,978	83,123	77,251
Provision for credit losses	(705)	(381)	688	3,004
Noninterest income	3,573	3,414	10,150	9,291
Noninterest expense	16,052	14,869	45,979	44,172
Income before income taxes	17,045	15,904	46,606	39,366
Income tax expense	4,837	4,492	13,238	11,148
Net income	12,208	11,412	33,368	28,218
Preferred stock dividends	86	86	259	213
Net income available to common shareholders	12,122	11,326	33,109	28,005
Per share data:
Earnings per common share, basic	$0.86	$0.79	$2.34	$1.95
Earnings per common share, diluted	0.85	0.78	2.32	1.94
Book value per common share (1)	28.61	26.93	28.61	26.93
Tangible common equity per common share (9)	23.69	22.09	23.69	22.09
Cash dividends declared per common share	0.22	0.20	0.66	0.60
Outstanding share data:
Number of common shares outstanding	14,056,981	14,277,164	14,056,981	14,277,164
Weighted-average common shares outstanding, basic	13,972,293	14,201,054	14,073,270	14,228,524
Weighted-average common shares outstanding, diluted	14,095,095	14,325,956	14,193,697	14,354,284
Selected performance ratios:
Return on average assets (2)	1.38%	1.35%	1.31%	1.17%
Return on average shareholders’ equity (2)	12.03%	11.92%	11.18%	10.10%
Return on average tangible common equity (2), (9)	14.42%	14.46%	13.42%	12.30%
Dividend payout ratio (3)	25.58%	25.32%	28.21%	30.77%
Efficiency ratio (4)	49.56%	48.92%	49.30%	51.04%
Yield on average interest-earning assets (2)	6.11%	6.26%	6.09%	6.30%
Cost of average interest-bearing liabilities (2)	3.77%	4.10%	3.79%	4.17%
Net interest spread (2)	2.34%	2.16%	2.30%	2.13%
Net interest margin (2), (5)	3.35%	3.28%	3.35%	3.29%
Total loans to total deposits ratio (6)	92.54%	94.81%	92.54%	94.81%

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Asset quality:
Loans 30 to 89 days past due and still accruing	$652	$1,548	$652	$1,548
Nonaccrual loans held-for-investment	12,250	8,158	12,250	8,158
Nonperforming loans held-for-investment (7)	12,250	8,158	12,250	8,158
Nonperforming assets (8)	12,250	8,158	12,250	8,158
Net charge-offs	—	166	59	552
Loans 30 to 89 days past due and still accruing to loans held-for-investment	0.02%	0.06%	0.02%	0.06%
Nonperforming loans held-for-investment to loans held-for-investment	0.43%	0.30%	0.43%	0.30%
Nonperforming loans held-for-investment to ACL on loans	35.94%	24.75%	35.94%	24.75%
Nonperforming assets to total assets	0.35%	0.24%	0.35%	0.24%
ACL on loans to loans held-for-investment	1.20%	1.20%	1.20%	1.20%
ACL on loans to nonperforming loans held-for-investment	278.26%	404.02%	278.26%	404.02%
Net charge-offs to average loans held-for-investment (2)	—%	0.02%	0.01%	0.03%
Capital ratios:
Shareholders’ equity to total assets	11.37%	11.43%	11.37%	11.43%
Tangible common equity to total assets (9)	9.41%	9.38%	9.41%	9.38%
Average shareholders’ equity to average total assets	11.50%	11.32%	11.69%	11.57%
PCB Bancorp
Common tier 1 capital (to risk-weighted assets)	11.98%	11.52%	11.98%	11.52%
Total capital (to risk-weighted assets)	15.63%	15.24%	15.63%	15.24%
Tier 1 capital (to risk-weighted assets)	14.39%	14.00%	14.39%	14.00%
Tier 1 capital (to average assets)	11.77%	11.57%	11.77%	11.57%
PCB Bank
Common tier 1 capital (to risk-weighted assets)	13.96%	13.61%	13.96%	13.61%
Total capital (to risk-weighted assets)	15.20%	14.85%	15.20%	14.85%
Tier 1 capital (to risk-weighted assets)	13.96%	13.61%	13.96%	13.61%
Tier 1 capital (to average assets)	11.42%	11.25%	11.42%	11.25%

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

Executive Summary
Q3 2026 Financial Highlights
•Net income available for common shareholders was $12.1 million for the three months ended September 30, 2026, an increase of $0.8 million, or 7.0%, from $11.3 million for the three months ended September 30, 2025;
▪Recorded a reversal for credit losses of $705 thousand for the three months ended September 30, 2026 compared with $381 thousand for the three months ended September 30, 2025;
▪ACL on loans to loans held-for-investment ratio was 1.20% at September 30, 2026 compared with 1.18% at December 31, 2025;
•Net interest income was $28.8 million for the three months ended September 30, 2026 compared with $27.0 million for the three months ended September 30, 2025. Net interest margin was 3.35% for the three months ended September 30, 2026 compared with 3.28% for the three months ended September 30, 2025;
•Gain on sale of loans was $1.6 million for the three months ended September 30, 2026 compared with $1.6 million for the three months ended September 30, 2025;
•Total assets were $3.54 billion at September 30, 2026, an increase of $255.9 million, or 7.8%, from $3.28 billion at December 31, 2025;
•Loans held-for-investment were $2.84 billion at September 30, 2026, an increase of $24.5 million, or 0.9%, from $2.82 billion at December 31, 2025; and
•Total deposits were $3.08 billion at September 30, 2026, an increase of $281.2 million, or 10.1%, from $2.80 billion at December 31, 2025.
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

The following tables present interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,902,481	$47,154	6.45%	$2,784,148	$46,193	6.58%
Mortgage backed securities	164,122	1,754	4.24%	120,226	1,167	3.85%
Collateralized mortgage obligation	17,019	158	3.68%	19,957	197	3.92%
SBA loan pool securities	3,356	25	2.96%	4,686	41	3.47%
Municipal bonds - tax exempt (2)	2,446	22	3.57%	2,411	22	3.62%
Corporate bonds	8,369	114	5.40%	4,804	47	3.88%
Interest-bearing deposits in other financial institutions	296,247	2,798	3.75%	312,659	3,484	4.42%
FHLB and other bank stock	15,170	457	11.95%	14,978	320	8.48%
Total interest-earning assets	3,409,210	52,482	6.11%	3,263,869	51,471	6.26%
Noninterest-earning assets:
Cash and due from banks	24,291			23,539
Allowance for credit losses on loans	(34,732)			(33,548)
Other assets	104,124			100,728
Total noninterest earning assets	93,683			90,719
Total assets	$3,502,893			$3,354,588
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$774,135	6,865	3.52%	$612,527	5,698	3.69%
Savings	4,904	3	0.24%	5,519	3	0.22%
Time deposits	1,666,591	16,374	3.90%	1,708,124	18,294	4.25%
Borrowings	42,000	421	3.98%	43,109	498	4.58%
Total interest-bearing liabilities	2,487,630	23,663	3.77%	2,369,279	24,493	4.10%
Noninterest-bearing liabilities:
Demand deposits	554,348			541,243
Other liabilities	58,254			64,232
Total noninterest-bearing liabilities	612,602			605,475
Total liabilities	3,100,232			2,974,754
Shareholders’ equity	402,661			379,834
Total liabilities and shareholders’ equity	$3,502,893			$3,354,588
Net interest income		$28,819			$26,978
Net interest spread (3)			2.34%			2.16%
Net interest margin (4)			3.35%			3.28%
Cost of deposits			3.07%			3.32%
Cost of funds (5)			3.09%			3.34%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $579 thousand and $433 thousand, respectively, and net accretion of discount on loans of $759 thousand and $563 thousand, respectively, are included in the interest income for the three months ended September 30, 2026 and 2025.
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
(6)    Annualized.

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/ Cost (6)	Average Balance	Interest	Yield/ Cost (6)
Interest-earning assets:
Total loans (1)	$2,876,614	$137,524	6.39%	$2,738,957	$134,697	6.58%
Mortgage backed securities	148,525	4,593	4.13%	117,040	3,387	3.87%
Collateralized mortgage obligation	17,720	490	3.70%	20,530	610	3.97%
SBA loan pool securities	3,701	85	3.07%	5,322	141	3.54%
Municipal bonds - tax exempt (2)	2,469	66	3.57%	2,405	65	3.61%
Corporate bonds	5,987	208	4.64%	4,617	141	4.08%
Interest-bearing deposits in other financial institutions	250,944	6,980	3.72%	231,781	7,701	4.44%
FHLB and other bank stock	15,096	1,407	12.46%	14,615	929	8.50%
Total interest-earning assets	3,321,056	151,353	6.09%	3,135,267	147,671	6.30%
Noninterest-earning assets:
Cash and due from banks	23,676			23,817
Allowance for credit losses on loans	(34,014)			(32,063)
Other assets	100,853			100,101
Total noninterest earning assets	90,515			91,855
Total assets	$3,411,571			$3,227,122
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$712,343	18,480	3.47%	$543,570	14,767	3.63%
Savings	5,085	9	0.24%	5,488	10	0.24%
Time deposits	1,633,481	48,026	3.93%	1,669,484	54,287	4.35%
Borrowings	58,073	1,715	3.95%	39,586	1,356	4.58%
Total interest-bearing liabilities	2,408,982	68,230	3.79%	2,258,128	70,420	4.17%
Noninterest-bearing liabilities:
Demand deposits	544,436			530,558
Other liabilities	59,222			64,997
Total noninterest-bearing liabilities	603,658			595,555
Total liabilities	3,012,640			2,853,683
Shareholders’ equity	398,931			373,439
Total liabilities and shareholders’ equity	$3,411,571			$3,227,122
Net interest income		$83,123			$77,251
Net interest spread (3)			2.30%			2.13%
Net interest margin (4)			3.35%			3.29%
Cost of deposits			3.07%			3.36%
Cost of funds (5)			3.09%			3.38%

(1)    Average balance includes both loans held-for-sale and loans held-for-investment, as well as nonaccrual loans. Net amortization of deferred loan fees of $1.3 million and $1.1 million, respectively, and net accretion of discount on loans of $1.9 million and $2.0 million, respectively, are included in the interest income for the nine months ended September 30, 2026 and 2025.
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

	Three Months Ended September 30, 2026 vs. 2025			Nine Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans	$1,963	$(1,002)	$961	$6,770	$(3,943)	$2,827
Investment securities	419	180	599	825	273	1,098
Other interest-earning assets	(188)	(361)	(549)	688	(931)	(243)
Total interest income	2,194	(1,183)	1,011	8,283	(4,601)	3,682
Interest incurred on:
Savings, NOW, and money market deposits	1,485	(318)	1,167	4,531	(819)	3,712
Time deposits	(445)	(1,475)	(1,920)	(1,171)	(5,090)	(6,261)
Borrowings	(13)	(64)	(77)	633	(274)	359
Total interest expense	1,027	(1,857)	(830)	3,993	(6,183)	(2,190)
Change in net interest income	$1,167	$674	$1,841	$4,290	$1,582	$5,872

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table presents the components of net interest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Interest and dividend income:
Loans, including fees	$47,154	$46,193	$961	2.1%
Investment securities	2,073	1,474	599	40.6%
Other interest-earning assets	3,255	3,804	(549)	(14.4)%
Total interest income	52,482	51,471	1,011	2.0%
Interest expense:
Deposits	23,242	23,995	(753)	(3.1)%
Borrowings	421	498	(77)	(15.5)%
Total interest expense	23,663	24,493	(830)	(3.4)%
Net interest income	$28,819	$26,978	$1,841	6.8%

Net interest income increased primarily due to a 4.5% increase in average balance of interest-earning assets and a 33 basis point decrease in average cost, partially offset by a 5.0% increase in average balance of interest-bearing liabilities and a 15 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 4.3% increase in average balance, partially offset by a 13 basis point decrease in average yield. The decrease in average yield was primarily due to a decrease in market rates, partially offset by increases in net accretion of discount on loans and net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 28.4% increase in average balance and a 36 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the three months ended September 30, 2026 and 2025, the average yield on total investment securities was 4.21% and 3.85%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 46 basis point decrease in average yield and a 5.0% decrease in average balance. The decrease in interest rate on cash held at the Federal Reserve Bank was offset by an increase in dividends received on FHLB stock. For the three months ended September 30, 2026 and 2025, the average yield on total other interest-earning assets was 4.15% and 4.61%, respectively.

Interest expense on deposits decreased primarily due to a 32 basis point decrease in average cost of interest-bearing deposits, partially offset by a 5.1% increase in average balance of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the three months ended September 30, 2026 and 2025, average cost on total interest-bearing deposits was 3.77% and 4.09%, respectively, and average cost on total deposits were 3.07% and 3.32%, respectively.
Interest expense on other borrowings decreased primarily due to a 2.6% decrease in average balance and a 60 basis point decrease in average cost.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table presents the components of net interest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Interest and dividend income:
Loans, including fees	$137,524	$134,697	$2,827	2.1%
Investment securities	5,442	4,344	1,098	25.3%
Other interest-earning assets	8,387	8,630	(243)	(2.8)%
Total interest income	151,353	147,671	3,682	2.5%
Interest expense:
Deposits	66,515	69,064	(2,549)	(3.7)%
Borrowings	1,715	1,356	359	26.5%
Total interest expense	68,230	70,420	(2,190)	(3.1)%
Net interest income	$83,123	$77,251	$5,872	7.6%

Net interest income increased primarily due to a 5.9% increase in average balance of interest-earning assets and a 38 basis point decrease in average cost, partially offset by a 6.7% increase in average balance of interest-bearing liabilities and a 21 basis point decrease in average yield.
Interest and fees on loans increased primarily due to a 5.0% increase in average balance, partially offset by a 19 basis point decrease in average yield. The decrease in average yield was primarily due to decreases in market rates and net accretion of discount on loans, partially offset by an increase in net amortization of deferred loan fees.
Interest on investment securities increased primarily due to a 19.0% increase in average balance and a 21 basis point increase in average yield. The increase in average yield was primarily due to a higher yield on newly purchased investment securities. For the nine months ended September 30, 2026 and 2025, the average yield on total investment securities was 4.08% and 3.87%, respectively.
Interest income on other interest-earning assets decreased primarily due to a 47 basis point decrease in average yield, partially offset by an 8.0% increase in average balance. The decrease in interest rate on cash held at the Federal Reserve Bank was offset by an increase in dividends received on FHLB stock. For the nine months ended September 30, 2026 and 2025, the average yield on total other interest-earning assets was 4.21% and 4.68%, respectively.
Interest expense on deposits decreased primarily due to a 38 basis point decrease in average cost of interest-bearing deposits, partially offset by a 6.0% increase in average balance of interest-bearing deposits. The decrease in average cost was primarily due to a decrease in market rates. For the nine months ended September 30, 2026 and 2025, average cost on total interest-bearing deposits was 3.78% and 4.16%, respectively, and average cost on total deposits were 3.07% and 3.36%, respectively.
Interest expense on other borrowings increased primarily due to a 46.7% increase in average balance, partially offset by a 63 basis point decrease in average cost.

Provision for Credit Losses
The following tables present a composition of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Reversal for credit losses on loans	$(651)	$(428)	$(223)	52.1%
Provision (reversal) for credit losses on off-balance sheet credit exposures	(54)	47	(101)	NM
Total reversal for credit losses	$(705)	$(381)	$(324)	85.0%

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Provision for credit losses on loans	$765	$2,884	$(2,119)	(73.5)%
Provision (reversal) for credit losses on off-balance sheet credit exposures	(77)	120	(197)	NM
Total provision for credit losses	$688	$3,004	$(2,316)	(77.1)%

Reversal for credit losses for the three months ended September 30, 2026 was primarily due to a decrease in loans held-for-investment, partially offset by an increase in nonaccrual loans held-for-investment. Provision for credit losses for the nine months ended September 30, 2026 was primarily due to an increase in loans held-for-investment, as well as the increase in nonaccrual loans held-for-investment. See further discussion in “Loans Held-For-Investment and Allowance for Credit Losses.”

Noninterest Income
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Service charges and fees on deposits	$457	$377	$80	21.2%
Loan servicing income	650	719	(69)	(9.6)%
Bank-owned life insurance income	287	259	28	10.8%
Gain on sale of loans	1,626	1,617	9	0.6%
Other income	553	442	111	25.1%
Total noninterest income	$3,573	$3,414	$159	4.7%

Loan servicing income decreased primarily due to an increase in servicing asset amortization and a decrease in servicing fee income. Servicing asset amortization was $565 thousand and $528 thousand, respectively, for the three months ended September 30, 2026 and 2025.
Gain on sale of loans increased primarily due to an increase in level of premium on SBA loans in the secondary market, partially offset by a decrease in sale volume. The Company sold SBA loans of $23.0 million with a gain of $1.6 million during the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company sold SBA loans of $29.0 million with a gain of $1.6 million.
Other income primarily included wire transfer fees of $195 thousand and $180 thousand, respectively, and debit card interchange fees of $127 thousand and $100 thousand, respectively, for the three months ended September 30, 2026 and 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table presents the components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Service charges and fees on deposits	$1,337	$1,124	$213	19.0%
Loan servicing income	2,253	2,204	49	2.2%
Bank-owned life insurance income	842	759	83	10.9%
Gain on sale of loans	4,217	3,969	248	6.2%
Other income	1,501	1,235	266	21.5%
Total noninterest income	$10,150	$9,291	$859	9.2%

Loan servicing income increased primarily due to a decrease in servicing asset amortization, partially offset by a decrease in servicing fee income. Servicing asset amortization was $1.4 million and $1.6 million, respectively, for the nine months ended September 30, 2026 and 2025.
Gain on sale of loans increased primarily due to an increase in level of premium on SBA loans in the secondary market, partially offset by a decrease in sale volume. The Company sold SBA loans of $62.0 million with a gain of $4.3 million and a certain commercial property loan of $1.1 million with a loss of $37 thousand during the nine months ended September 30, 2026. The sold commercial property loan was transferred to loans held-for-sale from loans held-for-investment during the three months ended March 31, 2026. During the nine months ended September 30, 2025, the Company sold SBA loans of $72.6 million with a gain of $4.0 million.
Other income primarily included wire transfer fees of $545 thousand and $506 thousand, respectively, and debit card interchange fees of $338 thousand and $303 thousand, respectively, for the nine months ended September 30, 2026 and 2025.

Noninterest Expense
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Salaries and employee benefits	$10,026	$9,293	$733	7.9%
Occupancy and equipment	2,283	2,372	(89)	(3.8)%
Professional fees	834	541	293	54.2%
Marketing and business promotion	636	669	(33)	(4.9)%
Data processing	359	333	26	7.8%
Director fees and expenses	224	223	1	0.4%
Regulatory assessments	386	373	13	3.5%
Other expenses	1,304	1,065	239	22.4%
Total noninterest expense	$16,052	$14,869	$1,183	8.0%

Salaries and employee benefits increased primarily due to increases in wages, incentives tied to sales of SBA loans, vacation accrual and group insurance, partially offset by an increase in direct loan origination cost, which offsets and defers the recognition of salaries and benefits expense. The number of full-time equivalent employees was 276 at September 30, 2026 compared to 270 at September 30, 2025.
Professional fees increased primarily due to increases in legal fees related to a legal settlement during the three months ended September 30, 2026 and internal audit fees.
Other expenses increased primarily due to an increase in legal settlements related expenses, partially offset by a decrease in office operating expense. Other expenses included $146 thousand and $140 thousand in loan related expenses, $411 thousand and $467 thousand in office operating expense, and $200 thousand and $191 thousand in armed guard expense for the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table presents the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Amount Change	Percentage Change
($ in thousands)	2026	2025
Salaries and employee benefits	$29,297	$27,212	$2,085	7.7%
Occupancy and equipment	6,929	7,040	(111)	(1.6)%
Professional fees	2,013	1,974	39	2.0%
Marketing and business promotion	1,538	1,509	29	1.9%
Data processing	1,038	983	55	5.6%
Director fees and expenses	670	674	(4)	(0.6)%
Regulatory assessments	1,115	1,075	40	3.7%
Other expenses	3,379	3,705	(326)	(8.8)%
Total noninterest expense	$45,979	$44,172	$1,807	4.1%

Salaries and employee benefits increased primarily due to increases in wages, incentives tied to sales of SBA loans, vacation accrual and group insurance, partially offset by an increase in direct loan origination cost, which offsets and defers the recognition of salaries and benefits expense. . The number of full-time equivalent employees was 276 at September 30, 2026 compared to 270 at September 30, 2025.
Professional fees increased primarily due to increases in legal fees and internal audit during the nine months ended September 30, 2026, partially offset by additional professional fees incurred related to evaluating the accounting for a preferred stock purchase option during the nine months ended September 30, 2025.
Other expenses decreased primarily due to impairments on operating lease assets of $238 thousand for sublease contracts and a decrease in office operating expense, partially offset by an increase in legal settlement related expenses. Other expenses included $375 thousand and $364 thousand in loan related expenses, $1.3 million and $1.6 million in office operating expense, and $585 thousand and $553 thousand in armed guard expense for the nine months ended September 30, 2026 and 2025, respectively.
Income Tax Expense
Income tax expense was $4.8 million and $4.5 million, respectively, and the effective tax rate was 28.4% and 28.2%, respectively, for the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, income tax expense was $13.2 million and $11.1 million, respectively, and the effective tax rate was 28.4% and 28.3%, respectively.

Financial Condition
Investment Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on current and projected liquidity and interest rate sensitivity positions.
The following table presents the amortized cost and fair value of the investment securities available-for-sale portfolio as of the dates indicated:

	September 30, 2026			December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$176,367	$161,187	$(15,180)	$135,728	$129,822	$(5,906)
Residential collateralized mortgage obligations	17,623	16,410	(1,213)	19,499	18,762	(737)
SBA loan pool securities	3,313	3,090	(223)	4,363	4,193	(170)
Municipal bonds	2,472	2,311	(161)	2,463	2,484	21
Corporate bonds	7,500	7,187	(313)	5,000	4,748	(252)
Total securities available-for-sale	$207,275	$190,185	$(17,090)	$167,053	$160,009	$(7,044)

The fair value of total investment securities available-for-sale were $190.2 million at September 30, 2026, an increase of $30.2 million, or 18.9%, from $160.0 million at December 31, 2025. The increase was primarily due to purchases of $66.9 million, partially offset by principal paydowns of $26.5 million, net premium amortization of $114 thousand, and a decrease in fair value of securities available-for-sale of $10.0 million.
As of September 30, 2026 and December 31, 2025, 95.2% and 95.5%, respectively, of the Company's securities available-for-sale at amortized cost basis were issued by U.S. government agency and U.S. GSEs. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company determined that these securities with unrealized losses did not warrant an ACL as of September 30, 2026 and December 31, 2025.
Municipal and corporate bonds had an investment grade rating upon purchase. The issuers of these securities have not established any cause for default on these securities and various rating agencies have reaffirmed their long-term investment grade status as of September 30, 2026 and December 31, 2025. These securities have fluctuated in value since their purchase dates as market interest rates fluctuated. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of its amortized cost basis. The Company therefore determined that the investment securities with unrealized losses did not warrant an ACL as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company recorded no ACL on securities available-for-sale.

The following table presents the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of the date indicated:

	September 30, 2026
	Within One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise securities:
Residential mortgage-backed securities	$63	1.35%	$1,446	1.72%	$27,084	1.26%	$147,774	4.66%	$176,367	4.11%
Residential collateralized mortgage obligations	11	1.48%	5,348	4.20%	—	—%	12,264	3.21%	17,623	3.51%
SBA loan pool securities	—	—%	297	3.49%	1,664	2.30%	1,352	3.30%	3,313	2.82%
Municipal bonds	—	—%	84	2.99%	2,388	3.57%	—	—%	2,472	3.55%
Corporate bonds	—	—%	—	—%	7,500	6.50%	—	—%	7,500	6.50%
Total securities available-for-sale	$74	1.37%	$7,175	3.66%	$38,636	2.46%	$161,390	4.54%	$207,275	4.12%

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
Loans held-for-sale were $2.3 million at September 30, 2026, a decrease of $9.8 million, or 80.8%, from $12.1 million at December 31, 2025. The decrease was primarily due to sales of $63.0 million and pay-offs and pay-downs of $310 thousand, partially offset by new funding of $52.5 million and a nonaccrual loan transferred from loans held-for-investment of $1.1 million.
Loans Held-For-Investment and Allowance for Credit Losses
The following table presents the composition of the Company’s loans held-for-investment as of the dates indicated:

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Commercial real estate:
Commercial property	$1,100,476	38.6%	$1,071,396	38.0%
Business property	650,596	22.9%	638,063	22.6%
Multifamily	213,592	7.5%	175,579	6.2%
Construction	11,142	0.4%	18,561	0.7%
Total commercial real estate	1,975,806	69.4%	1,903,599	67.5%
Commercial and industrial	449,325	15.8%	508,662	18.0%
Consumer:
Residential mortgage	414,487	14.6%	401,337	14.3%
Other consumer	5,238	0.2%	6,802	0.2%
Total consumer	419,725	14.8%	408,139	14.5%
Loans held-for-investment	2,844,856	100.0%	2,820,400	100.0%
Allowance for credit losses on loans	(34,087)		(33,381)
Net loans held-for-investment	$2,810,769		$2,787,019

ACL on loans to loans held-for-investment	1.20%		1.18%

Loans held-for-investment were $2.84 billion at September 30, 2026, an increase of $24.5 million, or 0.9%, from $2.82 billion at December 31, 2025. The increase was primarily due to new funding of term loans of $416.5 million, partially offset by pay-downs and pay-offs of term loans of $329.6 million, net decrease of lines of credit of $61.2 million, charge-offs of $130 thousand, and a nonaccrual loan transferred to loans held-for-sale of $1.1 million.

Commercial Real Estate Loans Concentration
The following table presents the property type composition of commercial real estate loans held-for-investment as of the dates indicated:

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
Retail property	$446,040	22.7%	$394,800	20.6%
Industrial property	295,719	15.0%	285,383	15.0%
Mixed-use property	204,316	10.3%	204,722	10.8%
Apartments	192,754	9.8%	156,482	8.2%
Hotel and Motel	159,611	8.1%	152,321	8.0%
Office property	135,851	6.9%	150,662	7.9%
Gas Station	111,524	5.6%	122,681	6.4%
Other property types (1)	429,991	21.6%	436,548	23.1%
Total commercial real estate	$1,975,806	100.0%	$1,903,599	100.0%

(1)    Each of other property types represented less than 5% of total commercial real estate loans as of September 30, 2026 and December 31, 2025.
The following table presents the geographical composition of commercial real estate loans held-for-investment as of the dates indicated:

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	Percentage to Total	Amount	Percentage to Total
California
Los Angeles County	$1,180,271	59.7%	$1,160,738	61.0%
Orange County	173,697	8.8%	164,388	8.6%
Other Counties in California	154,457	7.8%	184,444	9.7%
Total California	1,508,425	76.3%	1,509,570	79.3%
New York and New Jersey	154,659	7.8%	140,303	7.4%
Texas	137,679	7.0%	118,960	6.2%
Washington	64,706	3.3%	60,563	3.2%
Other states	110,337	5.6%	74,203	3.9%
Total commercial real estate	$1,975,806	100.0%	$1,903,599	100.0%

The following table presents activities in ACL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
ACL on loans
Balance at beginning of period	$34,738	$33,554	$33,381	$30,628
Charge-offs	(35)	(454)	(130)	(927)
Recoveries	35	288	71	375
Provision for credit losses on loans	(651)	(428)	765	2,884
Balance at end of period	$34,087	$32,960	$34,087	$32,960
ACL on off-balance sheet credit exposures
Balance at beginning of period	$1,520	$1,263	$1,543	$1,190
Provision (reversal) for credit losses on off-balance sheet credit exposures	(54)	47	(77)	120
Balance at end of period	$1,466	$1,310	$1,466	$1,310

The decrease for the three months ended September 30, 2026 was primarily due to a decrease in loans held-for-investment, partially offset by an increase in nonaccrual loans held-for-investment. The increase for the nine months ended September 30, 2026 was primarily due to an increase in loans held-for-investment, as well as the increase in nonaccrual loans held-for-investment.
Qualitative adjustment factors increased for the three and nine months ended September 30, 2026 primarily due to updates to risk status ratings that reflected changes in credit quality across loan segments. More specifically, the increases in nonaccrual and classified loans within the commercial property and business property loan segments were the primary contributors to the increase in the overall qualitative reserve.
Quantitatively measured expected credit loss reserve decreased for the nine months ended September 30, 2026 primarily due to improvement in the forecasted national unemployment rate. The Company utilizes the year-over-year percentage change in real GDP and the national unemployment rate based on forward-looking year-end projections published by the Federal Open Market Committee (“FOMC”). Using these forecasted year-end rates as anchors, the Company extrapolates quarterly rates for application in its loss model, which determines probability of default (“PD”) and loss given default (“LGD”) rates. The forecasted 2026 year-end national unemployment rate improved to 4.1% in the September 2026 FOMC meeting from 4.3% and 4.4% in the June 2026 and December 2025 FOMC meetings, respectively. The forecasted 2026 year-end year-over-year percentage change in real GDP increased to 2.3% in the September 2026 FOMC meeting from 2.2% in the June 2026 FOMC meeting, but maintained at 2.3% in the December 2025 FOMC meeting. As a result, lower PD and LGD rates were applied across most loan segments, leading to a lower overall expected loss measurement. Management believes that the projections used are reasonable and align with the Company’s expectations regarding the economic environment over the next four quarters.
Loans individually evaluated for impairment totaled $29.2 million and $53.2 million, respectively, and related reserve totaled $446 thousand and $226 thousand, respectively, at September 30, 2026 and December 31, 2025.

The following tables present net charge-offs (recoveries) as a percentage to the average loans held-for-investment balances in each of the loan segments for the periods indicated:

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$975,580	$—	—%	$927,979	$—	—%
Business property	825,719	(1)	(0.01)%	763,592	306	0.15%
Multifamily	192,675	—	—%	166,206	—	—%
Construction	11,130	—	—%	27,636	—	—%
Total commercial real estate	2,005,104	(1)	(0.01)%	1,885,413	306	0.05%
Commercial and industrial	477,150	13	0.01%	471,871	(140)	(0.12)%
Consumer:
Residential mortgage	403,254	—	—%	402,225	—	—%
Other consumer	5,568	(12)	(0.86)%	8,668	—	—%
Total consumer	408,822	(12)	(0.01)%	410,893	—	—%
Total	$2,891,076	$—	—%	$2,768,177	$166	0.02%

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Net Charge-Offs (Recoveries)	Percentage	Average Balance	Net Charge-Offs (Recoveries)	Percentage
Commercial real estate:
Commercial property	$973,001	$—	—%	$922,750	$—	—%
Business property	806,669	(3)	(0.01)%	708,970	304	0.06%
Multifamily	183,471	—	—%	184,978	—	—%
Construction	15,278	—	—%	25,127	—	—%
Total commercial real estate	1,978,419	(3)	(0.01)%	1,841,825	304	0.02%
Commercial and industrial	481,429	71	0.02%	469,134	177	0.05%
Consumer:
Residential mortgage	397,595	—	—%	403,195	—	—%
Other consumer	6,025	(9)	(0.20)%	9,839	71	0.96%
Total consumer	403,620	(9)	(0.01)%	413,034	71	0.02%
Total	$2,863,468	$59	0.01%	$2,723,993	$552	0.03%

Nonperforming Loans and Nonperforming Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025	Amount Change	Percentage Change
Nonaccrual loans held-for-investment
Commercial real estate:
Commercial property	$4,642	$1,403	$3,239	230.9%
Business property	1,598	938	660	70.4%
Total commercial real estate	6,240	2,341	3,899	166.6%
Commercial and industrial	652	161	491	305.0%
Consumer:
Residential mortgage	5,355	5,403	(48)	(0.9)%
Other consumer	3	5	(2)	(40.0)%
Total consumer	5,358	5,408	(50)	(0.9)%
Total nonaccrual loans held-for-investment	12,250	7,910	4,340	54.9%
Loans past due 90 days or more still on accrual	—	—	—	—%
Nonperforming loans held-for-investment	12,250	7,910	4,340	54.9%
Nonperforming loans held-for-sale	—	—	—	—%
Total nonperforming loans	12,250	7,910	4,340	54.9%
Other real estate owned	—	—	—	—%
Nonperforming assets	$12,250	$7,910	$4,340	54.9%

Nonaccrual loans held-for-investment to loans held-for-investment	0.43%	0.28%
Nonperforming assets to total assets	0.35%	0.24%
ACL on loans to nonaccrual loans held-for-investment	278.26%	422.01%

The increase in nonaccrual loans held-for-investment was primarily due to a loan placed on nonaccrual status of $6.3 million, partially offset by paydowns and a loan transferred to loans held-for-sale of $1.1 million, payoffs of $703 thousand and charge-offs of $130 thousand during the nine months ended September 30, 2026.
Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. Additional income of approximately $241 thousand and $604 thousand would have been recorded during the three and nine months ended September 30, 2026, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

Deposits
The Bank gathers deposits primarily through its branch locations. The Bank offers a variety of deposit products including demand deposits accounts, NOW and money market accounts, savings accounts and time deposits. The following table presents a summary of the Company’s deposits as of the dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025	Amount Change	Percentage Change
Noninterest-bearing demand deposits	$579,783	$555,645	$24,138	4.3%
Interest-bearing deposits:
Savings, NOW and money market accounts
Retail	816,128	676,074	140,054	20.7%
Wholesale - brokered	1	1	—	—%
Time deposits of $250,000 or less
Retail	587,744	574,519	13,225	2.3%
Wholesale - brokered	245,829	280,540	(34,711)	(12.4)%
Time deposits of more than $250,000
Retail	727,108	648,633	78,475	12.1%
Wholesale - California State Treasurer	120,000	60,000	60,000	100.0%
Total interest-bearing deposits	2,496,810	2,239,767	257,043	11.5%
Total deposits	$3,076,593	$2,795,412	$281,181	10.1%

Total retail deposits	$2,710,763	$2,454,871	$255,892	10.4%
Total wholesale deposits	$365,830	$340,541	$25,289	7.4%

Estimated total deposits not covered by deposit insurance	$1,527,426	$1,270,159	$257,267	20.3%
Estimated time deposits not covered by deposit insurance	$617,430	$499,745	$117,685	23.5%

The increase in retail time deposits was primarily due to new accounts of $325.0 million and renewals of the matured accounts of $997.8 million, partially offset by matured and closed accounts of $1.28 billion.
As of September 30, 2026 and December 31, 2025, total deposits were comprised of 18.8% and 19.9%, respectively, of noninterest-bearing demand accounts, 26.5% and 24.2%, respectively, of savings, NOW and money market accounts, and 54.7% and 55.9%, respectively, of time deposits.
Deposits from certain officers, directors and their related interests with which they are associated held by the Company were $16.4 million and $8.9 million, respectively, at September 30, 2026 and December 31, 2025.
The following table presents the maturity of time deposits as of the dates indicated:

($ in thousands)	Three Months or Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
September 30, 2026
Time deposits of $250,000 or less	$328,732	$224,586	$278,994	$1,261	$833,573
Time deposits of more than $250,000	339,908	299,460	207,055	685	847,108
Total	$668,640	$524,046	$486,049	$1,946	$1,680,681
Not covered by deposit insurance	$260,880	$215,909	$140,016	$625	$617,430
December 31, 2025
Time deposits of $250,000 or less	$243,468	$316,179	$293,888	$1,524	$855,059
Time deposits of more than $250,000	309,465	147,875	248,401	2,892	708,633
Total	$552,933	$464,054	$542,289	$4,416	$1,563,692
Not covered by deposit insurance	$233,697	$103,783	$159,928	$2,337	$499,745

Shareholders’ Equity and Regulatory Capital
Capital Resources
Shareholders’ equity is influenced primarily by earnings, dividends paid on common stock and preferred stock, sales and redemptions of common stock and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on securities available-for-sale.
Shareholders’ equity was $402.1 million at September 30, 2026, an increase of $12.1 million, or 3.1%, from $390.0 million at December 31, 2025. The increase was primarily due to net income of $33.4 million, proceeds from stock option exercises of $654 thousand and share-based compensation expense of $694 thousand, partially offset by dividends declared on common stock of $9.3 million, repurchases of common stock of $5.8 million, preferred stock dividends of $259 thousand, and an increase in accumulated other comprehensive loss of $7.2 million.
Regulatory Capital Requirements
The following table presents a summary of the minimum capital adequacy requirements applicable to the Company and the Bank and the minimum capital requirements for the Bank to be considered “well-capitalized” from a regulatory perspective as of the dates indicated:

	PCB Bancorp	PCB Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
September 30, 2026
Common tier 1 capital (to risk-weighted assets)	11.98%	13.96%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.63%	15.20%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	14.39%	13.96%	6.0%	8.0%
Tier 1 capital (to average assets)	11.77%	11.42%	4.0%	5.0%
December 31, 2025
Common tier 1 capital (to risk-weighted assets)	11.46%	13.49%	4.5%	6.5%
Total capital (to risk-weighted assets)	15.13%	14.72%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)	13.89%	13.49%	6.0%	8.0%
Tier 1 capital (to average assets)	11.89%	11.55%	4.0%	5.0%

To avoid restrictions on dividends, share repurchases and discretionary compensation payments to executives, the federal banking agencies require a banking organization to maintain a capital conservation buffer of 2.50% in common tier 1 capital, in addition to the minimum capital ratios adequacy requirements. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 capital (to risk-weighted assets) ratio to 8.5% and the minimum total capital ratio (to risk-weighted assets) to 10.5% for banking organizations seeking to avoid the limitations on dividends, share repurchases and discretionary compensation payments to executives. The Company’s and the Bank’s capital conservation buffers were 7.48% and 7.20%, respectively, as of September 30, 2026, and 6.96% and 6.72%, respectively, as of December 31, 2025.

Emergency Capital Investment Program
On May 24, 2022, the Company issued 69,141 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share for the capital investment of $69.1 million from the U.S. Treasury under the ECIP. The ECIP investment qualifies as tier 1 capital for the purposes of the bank regulatory capital requirements.
The following table presents the estimated purchase price based on the formula set forth in the Option Agreement as if the Company met all Threshold Conditions as of September 30, 2026:

	Dividend Rate at the Reset Date Immediately Preceding the Purchase Date
($ in thousands)	0.50%	1.25%	2.00%
Purchase price	$4,268	$10,670	$17,072
Discount	64,873	58,471	52,069

The Company began paying quarterly dividends on the Series C Preferred Stock at 2% beginning in the three months ended June 30, 2024 and the dividend rate decreased to 0.50% from the three months ended March 31, 2025. Dividends on the Series C Preferred Stock totaled $86 thousand and $86 thousand for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, dividends on the Series C Preferred Stock totaled $259 thousand and $213 thousand, respectively.
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
During the nine months ended September 30, 2026, the Company repurchased and retired 219,526 shares of common stock at a weighted-average price of $26.51 per share. This stock repurchase program had been completed as of July 23, 2026. On September 28, 2026, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to 700,000 shares of common stock through September 22, 2027. As of September 30, 2026, the Company is authorized to purchase 700,000 shares under this new stock repurchase program.

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
The following table presents a summary of the Company’s liquidity position as of the dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025	Amount Change	Percentage Change
Cash and cash equivalents	$413,199	$207,142	$206,057	99.5%
Cash and cash equivalents to total assets	11.7%	6.3%

Available borrowing capacity:
FHLB advances	$867,226	$840,607	$26,619	3.2%
Federal Reserve Discount Window	941,227	841,563	99,664	11.8%
Overnight federal funds lines	65,000	65,000	—	—%
Total available borrowing capacity	$1,873,453	$1,747,170	$126,283	7.2%
Total available borrowing capacity to total assets	53.0%	53.2%

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

	September 30, 2026		December 31, 2025
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$8,631	$384,999	$12,663	$348,287
Unfunded loan commitments	—	5,250	—	7,132
Standby letters of credit	6,925	8,175	5,705	1,625
Commercial letters of credit	—	633	—	—
Total	$15,556	$399,057	$18,368	$357,044

Contractual Obligations
The following table presents supplemental information regarding total contractual obligations as of the dates indicated:

($ in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
September 30, 2026
Time deposits	$1,678,735	$1,831	$115	$—	$1,680,681
Operating leases	3,459	6,474	5,815	5,625	21,373
Total	$1,682,194	$8,305	$5,930	$5,625	$1,702,054
December 31, 2025
Time deposits	$1,559,276	$4,293	$123	$—	$1,563,692
FHLB advances	34,000	—	—	—	34,000
Operating leases	3,562	6,277	5,708	7,585	23,132
Total	$1,596,838	$10,570	$5,831	$7,585	$1,620,824

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
The model incorporates deposit repricing assumptions impacting both consumer and wholesale deposits, deposit behavior assumption related to its non-maturity deposits, and prepayment assumptions related to its loan portfolio. The model modifications incorporated observed pricing and customer behavior in both rising and falling interest rate environments. The model is updated annually and was last evaluated during the three months ended September 30, 2026.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis as of the dates indicated, but without giving effect to any steps that management might take to counteract changes:

	September 30, 2026		December 31, 2025
Simulated Rate Changes	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity	Net Interest Income Sensitivity	Economic Value of Equity Sensitivity
+200	8.0%	(5.7)%	8.7%	(3.8)%
+100	4.2%	(2.1)%	4.5%	(1.3)%
-100	(5.6)%	(1.2)%	(5.7)%	(2.7)%
-200	(11.2)%	(3.5)%	(10.8)%	(6.1)%

On September 16, 2026, the FOMC raised the Fed Funds Target Rate to a range of 3.75% to 4.00%. The vote to raise the target rate was unanimous. In the accompanying release, the Committee noted economic activity is expanding at a solid pace despite elevated uncertainty owing in part to geopolitical developments, domestic spending has been resilient. Productivity growth is strong and capital investment is robust. Job gains have kept pace with the workforce, and unemployment rate has changed little. They noted that inflation remains elevated.
As of September 30, 2026, the Company’s net interest income sensitivity results exhibit an asset sensitive profile. Net interest income is expected to decrease when interest rates decline, as the Company has a large proportion of variable rate loans in its loan portfolio, primarily linked to Prime Rate indices, that are sensitive to changes in short-term interest rates. The Company’s deposit portfolio is also sensitive to changes in short-term interest rates, even though a large portion of its deposit mix is composed of non-maturity deposits that are not directly tied to short-term interest rate indices. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in net interest income during a period of rising interest rates may vary from the Company’s net interest income sensitivity results, as the actual result reflects earnings asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.
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
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2026 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1 - Legal Proceedings
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining the accrued loss contingency. The Company had accrued loss contingencies for legal claims of $525 thousand at September 30, 2026. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2026.
The following table presents share repurchase activities during the periods indicated:

($ in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
From July 1, 2026 to July 31, 2026	69,087	$29.29	69,087	—
From August 1, 2026 to August 31, 2026	—	$—	—	—
From September 1, 2026 to September 30, 2026	—	$—	—	700,000
Total	69,087	$29.29	69,087

During the nine months ended September 30, 2026, the Company repurchased and retired 219,526 shares of common stock at a weighted-average price of $26.51 per share under a stock repurchase program first approved by the Board of Directors on August 2, 2023 authorizing the repurchase of up to 720,000 shares. On July 23, 2025, the Company announced that the term of the stock repurchase program would be extended to July 31, 2026. The stock repurchase program had been completed as of July 23, 2026.
On September 28, 2026, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 700,000 shares of common stock through September 22, 2027. As of September 30, 2026, the Company is authorized to purchase 700,000 shares under this new stock repurchase program.

Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
During the three months ended September 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6 - Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of PCB Bancorp, as amended	10-Q	001-38621	3.1	August 8, 2019
3.2	Bylaws of PCB Bancorp	8-K	001-38621	3.1	May 23, 2024
3.3	Certificate of Determination for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	3.1	May 24, 2022
4.1	Specimen common stock certificate of PCB Bancorp	10-Q	001-38621	4.1	August 8, 2019
4.2	Description of Capital Stock	10-Q	001-38621	4.2	August 4, 2022
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	4.1	May 24, 2022
10.1	Employment Agreement, dated January 1, 2018, between Pacific City Financial Corporation and Henry Kim	S-1	333-226208	10.1	July 17, 2018
10.1A	First Amendment to Employment Agreement, dated August 26, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-Q	001-38621	10.1A	November 8, 2021
10.1B	Second Amendment to Employee Agreement, dated December 28, 2021, among PCB Bancorp, Pacific City Bank and Henry Kim	10-K	001-38621	10.1B	March 4, 2022
10.1C	Third Amendment to Employee Agreement, dated December 28, 2023, among PCB Bancorp, PCB Bank and Henry Kim	10-Q	001-38621	10.1C	June 9, 2025
10.1D	Amended and Restated Employment Agreement, dated September 23, 2026 and effective January 1, 2027, by and among PCB Bancorp, PCB Bank, and Henry H. Kim	8-K	001-38621	10.1	September 24, 2026
10.2	2023 Equity Based Compensation Plan	S-8	333-272874	4.1	June 23, 2023
10.3	Form of Stock Option Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.1	July 27, 2023
10.4	Form of Restricted Stock Award Agreement under 2023 Equity Based Compensation Plan	8-K	001-38621	10.2	July 27, 2023
10.5	2013 Equity Based Compensation Plan, as amended	S-1	333-226208	10.2	July 17, 2018
10.6	Form of Stock Option Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.3	July 17, 2018
10.7	Form of Restricted Stock Award Agreement under 2013 Equity Based Compensation Plan	S-1	333-226208	10.4	July 17, 2018
10.8	Letter Agreement, dated May 24, 2022, between PCB Bancorp and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-38621	10.1	May 24, 2022
10.9	ECIP Securities Purchase Option Agreement between PCB Bancorp and the U.S. Department of the Treasury dated January 16, 2025	10-K	001-38621	10.1	March 13, 2025
19	Insider Trading Policy	10-K	001-38621	10.1	March 13, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	PCB Bancorp Compensation Clawback Policy dated March 11, 2024	10-K	001-38621	97	March 12, 2024
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)*

* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB Bancorp

Date:	November 5, 2026	/s/ Henry Kim
Henry Kim
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2026	/s/ Timothy Chang
Timothy Chang
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)